Form 10-K
period 1997-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 1997-08-29
CIK 1022368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

                   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

                 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______.

                             COMMISSION FILE NUMBER:
                                     1-14608

                      WEIDER NUTRITION INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 87-0563574
       (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                         2002 SOUTH 5070 WEST
                         SALT LAKE CITY, UTAH             84104-4726
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

               Registrant's telephone number, including area code:
                                 (801) 975-5000

           Securities registered pursuant to Section 12(b) of the Act:
                 Class A Common Stock, par value $.01 per share
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The number of shares outstanding of the Registrant's common stock is 24,699,238 (as of July 25, 1997).

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $129,300,000 (as of July 25, 1997).

                         DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on October 29, 1997, which will be filed with the SEC, are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

      Weider Nutrition International, Inc. (the "Company") is a manufacturer of branded and private label nutritional supplements. The Company manufactures a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. The Company markets its branded products in four principal categories: sports nutrition; vitamins, minerals and herbs; diet; and healthy snacks. The Company manufactures and markets approximately 1,400 products consisting of approximately 1,800 stock keeping units ("SKUs"). The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

INDUSTRY OVERVIEW

      According to Packaged Facts, the principal markets in which the Company's products compete totaled approximately $6.5 billion in 1996 and grew at a compound annual growth rate of approximately 15% from 1992 through 1996. The Company believes several factors account for the steady growth of the nutritional supplement market, including increased public awareness of the health benefits of nutritional supplements and favorable demographic trends toward older Americans who are more likely to consume nutritional supplements.

      Over the past several years, public awareness of the positive effects of nutritional supplements on health has been heightened by widely publicized reports and medical research findings indicating a correlation between the consumption of nutrients and the reduced incidence of certain diseases. Reports have indicated that the United States government and universities generally have increased sponsorship of research relating to nutritional supplements. In addition, Congress has established the Office of Alternative Medicine within the National Institutes of Health to foster research into alternative medical treatment modalities, which may include natural remedies. Congress has also recently established the Office of Dietary Supplements in the National Institutes of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

      The Company believes that the aging of the United States population, together with a corresponding increased focus on preventative health care measures, will continue to result in increased demand for certain nutritional supplement products. According to Congressional findings that accompanied the Dietary Supplement Health and Education Act ("DSHEA"), national surveys reveal that almost 43% of Americans regularly consume vitamins, minerals and herbal supplements and 80% consume these products at some time during their lives. The 35-and-older age group of consumers, which is expected to continue to grow over the next two decades, represents 78% of the regular users of vitamin and mineral supplements. Based on data provided by the United States Bureau of the Census, from 1990 to 2010, the 35-and-older age group of the United States population is projected to increase by 32%, a significantly greater increase than the 20% projected increase for the United States population in general.

      The Company believes these and other trends have supplied the growth of the nutritional supplement market. New products introduced over the past several years include function specific products for weight loss, sports nutrition, menopause, energy and mental alertness. In addition, the use of a number of innovative ingredients, such as CitriMax(R), DHEA, chromium picolinate and melatonin, have created opportunities to offer new products.

SALES AND DISTRIBUTION

      The Company's products are currently sold in over 38,000 retail outlets in all 50 states. The Company's customers in the mass volume retail channel include: mass merchandisers -- Wal-Mart, Target and Kmart; drug stores -- Walgreens, CVS, American Drug and Thrifty/Payless; warehouse clubs -- Price Costco and Sam's Club; and supermarkets -- Albertson's, Giant and Ralphs. The Company services the health food market by distributing its products to General Nutrition Center (GNC) and the leading health food distributors (such as Tree-of-Life, Stow Mills and Nature's Best). The Company also sells through other distribution channels, including its network of exclusive distributors to health clubs and gyms (such as Bally's Health and Fitness and Gold's Gym), International markets, and private label manufacturing for other nutritional supplement companies and certain retail customers. The Company pursues a multi-channel distribution strategy in order to participate in the growth being experienced in each of these channels, thereby increasing its overall share of the nutritional supplement market. The Company also distributes its products to all major markets worldwide.

      BRANDS AND PRODUCTS. As part of its multi-brand, multi-channel strategy, the Company has created a portfolio of recognized brands designed for specific distribution channels. The positioning of the Company's brand names is supported by significant advertising and marketing expenditures as well as the Company's historical association with the Weider name. As a result, the Company believes that it has many of the leading brands in the nutritional supplement industry.

      The following table identifies the Company's 12 leading brands and illustrates the Company's multi-brand, multi-channel strategy:

BRAND                         PRIMARY CHANNEL          PRIMARY CATEGORY
----                          ---------------          ----------------
GREAT AMERICAN NUTRITION(TM)  Mass volume retailers    Vitamins and diet
JOE WEIDER SIGNATURE(TM)      Mass volume retailers    Sports nutrition and diet
PRIME TIME(R)                 Mass volume retailers    Vitamins and diet
TIGER'S MILK(TM)              Mass volume retailers    Healthy snacks
FI-BAR(R)                     Mass volume retailers    Healthy snacks
SCHIFF(R)                     Health food stores       Vitamins and diet
METAFORM(TM)                  Health food stores       Sports nutrition and diet
VICTORY(TM)                   Health food stores       Sports nutrition
MEGA MASS(R)                  Health food stores       Sports nutrition
AMERICAN BODY BUILDING(TM)    Health clubs and gyms    Sports nutrition and diet
SCIENCE FOODS(R)              Health clubs and gyms    Sports nutrition and diet
STEEL BAR(R)                  Health clubs and gyms    Sports nutrition

      The Company markets its branded products in four principal categories of nutritional supplements: sports nutrition; vitamins, minerals and herbs; diet; and healthy snacks. The Company also manufactures private label products for other nutritional supplement marketers and certain retail customers. The Company believes that offering its customers a wide variety of products also provides the Company a competitive advantage in capturing an increasing share of the growing nutritional supplement market.

      SPORTS NUTRITION. The Company's sports nutrition category includes a wide variety of products designed to enhance athletic performance and support the results derived from exercise programs. The Company's sports nutrition products deliver nutritional supplements through a variety of forms, including powdered drink mixes, tablets, capsules, nutrition bars and beverages. The target consumers for the Company's sports nutrition products are athletes, bodybuilders and fitness enthusiasts. While each of the Company's products offers distinct benefits to the consumer, the Company's sports nutrition products are intended to generally enhance the consumer's ability to control weight, support muscle growth, lose fat and increase energy levels and stamina. The following table summarizes the major brands and representative products of the Company's sports nutrition category:

MAJOR BRANDS                                    REPRESENTATIVE PRODUCTS
------------                                    -----------------------
American Body Building.................   Blue Thunder protein beverages and
                                          Ripped Force energy beverages and
                                          powdered drink mixes
Science Foods..........................   White Lightning protein beverages
                                          and Turbo-Tea energizing beverages
Victory................................   Mass 1000 and Professional powdered
                                          drink mixes
Mega Mass..............................   Giant Mega Mass and Super Mega Mass
                                          powdered drink mixes
Metaform...............................   Metaform and Metaform Heat powdered
                                          drink mixes and nutrition bars
Joe Weider Signature...................   Dynamic Weight Gain and Dynamic
                                          Muscle Builder powdered drink mixes
Tiger's Milk...........................   Tiger Sport nutrition bars
Steel Bar..............................   Steel Bar nutrition bars

      The American Body Building brands, which are intended to help the consumer increase energy levels and stamina, control weight and lose fat, are primarily distributed to health clubs and gyms through the Company's exclusive distributors. Science Foods products are distributed through health clubs and gyms through direct, non-exclusive distributors. The Victory, Mega Mass, Metaform and Joe Weider Signature brands, which are intended to support consumers' efforts to control weight, support muscle growth and lose fat, are primarily distributed through mass volume retailers and health food stores such as GNC. The Tiger's Milk product line, which has been marketed for over 30 years, includes seven nutrition bars that supply significant amounts of protein, vitamins and other essential nutrients with less fat than a traditional candy bar. Both Tiger Sport and Steel Bars are nationally distributed through supermarkets, convenience stores, warehouse clubs and health food stores.

      VITAMINS, MINERAL AND HERBS. The Company markets a complete line of vitamins and minerals, including multivitamins, multiminerals, antioxidants and digestive enzymes. These products are offered in various forms (including liquids, tablets, capsules, softgels and powdered drink mixes). In addition, herbs and phytonutrients constitute a small but growing percentage of the net sales of the Company. Herbs and phytonutrients, which are a growing category in the nutritional supplement industry, are alternatives or complements to over-the-counter pharmaceutical products for consumers who seek a more natural and preventative approach to their health care. The following table summarizes the major brands and representative products of the Company's vitamins, minerals and herbs category:

MAJOR BRANDS                                    REPRESENTATIVE PRODUCTS
------------                                    -----------------------
Schiff vitamins........................   Multivitamins, multiminerals,
                                          antioxidants and digestive enzymes

Schiff herbs...........................   Ginseng, garlic, ginkgo biloba and
                                          echinacea

Great American Nutrition...............   Cold-Free zinc lozenges

Excel..................................   Ultra High Performance and High
                                          Performance capsules

Prime Time.............................   Prime Time capsules and tablets

      The Company's Schiff brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to their diet. Schiff vitamins and minerals include multivitamins such as Single Day(TM), multiminerals such as Guided(TM) Multiminerals Complex, individual vitamins and minerals such as Vitamins C, E, and Calcium, specialty formulae such as PMS, Menopause and DHEA, beta carotene and other antioxidants and B-complex. In addition, the Company introduced Schiff's Melatonin in December 1995, which is a natural hormone reported in the popular media to combat insomnia and jet lag. Schiff vitamins are marketed primarily through health food stores but are also sold through supermarkets and drug stores within the mass volume retail channel.

      The Company markets various herbs (including ginseng, garlic, ginkgo biloba and echinacea) under the Schiff brand primarily in health food stores. Through its phytocharged supplement line distributed primarily through health food stores, Schiff is a leader in the development and introduction of phytonutrients, which are naturally-occurring compounds in plants that are believed to promote health and prevent disease. These phytonutrients include lycopene (the beta carotene relative that has been recently linked in the popular media to lowering prostate cancer risk) and beta glucan (an extract from oats that is the soluble fiber believed to be responsible for lowering blood cholesterol levels).

      The Company markets certain of its vitamins, minerals and herbal supplements as energy enhancers under the Excel brand. Excel's energy products include Ultra High Performance and High Performance with Ginseng. All Excel products were originally formulated with Ma Huang, an herb that naturally contains the stimulant ephedrine; however, in fiscal 1997, the Company decided to discontinue the manufacturing and marketing of products containing ephedrine in capsule and tablet form due to potential for misuse but will continue to manufacture and market beverages and powders containing ephedrine. The Company now offers Ma Huang-free alternatives (consisting of a unique proprietary blend of herbs) to all of its Excel products. While Excel targets health food stores for herbal energy products, Great American Nutrition distributes such products through mass volume retailers.

      DIET. The Company is one of the leading suppliers to mass volume retailers of natural products that utilize vitamins, herbs and other nutritional supplements designed to promote weight control. The Company's diet products are intended to support consumers' efforts in a number of weight control functions, including metabolizing fat, suppressing the appetite, replacing meals and providing low calorie, low fat snacks. The products are specifically formulated, packaged and priced to appeal to a wide variety of consumers with different demographic characteristics and physiological needs.

The following table summarizes the major brands and representative products of the Company's diet category:

MAJOR BRANDS                                    REPRESENTATIVE PRODUCTS
------------                                    -----------------------
Great American Nutrition..............    Fat Burner drinks and supplements
Schiff................................    Ultra Lean capsules and tablets
American Body Building................    Ripped Force and Cutting Force
                                          energy beverages
Science Foods.........................    Razor Ripped and Cut-Up energy
                                          beverages
Joe Weider Signature..................    Fat Burner supplements
Metaform..............................    Metaform Heat powdered drink mixes
Excel.................................    Super Diet and Fat Burner capsules
                                          and tablets
Prime Time............................    Prime Time capsules and tablets

      The Great American Nutrition brands, which are intended to support consumers' efforts to reduce fat, are primarily distributed through mass volume retailers. The Schiff brands, which are intended to aid in suppressing the appetite, are primarily distributed through health food stores. The American Body Building brands, which are intended to support consumers' efforts to reduce fat and provide a low calorie source of energy, are primarily distributed through the Company's exclusive distributors to health clubs and gyms. The Joe Weider Signature and Metaform brands, which are intended to enhance the consumers' efforts to control weight, support muscle growth and lose fat, are primarily distributed through mass volume retailers and health food stores, such as GNC. The Excel line, which is intended to aid in suppressing the appetite and support consumers' efforts to reduce fat, is distributed primarily though health food stores. Prime Time, a comprehensive health program designed specifically for men over age 40, is distributed primarily through mass volume retailers.

      HEALTHY SNACKS. The Company's healthy snacks category includes its Fi-Bar and Tiger's Milk product lines. The Fi-Bar product line is comprised of Fat Free Granola bars and fruit and nut bars coated with yogurt, chocolate or carob made without hydrogenated fats. The Tiger's Milk product line, which as been marketed for over 30 years, includes seven nutrition bars that supply significant amounts of protein, vitamins and other essential nutrients with less fat than a traditional candy bar. The following table summarizes the major brands and representative products of the Company's healthy snacks category:

MAJOR BRANDS                                    REPRESENTATIVE PRODUCTS
------------                                    -----------------------
Tiger's Milk..........................    Tiger's Milk nutrition bars
Fi-Bar................................    Fat Free Fi-Bar nutrition bars

      The Tiger's Milk and Fi-Bar brands, which are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars, are primarily distributed through mass volume retailers.

      PRIVATE LABEL. The Company manufactures capsules, tablets, beverages, nutrition bars and powdered drink mixes for more than 30 other marketers of nutritional supplements and certain retail customers. These independent marketers, or private label customers, market the Company's products under their own brand name. The Company believes private label manufacturing provides opportunities to enhance profitable growth through increased efficiencies from greater use of operating capacities. In addition, the Company believes private label manufacturing allows it to participate, indirectly, in the growth of direct marketing.

      INTERNATIONAL MARKETS. The Company believes significant opportunities exist for nutritional supplement products in international markets. The Company has positioned itself to take advantage of such opportunities through acquisitions (in fiscal years 1996 and 1997) of businesses in Western Europe and Canada. The Company has the capability to manufacture nutritional supplements in Spain and market nutritional supplements throughout continental Europe, including Italy, Germany, France, Belgium, the Netherlands, Luxembourg, Portugal and Spain. The Company markets nutritional supplements to South America, Russia and the Pacific Rim. These acquisitions provide the Company with the rights to manufacture and market nutritional supplements worldwide, excluding Australia, New Zealand, Japan and South Africa. In addition, the Company has manufacturing capabilities in the United Kingdom as a result of an agreement with an indirect subsidiary of Archer Daniels Midland.

      GROWTH STRATEGY. The Company intends to broaden its leadership position in the nutritional supplement industry by combining internal growth with strategic acquisitions. Specifically, the Company's strategy is to:(i) leverage its portfolio of established brands to increase its share of the nutritional supplement market; (ii) develop new brands and product line extensions through its commitment to research and development; (iii) continue the growth of its balanced distribution network; (iv) further penetrate international markets; and
(v) supplement internal growth through strategic acquisitions of related businesses and product lines. The Company believes that its multiple distribution channels, broad portfolio of leading brands and state-of-the-art manufacturing and distribution capabilities position it to be a long-term competitive leader in the nutritional supplement industry.

MARKETING AND CUSTOMER SALES SUPPORT

      A comprehensive promotional program and extensive advertising, in combination with a large, well-trained sales force and superior customer service standards, have been integral to the Company's growth. These factors have enhanced brand name recognition of the Company's products and positioned it as a leader in the nutritional supplement industry. A key part of the Company's strategy is to help educate consumers about innovative, safe and beneficial nutritional supplement products. The Company's marketing and advertising expenditures were approximately $12.5 million in fiscal 1997, $11.3 million in fiscal 1996, and $6.7 million in fiscal 1995.

      The Company promotes its products in more than 37 consumer magazines, such as NEWSWEEK, PEOPLE, COSMOPOLITAN, SELF, PARADE, MARTHA STEWART LIVING, WOMAN'S DAY, FAMILY CIRCLE and MADEMOISELLE and trade magazines, such as WHOLE FOODS, VITAMIN RETAILER, MASS MARKET RETAILER AND CHAIN DRUG REVIEW. In addition to these publications, the Company advertises in several magazines published by Weider Publications Inc. ("Weider Publications"), an affiliate of the Company, including: MUSCLE AND FITNESS, FLEX, SHAPE, MEN'S FITNESS, and SENIOR GOLFER. The Company also maintains several Internet sites.

      The Company participates in consumer education by sponsoring and attending various sporting events, including leading professional body building competitions such as The Mr. Olympia, The Arnold Schwarzenegger Classic and 45 local National Physique Committee bodybuilding competitions. In addition, the Company plays an active role in supporting industry and consumer advocate organizations for nutritional products. The Company also promotes its products at numerous trade and consumer shows representing all current distribution channels.

      The Company is committed to providing superior service both to retailers and consumers. The Company's sales and marketing team consists of approximately 120 professionals organized by distribution channel, brand and product type. This enables the Company to quickly service the needs of both retailers and consumers. The Company believes that up-to-date reporting and hands-on management allow its sales team to be responsive to consumer needs for new products, creating promotions and producing extensive marketing support materials.

PRODUCT RESEARCH AND DEVELOPMENT

      The Company strives to be a leader in nutritional supplement product development and intends to continue its commitment to research and development to create new brands and product line extensions. The nutritional supplement industry is influenced by products that become popular due to changing consumer tastes and media attention. The Company believes it is important to develop new products in the nutritional supplement industry in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, the Company believes that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products.

      As a result of the Company's product development history, the Company believes that it has built a reputation in the nutritional supplement industry for innovation in both branded and private label products. The Company has pioneered a number of innovations in the nutritional supplement industry, including: (i) the development of the first domestic source of melatonin with consistent quality, supply and cost; (ii) the introduction of garcinia cambogia, a popular weight loss ingredient; (iii) the production of the first high-protein, low carbohydrate beverage; and (iv) the retail introduction of the first carotenoid complex product. The Company is in various stages of development with respect to new product concepts that will augment its existing product lines.

      In order to support its commitment to research and development, the Company, as considered appropriate, hires requisite technical personnel and invests in formulation, testing and other research and development related capital additions.

MANUFACTURING AND PRODUCT QUALITY

      The Company has invested in manufacturing to meet the growing demand for nutritional supplement products, to ensure continued operating efficiencies and to maintain high product quality standards. The Company manufactures over 80% of its branded products. Consistent with its commitment to capturing an increasing share of the growing nutritional supplement market, the Company recently completed construction of a state-of-the-art facility that more than doubles previous capacity. In April 1997, the Company began consolidating many of its operations in its main distribution center and headquarters in Salt Lake City, Utah. The Company also currently manufactures its products in four other facilities in Salt Lake City, Utah; Irwindale, California; Walterboro, South Carolina; and Las Vegas, Nevada.

      QUALITY STANDARDS. The Company's manufacturing facilities are in the initial evaluation and implementation phases of ISO 9000 certification. As part of this process, all testing and inspection procedures performed by more than 35 quality control professionals are standardized and periodically evaluated for compliance. Each of the Company's manufacturing sites is equipped with microbiology and quality control laboratories. Samples are evaluated using visual and flavor profiles as well as analytical testing using high pressure liquid chromatography, atomic absorption, a UV fluorometer, thin layer chromatography and infrared spectrophotometric equipment. The Company's products are also subject to extensive shelf life stability testing through which the Company determines the effects of aging on its products. The Company's product retention program allows the Company to maintain samples from each product batch shipped and to analyze such samples to insure product quality. Certified outside laboratories are used routinely to evaluate the Company's laboratory performance and to supplement its testing capabilities.

      PURCHASING. The Company focuses on purchasing raw materials from the highest quality-cost effective vendors and sources its raw materials and purchases goods from over 275 different qualified vendors. The Company orders and purchases a majority of its raw materials from its Salt Lake City headquarters, allowing the Company to benefit from volume purchasing discounts.

COMPETITION

      The market for the sale of nutritional supplements is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. The nutritional supplement industry consists of six principal types of suppliers: independent health food suppliers, who focus primarily on vitamins and nutritional supplements; mass volume retail suppliers, who sell nutritional products that have mass appeal; gym and health club product companies; direct sale and mail order marketers; private label manufacturers; and major pharmaceutical companies. The majority of competitors in the nutritional supplement industry are privately held and the Company is unable to precisely assess the size of such competitors. However, the Company believes that no competitor controls more than 10% of this market.

      The Company believes that by reacting quickly to market changes, scientific discoveries and competitive challenges, the Company will continue to compete, effectively in the nutritional supplement industry. As the nutritional supplement industry grows and evolves, the Company believes retailers will rely heavily on suppliers, such as the Company, that can respond quickly to new opportunities, support them with production capacity and flexibility, and provide innovative and high margin products. In addition, retailers have begun to align themselves with suppliers, such as the Company, who are financially stable, aggressively market a broad portfolio of products and offer superior customer service. The Company believes that it competes favorably with other nutritional supplement companies and major pharmaceutical companies because of its competitive pricing, marketing strategies, sales support and the quality and breadth of its product line.

GOVERNMENT REGULATION

      The manufacturing, packaging, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agencies, the most active of which is the Food and Drug Administration ("FDA"), which regulates the Company's products under the Federal Food, Drug, and Cosmetic Act ("FDCA") and regulations promulgated thereunder. The Company's products are also subject to regulation by the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). The Company's activities are also regulated by various agencies of the states, localities and foreign countries to which the Company distributes its products and in which the Company's products are sold. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the DSHEA.

      The Company's advertising of its dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims by companies (other than the Company) for weight loss dietary supplement products and plans. Most recently, on March 25, 1997, the FTC announced proposed consent orders in seven cases involving weight loss claims, as well as a general, coordinated long-term consumer education and law enforcement program titled "Operation Waistline." On November 7, 1996, the FTC entered into proposed consent orders (which have since been finally entered) that would prohibit three companies from claiming that chromium picolinate causes weight loss, increases muscle mass or regulates blood sugar levels unless the companies had adequate substantiation for the claims. Although the Company is not a party to the consent order, chromium picolinate is used in many of the Company's weight loss and body building products.

      The Company is a party to a Consent Order (the "Order") with the FTC, which was signed by Weider Health and Fitness ("WHF") in 1985. Pursuant to the Order, the Company is prohibited from making certain advertising claims relating to the muscle building capabilities of Anabolic Mega Paks and Dynamic Life Essence and any other product of substantially similar composition. In connection with the Company's other food products, the Company is similarly prohibited from making these claims unless the Company is able to substantiate such claims. In September 1991, the FTC informed the Company that the FTC has reviewed the several compliance reports which had been filed from March 1986 through and including June 20, 1991 and no action was planned at such time. Although the Company has received occasional inquiries from the FTC regarding compliance matters since September 1991, the FTC has not taken any formal action regarding the Company's compliance.

      The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such customers are subject to governmental regulations in connection with their purchase, marketing, distribution and sale of such products, and the Company is subject to such regulations in connection with manufacture of such products and its delivery of services to such customers. However, the Company's contract manufacturing customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company's control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company.

      Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation of certain of the Company's products. Compliance with such foreign governmental regulations is generally controlled by the Company's distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

      The Company has a number of individuals dedicated to regulatory compliance, including a Vice President of Quality Control, a Director of Regulatory Affairs and a Vice President of Research, in addition to a number of outside legal consultants. The Vice President of Quality Control is responsible for conforming each of the Company's manufacturing facilities to applicable GMPs and federal and state regulations. The Director of Regulatory Affairs' responsibilities include ensuring that all product packaging and advertising comply with FDA and FTC requirements and serving as the primary liaison between the Company and the Company's outside patent consultants. The

Vice President of Research is responsible for submitting structure/function claims to the FDA and validating any technical claims made in any of the Company's advertising or packaging.

      The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

PRODUCT LIABILITY INSURANCE

      Because the Company manufactures products designed to be ingested, it faces the risk that materials used for the final products may be contaminated with substances that may cause sickness or other injury to persons who have used the products. Although the Company maintains production and operating standards designed to prevent such events, certain portions of the process of product development, including the production, harvesting, storage and transportation of raw materials, along with the handling, transportation and storage of finished products delivered to consumers, are not within the control of the Company. Furthermore, sickness or injury to persons may occur if products manufactured by the Company are ingested in dosages which exceed the dosage recommended on the product label. The Company cannot control misuse of its products by consumers or the marketing, distribution and resale of its products by its customers. With respect to product liability claims in the United States, the Company has $1.0 million per occurrence and $1.0 million in aggregate liability insurance subject to self-insurance retention of $25,000. In addition, if claims should exceed $1.0 million, the Company has excess umbrella liability insurance of up to $90.0 million. However, there can be no assurance that such insurance will continue to be available, or if available, will be adequate to cover potential liabilities. The Company generally does not obtain contractual indemnification from parties supplying raw materials or marketing its products and, in any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the indemnification party.

TRADEMARKS AND PATENTS

      At August 1, 1997 the Company had approximately 200 trademarks registered and/or applications pending with the United States Patent and Trademark Office. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company protects its legal rights concerning its trademarks and is currently enforcing several trademarks against infringement by litigation, both in the United States and in foreign countries.

      The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States even if the registrants never used the trademark in the geographic area wherein the unauthorized use is being made (PROVIDED, HOWEVER, that an unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographical area). The Company intends to register its trademarks in certain foreign jurisdictions where the Company's products are sold. However, the protection available in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

EMPLOYEES

      At August 1, 1997, the Company employed approximately 560 persons, of whom approximately 350 were in management, sales, purchasing, logistics and administration and approximately 210 were in manufacturing. Additionally, the Company utilizes temporary employees in some of its manufacturing processes. The Company is not party to any collective bargaining arrangements. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

      At May 31, 1997, the Company owned or leased the following facilities:

                                           APPROXIMATE              EXPIRATION
LOCATION             FUNCTION              SQUARE FEET  LEASE/OWN  DATE OF LEASE
--------             --------              -----------  ---------  -------------
Salt Lake City, UT   Company Headquarters,
                     Manufacturing & Pro-
                     duction, Warehouse &
                     Distribution           418,000      Lease    March 2013
Salt Lake City, UT   Manufacturing & Pro-
                     duction, Warehouse     152,000      Own      N/A
Salt Lake City, UT   Warehouse               67,000      Lease    May 1998
Irwindale, CA        Manufacturing & Pro-
                     duction                129,000      Lease    (1)
Walterboro, S.C.     Manufacturing & Pro-
                     duction                 55,000      Own      N/A
Las Vegas, NV        Manufacturing & Pro-
                     duction                 27,500      Lease    November 1999
Montreal, Quebec     Administrative Offices
                     & Warehouse             24,600      Lease    September 1998
Madrid, Spain        Administrative Offices,
                     Manufacturing & Pro-
                     duction                 20,000      Lease    September 2006

      (1) This location consists of three separate facilities. The lease for 30,000 square feet expires in April 1999; the lease for 61,600 square feet expires in April 2000; and the lease for 37,400 square feet expires in May 2000.

ITEM 3.  LEGAL PROCEEDINGS

      The Company and its subsidiary, Schiff Products, Inc. ("Schiff Products"), together with other distributors, manufacturers and retailers of L-Tryptophan, are defendants in actions in federal and state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of products containing allegedly contaminated L-Tryptophan. The Company acquired Schiff Products pursuant to an asset acquisition transaction in 1989. Schiff Products was a distributor of L-Tryptophan, but neither the Company nor Schiff Products ever distributed products that are the subject of the lawsuits. In each lawsuit, the LTryptophan products were shipped by the entity from whom the Company purchased the trademark Schiff and other assets in 1989. The Company and Schiff Products have entered into an indemnification agreement (the "Indemnification

Agreement") with Showa Denko America ("SDA"), a U.S. subsidiary of a Japanese Corporation, Showa Denko, K.K. ("SDK"). Under the Indemnification Agreement, SDA agreed to assume the defense of all claims arising out of the ingestion of L-Tryptophan products, pay all legal fees and indemnify the Company and its affiliates against liability in any action if it is determined that a proximate cause of the injury sustained by the plaintiff in the action was a constituent of the raw material sold by SDA to Schiff Products, or was a factor for which SDA or any of its affiliates was responsible, except to the extent that action by the Company or Schiff Products proximately contributed to the injury, and except for certain claims relating to punitive damages. SDK has posted a revolving irrevocable letter of credit for the benefit of the indemnified group if SDA is unable or unwilling to satisfy any claims or judgments. SDK has unconditionally guaranteed the payment obligations of SDA under the Indemnification Agreement.

      The Company was named as one of several defendants in a suit filed in December 1996 alleging unfair competition and false advertising under California law. A second amended complaint was filed on or about June 1997. The plantiff purports to assert such claims on behalf of himself, the general public and a nationwide class of consumers, although no class has yet been certified. The plantiff alleges that the defendants, including the Company, promoted and sold a certain product, the labels and advertising materials for which contained incorrect information concerning the product's nutritional content. The plantiff seeks, among other things, injunctive relief prohibiting the alleged product and compelling restitution of monies obtained from the sale of the product and attorneys' fees. The Company answered the complaint, denying liability.

      The Company is presently engaged in various other legal actions, and, although ultimate liability cannot be determined at the present time, the Company currently believes that the amount of any such liability from these other actions and the lawsuits described in the preceding paragraphs, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations and financial condition. However, no assurance can be given that such legal actions would not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to the vote of security holders since the Company's initial public offering of Class A common stock.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       In May 1997, the Company completed its initial public equity offering of 6,440,000 shares (includes over-allotment of 840,000 shares) of Class A common stock, $.01 par value per share, which were issued at $11.00 per share, (the "IPO"). The Company's Class A common stock is traded on the New York Stock Exchange under the symbol "WNI".

      The Company paid its first quarterly dividend of $0.0375 per share subsequent to year end. The dividend was declared to be payable on June 15, 1997 to holders of all classes of common stock of record at the close of business on June 1, 1997. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company entered into an amended credit agreement with General Electric Capital Corporation which contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock (See Note 5 to the Consolidated Financial Statements). Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

      The high and low closing prices of the Company's common stock subsequent to the IPO were $12.75 and $11.13, respectively, for the fourth quarter of fiscal 1997. Pricing information for previous quarters is not available as the Company's common stock was not publicly traded prior to May 1, 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The following selected consolidated financial data as of, and for the fiscal years ended May 31, 1994, 1995, 1996 and 1997 have been derived from the Company's consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The following selected consolidated financial data for the fiscal year ended May 31, 1993 is derived from the audited consolidated financial statements of WHF. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               FISCAL YEAR ENDED MAY 31,
                                       -------------------------------------------------
                                         1993     1994       1995       1996     1997
                                       -------   -------    -------   --------  --------
INCOME STATEMENT DATA:
 Net sales...........................  $63,144   $67,870    $90,927   $186,405  $218,566
 Cost of goods sold..................   37,002    39,287     55,411    116,177   136,875
                                       -------   -------    -------   --------  --------
 Gross profit........................   26,142    28,583     35,516     70,228    81,691
 Operating expenses..................   19,036    20,344     24,226     41,068    51,745
 Impairment of intangible assets.....    --         --         --        --        2,095
 Management and employee compensa-
  tion charge........................    --         --         --        --       14,495
                                       -------   -------    -------    -------  --------
 Total operating expenses............   19,036    20,344     24,226     41,068    68,335
                                       -------   -------    -------    -------  --------
 Income from operations..............    7,106     8,239     11,290     29,160    13,356
 Other income (expense):
  Interest, net......................     (170)     (245)    (1,079)    (3,736)   (5,791)
  Other..............................     (950)   (1,015)       147       (253      (557)
                                       -------   -------    -------   --------  --------
    Total............................   (1,120)   (1,260)      (932)    (3,989)   (6,348)
                                       -------   -------    -------   --------  --------
 Income before income taxes..........    5,986     6,979     10,358     25,171     7,008
 Provision for income taxes..........    2,423     2,845      4,266     10,207     2,708
                                       -------   -------    -------   --------  --------
 Net income..........................  $ 3,563   $ 4,134    $ 6,092   $ 14,964  $  4,300
                                       =======   =======    =======   ========  ========
Weighted average shares outstanding(1)                              24,699,238 24,881,954
                                                                    ========== ==========
Net income per common share(1).......                                    $ .61      $ .17
                                                                         =====      =====
Proforma net income per common share(1)                                  $ .61      $ .68(2)
                                                                         =====      =====

                                                      MAY 31,
                                      ------------------------------------
                                        1994       1995      1996     1997
                                        ----       ----      ----     ----
BALANCE SHEET DATA:
 Cash and cash equivalents........... $     2    $ 2,272   $  1,592  $  1,259
 Working capital.....................  14,082     25,044     42,605    63,992
 Total assets........................  39,548     70,048    133,147   168,756
 Total debt..........................   7,410     28,616     68,054    45,094
 Total stockholders' equity..........  22,946     28,100     39,332    92,424

(1) Net income and Proforma net income per common share for the years ended May 31, 1996 and 1997 have been computed by dividing net income by the number of weighted average shares outstanding and assumes as outstanding, as of June 1, 1995, the 1,557,604 shares of Class A common stock (adjusted for the 14,428.9-for-one stock split) issued and outstanding prior to consummation of the IPO, the 15,687,432 Class B common shares (adjusted for the 14,428.9-for-one stock split), the 6,440,000 shares of Class A common stock issued in connection with the IPO, the 972,247 shares of Class A common stock issued pursuant to management incentive agreements, the 41,955 shares of Class A common stock issued to certain employees based on tenure with the Company at the time of the IPO, and dilutive common stock equivalents. See Notes 7 and 9 to Consolidated Financial Statements.

(2) Proforma net income per common share for the year ended May 31, 1997 excludes the impairment of intangible assets of $2.1 million and the management and employee compensation charge of $14.5 million; and, interest expense is reduced to $2.1 million ($5.8 million as reported) as if $45.6 million of the net proceeds from the IPO were applied against outstanding debt as of June 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, AND THE OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGEMENT AS OF THE DATE OF THIS REPORT. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

      Net income for the years ended May 31, 1995, 1996 and 1997 amounted to $6.1 million, $15.0 million and $4.3 million, respectively. On a pro forma basis, net income for 1997 amounted to $16.7 million. Pro forma earnings for 1997 exclude a charge of $2.1 million ($1.3 million after tax) resulting from the June 1996 adoption by the Company of SFAS No. 121 and a one-time charge of $14.5 million ($8.9 million after tax) attributable to compensation expense recognized in connection with the IPO. Pro forma interest expense is adjusted downward to $2.1 million ($5.8 million as reported) as if $45.6 million of the net proceeds from the IPO were applied against outstanding debt as of the beginning of the year.

      The Company experienced growth in sales over the past three fiscal years. Net sales were $90.9 million, $186.4 million and $218.6 million for fiscal 1995, 1996 and 1997, respectively. The Company's growth has been a result of increased demand for the Company's products, the Company's increased penetration of the growing mass volume retail distribution channel, acquisition strategy and introduction of new products. The Company acquired a number of businesses in the three-year period ending May 31, 1997 which contributed to the Company's growth. For example, acquisitions in 1997 contributed $7.4 million in net sales and $1.1 in operating income. Excluding acquisitions, the Company's internal net sales grew at a compound annual growth rate of 26.5 percent for the three-year period ended May 31, 1997.

      Net sales increased 17.3% in fiscal 1997 compared to an increase of 105.1% experienced in fiscal 1996. The Company experienced a much higher growth rate in fiscal 1996, in comparison to fiscal 1997, as a result of the incrementally greater effects of acquisitions, growth in mass market sales volume and higher sales of melatonin. The nutritional supplement industry is influenced by products, such as melatonin, that can become popular due to changing consumer tastes and heightened media attention. The Company sold $8.5 million of melatonin during fiscal 1997 compared to $18.9 million in fiscal 1996. Excluding melatonin sales in fiscal 1997 and 1996, the net sales increase in fiscal 1997 approximates 25.0%. In addition, net sales for fiscal 1997 were impacted by manufacturing capacity constraints. By distribution category, sales volume increased in mass market (22.7%), private label (13.5%), beverage distribution (sports drinks) (26.9%) and international markets (226.1%) in 1997 compared to 1996. Sales volume in the health food market decreased by approximately 10.2% in 1997 compared to 1996.

      The Company has made significant investments in manufacturing and distribution infrastructure in fiscal 1997 to support future growth. These expenditures include higher depreciation associated with additional capital equipment, as well as costs associated with hiring additional personnel and upgrading information systems.

      The following table shows selected items expressed on an actual basis and as a percentage of net sales for the years indicated:

                             1995           1996             1997
                        -------------  --------------  --------------
                                    (dollars in thousands )

Net sales.............  $90,927 100.0% $186,405 100.0% $218,566 100.0%
Cost of goods
  sold................   55,411  60.9   116,177  62.3   136,875  62.6
                        -------  ----  --------  ----  -------- -----
Gross profit..........   35,516  39.1    70,228  37.7    81,691  37.4
                        -------  ----  --------  ----  -------- -----
Operating
  expenses............   24,226  26.6    41,068  22.0    51,745  23.7
Management
  compensation
  program.............     --     --       --     --     14,495   6.6
Impairment of
  intangible
  assets..............     --     --       --     --      2,095   1.0
                        -------- ----  --------  ----  --------  ----
Total operating
  expenses............   24,226  26.6    41,068  22.0    68,335  31.3
                        -------  ----  --------  ----  --------  ----
Income from
  operations..........   11,290  12.4    29,160  15.6    13,356   6.1
Other expense.........      932   1.0     3,989   2.1     6,348   2.9
Provision for
  income taxes........    4,266   4.7    10,207   5.5     2,708   1.2
                        -------  ----  --------  ----  --------  ----
Net income............  $ 6,092   6.7% $ 14,964   8.0% $  4,300   2.0%
                        =======  ====  ========  ====  ========  ====

RESULTS OF OPERATIONS
(FISCAL 1997 COMPARED TO FISCAL 1996)

      NET SALES. Net sales for the year ended May 31, 1997 increased $32.2 million, or 17.3% to $218.6 million from $186.4 million for the year ended May 31, 1996. Sales to mass volume retailers, beverage distributors and international markets together with private label sales volume increased during 1997 compared to 1996. Sales to mass volume retailers increased approximately 22.7% to $78.0 million in 1997 from $63.6 million in 1996. The increase in sales to mass volume retailers resulted primarily from increased penetration of the market and the introduction of new products. Sales to beverage distributors increased approximately 26.9% to $23.1 million in 1997 from $18.2 million in 1996. The increase in sales to beverage distributors was primarily a result of additional sports drink sales to health clubs and gyms enhanced in part by the acquisition of Science Foods, Inc., effective January 1, 1997. Sales to private label customers increased approximately 13.5% to $48.0 million in 1997 from $42.3 million in 1996 primarily as a result of increased volumes with existing customers. Sales to health food distributors and retailers decreased approximately 10.2% to $45.5 million in 1997 from $50.7 million in 1996. The decrease in sales to health food distributors and retailers resulted primarily from limitations on the Company's capsule and tablet manufacturing capacity.

      The Company's penetration into international markets, while still amounting to less than 10% of total sales volume, increased significantly during 1997. Sales to international markets increased 226.1% to $17.6 million in 1997 from $5.4 million in 1996. The increase in sales to international markets resulted primarily from the Company's acquisition of businesses in Western Europe and Canada, consummated in the second half of 1996 and the first half of 1997.

      The following table shows comparative net sales results categorized by distribution channel on an actual basis and as a percentage of net sales for the years indicated (dollars in thousands):

                                          1996                    1997
                                    ----------------        ----------------
      Mass volume retailers........ $ 63,561    34.1%       $ 77,993    35.6%
      Health food..................   50,656    27.2          45,484    20.8
      Private label................   42,302    22.7          48,009    22.0
      Beverage distributors........   18,209    10.0          23,108    10.6
      International markets........    5,407     2.6          17,630     8.1
      Other........................    6,270     3.4           6,342     2.9
                                    --------   -----        --------   -----
            Total.................. $186,405   100.0%       $218,566   100.0%
                                    ========   =====        ========   =====

      GROSS PROFIT. Gross profit increased approximately 16.4% to $81.7 million in the year ended May 31, 1997 from $70.2 million in the year ended May 31, 1996. Gross profit as a percentage of net sales was 37.4% for the year ended May 31, 1997 compared to 37.7% for the year ended May 31, 1996. The slight decrease in the gross profit percent resulted primarily from the Company's decision, implemented in 1997, to invest in manufacturing and distribution infrastructure to support future growth.

      OPERATING EXPENSES. Operating expenses increased approximately 66.4% to $68.3 million in the year ended May 31, 1997 from $41.1 million in the year ended May 31, 1996. In connection with the Company's initial public offering, the Company recognized a one-time compensation charge relating to the vested portion of certain management incentive agreements and certain other charges as a result of issuing stock to other employees based on years of service totaling approximately $14.5 million ($8.9 million after tax). In addition, the Company adopted SFAS No. 121 effective June 1, 1996 and recognized an asset impairment loss of approximately $2.1 million ($1.3 million after tax). Excluding these charges, operating expenses increased approximately $10.6 million, or 26.0%, to $51.7 million in 1997 compared to $41.1 million in 1996. As a percentage of net sales, operating expenses (excluding the aforementioned charges) were 23.7% for 1997 compared to 22.0% for 1996. Operating expenses increased primarily as a result of additional personnel, new information systems and increased legal costs.

      Selling and marketing expenses as a percentage of net sales were 15.0% for the year ended May 31, 1997 compared to 14.3% for the year ended May 31, 1996. The increase in selling and marketing expense resulted primarily from the incremental costs of additional sales personnel and increased royalty expense.

      General and administrative expense as a percentage of net sales were 6.7% for the year ended May 31, 1997 compared to 5.9% for the year ended May 31, 1996. The increase resulted primarily from increased legal costs and costs associated with additional personnel.

      Excluding the effects of adopting SFAS No. 121, amortization of intangible assets expense remained relatively constant for the years ended May 31, 1997 and 1996, respectively, at approximately 1.0% and 1.1% of net sales. The Company adopted SFAS No. 121 effective June 1, 1996 and, primarily as a result of the Company's decision to discontinue manufacturing and marketing products containing ephedrine (Ma Huang) in capsule and tablet form, recognized an impairment of intangible assets loss of approximately $2.1 million ($1.3 million after tax).

      OTHER EXPENSE. Other expense amounted to $6.3 million for the year ended May 31, 1997 compared to $4.0 million for the year ended May 31, 1996. The net increase of approximately $2.3 million consists primarily of increased interest costs associated with additional indebtedness incurred in connection with certain acquisitions, increased working capital requirements and additions to property and equipment.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $2.7 million for the year ended May 31, 1997 compared to $10.2 million for the year ended May 31, 1996. The decrease in the Company's provision for income taxes resulted primarily from the reduction in pre-tax earnings in 1997 compared to 1996. As noted above, pre-tax earnings in fiscal 1997 were impacted by the one-time compensation charge of $14.5 million and the adoption of SFAS No. 121 ($2.1 million). Income taxes as a percentage of pre-tax income amounted to approximately 38.6% for the year ended May 31, 1997 compared to 40.6% for the year ended May 31, 1996. The reduction in the effective tax rate in 1997 resulted primarily from a reduction in the Federal statutory rate applicable to the Company and a reduction in the overall effective state income tax rate.

      ACQUISITIONS. In September 1996, the Company acquired certain assets and international distribution rights from a related party in Canada for $4.0 million. The purchase of these assets was accounted for at the historical cost of $25,000 in the records of the Company, and the results of operations have been included since September 1, 1996. Included in distributions to WHF is an amount of $3,975,000 representing the difference between the purchase price and historical cost.

      In September 1996, the Company acquired trademarks and nutritional supplement operations providing distribution capabilities in primarily Spain and Portugal for a total purchase price of $3.4 million. Of the total amounts paid, $2,650,000 was paid to an affiliate of which $1,350,000 represents an amount in excess of historical cost that is accounted for as a distribution to WHF. Results of operations have been included since September 1, 1996.

      In January 1997, the Company acquired the net assets of Science Foods, Inc., a competing sports nutrition beverage manufacturer, for $3.9 million in cash plus the assumption of $.7 million in debt. The Company accounted for this acquisition as a purchase and recognized goodwill of $3.2 million which is being amortized over 35 years. Results of operations have been included since January 1, 1997.

RESULTS OF OPERATIONS
(FISCAL 1996 COMPARED TO FISCAL 1995)

      NET SALES. Net sales increased approximately 105.1% to $186.4 million in fiscal 1996 from $90.9 million in fiscal 1995. The increase in net sales in fiscal 1996 resulted primarily from increased distribution to mass volume retailers and greater contributions from the Company's acquisitions during fiscal 1996 than fiscal 1995.

      The following table shows comparative net sales results categorized by distribution channel on an actual basis and as a percentage of net sales for the fiscal years indicated:

                                                 1995               1996
                                           ----------------    ----------------
                                                   (dollars in thousands)
Mass volume retailers..................    $24,267     26.7%   $ 63,561    34.1%
Health food............................     40,074     44.1      50,656    27.2
Private label..........................     11,502     12.6      42,302    22.7
International markets..................      4,335      4.8       5,407     2.9
Other, including beverage distributors.     10,749     11.8      24,479    13.1
                                           -------    -----    --------   -----
      Total............................    $90,927    100.0%   $186,405   100.0%
                                           =======    =====    ========   =====

      Sales to mass volume retailers increased approximately 161.9% to $63.6 million in fiscal 1996 from $24.3 million in fiscal 1995. The increase in sales to mass volume retailers in fiscal 1996 resulted primarily from the Company obtaining new accounts, expanding distribution to existing accounts and introducing new branded products, including a line of melatonin products under the Schiff brand. Sales to health food stores increased approximately 26.4% to $50.7 million in fiscal 1996 from $40.1 million in fiscal 1995. The increase in sales to health food stores was primarily the result of the introduction of new branded products. Sales to private label customers increased approximately 267.8% to $42.3 million in fiscal 1996 from $11.5 million in fiscal 1995. The increase in sales to private label customers was primarily due to the acquisition of Nion. Sales to international markets increased approximately 24.7% to $5.4 million in fiscal 1996 from $4.3 million in fiscal 1995. The increase in sales to international markets resulted primarily from the acquisition of Weider U.K. Sales to other customers increased approximately 127.7% to $24.5 million in fiscal 1996 from $10.7 million in fiscal 1995. The increase in sales to other customers, including health clubs and gyms, was primarily attributable to the ABB acquisition in fiscal 1995.

      GROSS PROFIT. Gross profit increased approximately 97.8% to $70.2 million in fiscal 1996 from $35.5 million in fiscal 1995. The increase in gross profit in fiscal 1996 resulted primarily from the increase in sales in fiscal 1996 from fiscal 1995. Gross margin decreased to 37.7% for fiscal 1996 from 39.1% for fiscal 1995, primarily as a result of shifts in product mix to lower margin beverages, nutrition bars and private label capsules and tablets manufacturing, which was partially mitigated by increased manufacturing efficiencies, higher sales prices and increased concentration on branded capsules and tablets.

      OPERATING EXPENSES. Selling and marketing expenses, including sales, marketing, advertising and freight costs, increased approximately 71.6% to $26.6 million in fiscal 1996 from $15.5 million in fiscal 1995. The increase in selling and marketing expenses in fiscal 1996 resulted primarily from increased advertising and personnel required to handle higher volumes of products associated with increased sales and acquisitions in fiscal 1996. Selling and marketing expenses as a percentage of net sales were 14.3% in fiscal 1996 compared to 17.0% in fiscal 1995.

      General and administrative expenses increased approximately 75.8% to $10.9 million in fiscal 1996 from $6.2 million in fiscal 1995. The dollar increase in general and administrative expenses in fiscal 1996 resulted primarily from incremental expenses added by the acquisition of Nion and ANB. General and administrative expenses as a percentage of net sales were 5.9% in fiscal 1996 compared to 6.8% in fiscal 1995. The decrease in general and administrative expenses as a percentage of net sales was primarily a result of increased sales volumes.

      The expense for amortization of intangible assets increased approximately 90.9% to $2.1 million for fiscal 1996 from $1.1 million for fiscal 1995. The increase in amortization of intangible assets resulted primarily from acquisitions consummated during fiscal years 1996 and 1995. Amortization of intangible assets expense as a percentage of net sales was 1.1% in fiscal 1996 compared to 1.2% in fiscal 1995.

      OTHER EXPENSE. Other expense increased approximately 329.2% to $4.0 million in fiscal 1996 from $932,000 in fiscal 1995. The increase in other expense resulted primarily from an increase in interest expense of 236.4% to $3.7 million in fiscal 1996 from $1.1 million in fiscal 1995. Interest expense increased in fiscal 1996 as a result of the Company's incurrence of additional indebtedness in connection with the Weider U.K., Nion and ANB acquisitions and increased investment in inventory and fixed assets.

      PROVISION FOR INCOME TAXES. Provision for income taxes increased approximately 137.2% to $10.2 million in fiscal 1996 from $4.3 million in fiscal 1995. The dollar increase in provision for income taxes resulted primarily from increased taxable income in fiscal 1996 compared to fiscal 1995. Provision for income taxes as a percentage of net sales was 5.5% in fiscal 1996 compared to 4.7% in fiscal 1995.

      ACQUISITIONS. In January 1995, the Company acquired certain assets of American Body Building Products, Inc. ("ABB") and two other related companies for cash of $8,620, a note of $2,000, and the assumption of certain liabilities. The Company accounted for this acquisition as a purchase and recognized goodwill of approximately $8,788, which is being amortized over 15 years. ABB manufactures and distributes energy drinks and nutrition bars.

      In June 1995, the Company acquired the assets of National Institute of Nutrition, Inc. (dba Nion Laboratories) ("Nion") for cash of $8,190, notes of $7,063, and the assumption of certain liabilities. The Company accounted for this acquisition as a purchase and recognized goodwill of approximately $8,149 which is being amortized over 15 years. Nion manufactures and distributes nutritional supplements in capsule and tablet form.

      In October 1995, the Company acquired certain assets of American Nutrition Bars ("ANB") for the forgiveness of a note receivable of $850 and the assumption of certain liabilities. The Company accounted for this acquisition as a purchase and recognized goodwill of approximately $3,126 which is being amortized over a 15-year period. ANB manufactures and distributes nutritional bars.

      In January 1996, the Company purchased net assets with a recorded value of approximately $49 and rights to use the Weider name in England and Ireland, and with certain customer accounts in Austria, France, and Switzerland for approximately $557 ("Weider U.K.") from a commonly controlled entity. The Company also incurred liabilities of $250 to the benefit of the commonly controlled entity. As a result, $758 is included in distribution to WHF for the purchase of such assets. The purchase of these assets was accounted for at the historical cost of $49 in the records of the Company and the results of operations have been included since January 1, 1996. Included in distributions to WHF is an additional $900 paid for the rights to use the Weider name in the European countries not included above.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to the IPO, the Company's operations and capital requirements were financed through internally generated funds, borrowings under a credit agreement and loans from WHF.

      Concurrent with the Company's IPO, the Company entered into an amended credit agreement (the "Credit Agreement") with General Electric Capital Corporation ("GECC"). The Credit Agreement is a $130.0 million senior secured, long-term credit facility that contains standard terms and conditions, including subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company (including the subsidiary that owns the Company's foreign subsidiaries). Borrowings available under the Credit Agreement are used for general working capital and to support capital expenditures and, if necessary, to effect acquisitions. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000. At May 31, 1997, the Company had $92.0 million of available credit under the Credit Agreement.

      The Company expects to fund its long-term capital requirements, including construction of capital projects for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under the Credit Agreement and, if necessary, through debt financing or the issuance of additional equity. The Company may also enter into strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions may also require borrowings under the Credit Agreement and/or other debt financing or the issuance of additional equity.

      The Company paid a quarterly dividend of $0.0375 per share subsequent to year end. The dividend was declared to be payable on June 15, 1997 to holders of all classes of common stock of record at the close of business on June 1, 1997. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company entered into the Credit Agreement which contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

IMPACT OF INFLATION

      The Company has historically been able to pass inflationary increases for raw materials and other costs onto its customers through price increases and anticipates that it will be able to continue to do so in the future.

SEASONALITY

      The Company's business is seasonal, with lower sales typically realized during the first and second fiscal quarters and higher sales typically realized during the third and fourth fiscal quarters. The Company believes such fluctuations in sales are the result of greater marketing and promotional activities toward the end of each fiscal year, customer buying patterns, and consumer spending patterns related primarily to the consumers' interest in achieving personal health and fitness goals after the beginning of each new calendar year and before the summer fashion season.

      Furthermore, as a result of changes in product sales mix and other factors, as discussed above, the Company experiences fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

ACCOUNTING STANDARDS

      In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method for fiscal years beginning after December 15, 1995 for all employee awards granted after the beginning of such year. Companies are permitted to continue to account for such transactions under accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), but must disclose in a note to the financial statements pro forma net income and earnings per share as if SFAS No.123 had been applied. The Company has determined that it will not adopt the fair value method but will continue to account for stock-based compensation under APB No. 25. For 1996 and 1997, the application of SFAS No. 123 in regards to pro forma net income and pro forma earnings per share is not significant.

      In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which supersedes Accounting Principles Board Opinion No. 15 "Earnings per Share" and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and provides guidance on other computational changes. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a material impact on the financial position and results of operations of the Company.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 130 to be material in relation to its financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 131 to be material in relation to its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data for the Company are on the following pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The table below sets forth certain information concerning the directors and executive officers of the Company at May 31, 1997.

 DIRECTORS AND EXECUTIVE OFFICERS  AGE       POSITION
 --------------------------------  ---       --------
 Eric Weider . . . . . . . . . . .  33       Chairman of the Board
                                             and Director
 Richard B. Bizzaro. . . . . . . .  55       Chief Executive Officer,
                                             President and Director
 Robert K. Reynolds. . . . . . . .  40       Chief Operating Officer,
                                             Executive Vice President,
                                             Secretary and Director
 Richard A. Blair  . . . . . . . .  37       Executive Vice President--Sales
                                             and Marketing
 Stephen D. Young. . . . . . . . .  43       Executive Vice President--
                                             Operations and Chief Financial
                                             Officer
 Ronald L. Corey . . . . . . . . .  58       Director
 Roger H. Kimmel . . . . . . . . .  51       Director
 George F. Lengvari. . . . . . . .  55       Director

      ERIC WEIDER has been a director of the Company since June 1989, Chairman of the Board since August 1996 and is currently President and Chief Executive Officer of WHF. Mr. Weider also serves as a member of the board of directors of a number of public and private companies in the United States and Canada, including WHF and Mpact Immedia Corporation. Mr. Weider is also the President of the Joe Weider Foundation.

      RICHARD B. BIZZARO has been Chief Executive Officer, President and a director of the Company since June 1990. Prior to his appointment as Chief Executive Officer and President of the Company, he was Vice President of Sales for WHF, responsible for sales at the Company and Weider Exercise Equipment. Mr. Bizzaro has worked for the Company, WHF or one of WHF's affiliates since 1983.

      ROBERT K. REYNOLDS has been Executive Vice President, Chief Operating Officer and Secretary of the Company since July 1992 and a director of the Company since January 1994. Mr. Reynolds joined the Company in September 1990 as Chief Financial Officer. Mr. Reynolds, a certified public accountant, is primarily responsible for all domestic and international operations.

      RICHARD A. BLAIR has been Executive Vice President--Sales and Marketing of the Company since January 1997. From January 1994 to January 1997, Mr. Blair was Senior Vice President--Sales of the Company. Mr. Blair is primarily responsible for overseeing the national sales force and distribution channels and for directing marketing, creative and advertising strategies. Mr. Blair joined the Company in June 1991 and prior thereto was Director of Sales and Marketing at Tunturi Sports Equipment Company, which he joined in 1984.

      STEPHEN D. YOUNG has been Executive Vice President--Operations and Chief Financial Officer of the Company since January 1997. From January 1994 to January 1997, Mr. Young was Senior Vice President--Finance and Chief Financial Officer of the Company. Mr. Young joined the Company in September 1993. He is responsible for all finance, accounting, information systems, human resources, administration, due diligence on acquisitions, operations and product development. Mr. Young is a certified public accountant and, prior to September 1993, was Vice President Finance at First Health Strategies, which he joined in 1983.

      RONALD L. COREY has been a director of the Company since August 1996. Mr. Corey has been President of the Club de Hockey Canadien Inc. (the Montreal Canadiens) and the Molson Center Inc. since 1982. In addition, between 1985 and 1989, Mr. Corey held the position of Chairman of the Board and director of the Montreal Port Corporation. Mr. Corey has served as a director of numerous companies, including Banque Laurentienne, Reno-Depot Inc. and Transamerica Life Companies.

      ROGER H. KIMMEL has been a director of the Company since August 1996. Mr. Kimmel has been a partner at the law firm of Latham & Watkins for more than five years. Mr. Kimmel is a director of Algos Pharmaceutical Corporation and TSR Paging Inc.

      GEORGE F. LENGVARI has been a director of the Company since August 1996. Mr. Lengvari has been Vice Chairman of WHF since June 1995 and Chairman of Weider Publications U.K. since September 1994. Prior to joining WHF, Mr. Lengvari was a partner for 22 years in the law firm Lengvari Braman and is currently of counsel to the law firm LaPointe Rosenstein. Mr. Lengvari currently serves as a member of the board of directors of WHF.

ITEM 11.  EXECUTIVE COMPENSATION

      See the Company's Proxy Statement, incorporated by references in Part III of this Form 10-K, under the headings "Executive Compensation" and "Certain Relationships and Related Party Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      See the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Certain Relationships and Related Party Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report

      (1) Financial Statements

          See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

      (2) Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

      All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

      (3) Exhibits

 3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)

 3.2  Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)

10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)

10.2  Agreement by and between Joseph Weider and Weider Health and Fitness

10.3  1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)

10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries (1)

10.5 Form of Employment Agreement between Weider Nutrition International, Inc. and Richard B. Bizzaro (1)

10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds (1)

10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company (1)

10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc.(1)

10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited (1)

10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness, Bayonne Settlement and Ronald Corey(1)

10.11 Indemnification Agreement between Weider Nutrition Group, Inc. And Showa Denko America (1)

10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited (1)

21    Subsidiaries of Weider Nutrition International, Inc.(1)

23.1  Consent of Deloitte & Touche LLP (2)

27.1  Financial Data Schedule Summary (2)
-----------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-12929)and incorporated herein by reference.

(2)   FIled herewith.


(b)   Reports on Form 8-K

      No report on Form 8-K was filed during the fourth quarter of fiscal 1997.

(c)   Item 601 Exhibits

           The exhibits required by Item 601 of Regulation S-K are set forth in
            (a) (3) above.

(d)   Financial Statement Schedules
           The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Weider Nutrition International, Inc.


Dated: August 29, 1997              By: /s/  RICHARD B. BIZZARO
                                             Richard B. Bizzaro
                                               Chief Executive Officer and
                                               President

      Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

       NAME                         TITLE                      DATE
       ----                         -----                      ----
/s/ ERIC WEIDER               Chairman of the Board            August 29, 1997
                              and Director


/s/ RICHARD B. BIZZARO        Chief Executive Officer,         August 29, 1997
                              President and Director
                              (Principal Executive Officer)

/s/ ROBERT K. REYNOLDS        Chief Operating Officer,         August 29, 1997
                              Executive Vice President and
                              Director (Principal Financial
                              Accounting Officer)

/s/ RONALD L. COREY           Director                         August 29, 1997


/s/ ROGER H. KIMMEL           Director                         August 29, 1997


/s/ GEORGE F. LENGVARI        Director                         August 29, 1997

*By: /s/ ROBERT K. REYNOLDS
          Attorney-in-fact

                      WEIDER NUTRITION INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report...................................         F-2

Consolidated Balance Sheets at May 31, 1996 and 1997...........         F-3

Consolidated Statements of Income, Years Ended
May 31, 1995, 1996 and 1997....................................         F-4

Consolidated Statements of Stockholders' Equity,
Years Ended May 31, 1995, 1996 and 1997........................         F-5

Consolidated Statements of Cash Flows, Years
Ended May 31, 1995, 1996 and 1997..............................         F-6

Notes to Consolidated Financial Statements.....................         F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Weider Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Weider Nutrition International, Inc. and subsidiaries (collectively, the "Company") as of May 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weider Nutrition International, Inc. and subsidiaries at May 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
July 8, 1997

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MAY 31, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                        1996      1997
                                                           ---------  ------
Current assets:
  Cash and cash equivalents                                $   1,592  $  1,259
  Accounts receivable, net of allowance for doubtful
    accounts of $137 (1996) and $212 (1997)                   33,526    43,634
  Other receivables                                            1,035     3,038
  Inventories                                                 37,482    40,782
  Prepaid expenses and other                                   4,806     4,605
  Deferred taxes                                               2,704     4,093
                                                           ---------  --------
      Total current assets                                    81,145    97,411
                                                           ---------  --------
Property and equipment, net                                   21,411    35,930
                                                           ---------  --------
Other assets:
  Intangible assets, net                                      23,783    26,550
  Deposits and other assets                                    6,304     7,888
  Deferred taxes                                                 504       977
                                                           ---------  --------
      Total other assets                                      30,591    35,415
                                                           ---------  --------
            Total assets                                   $ 133,147  $168,756
                                                           =========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $  19,093  $ 22,727
  Accrued expenses                                             6,668     8,511
  Current portion of long-term debt                            9,032     2,181
  Payable to WHF                                               3,747     --
                                                           ---------  -----
      Total current liabilities                               38,540    33,419
                                                           ---------  --------
Long-term debt                                                55,275    42,913
                                                           ---------  --------
Commitments and contingencies (Notes 7, 8 and 9)

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding       --        --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-1,557,604 (1996) and 9,011,806 (1997)             16        90
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432 (1996 and 1997)                       157       157
  Additional paid-in capital                                   4,308    79,271
  Foreign currency translation                                    --      (177)
  Retained earnings                                           34,851    13,083
                                                           ---------  --------
      Total stockholders' equity                              39,332    92,424
                                                           ---------  --------
            Total liabilities and stockholders' equity     $ 133,147  $168,756
                                                           =========  ========

                See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                             1995        1996       1997
                                          ---------   ---------   ---------
Net sales                                 $  90,927   $ 186,405   $ 218,566

Cost of goods sold                           55,411     116,177     136,875
                                          ---------   ---------   ---------
Gross profit                                 35,516      70,228      81,691
                                          ---------   ---------   ---------
Operating expenses:
  Selling and marketing                      15,472      26,596      32,776
  General and administrative                  6,198      10,924      14,594
  Research and development                    1,449       1,469       2,291
  Amortization of intangible assets           1,107       2,079       2,084
  Impairment of intangible assets             --          --          2,095
  Management and employee
    compensation charge                       --          --         14,495
                                          ---------   ---------   ---------
      Total operating expenses               24,226      41,068      68,335
                                          ---------   ---------   ---------
Income from operations                       11,290      29,160      13,356
                                          ---------   ---------   ---------
Other income (expense):
  Interest, net                              (1,079)     (3,736)     (5,791)
  Other                                         147        (253)       (557)
                                          ---------   ---------   ---------
      Total                                    (932)     (3,989)     (6,348)
                                          ---------   ---------   ---------
Income before income taxes                   10,358      25,171       7,008

Provision for income taxes                    4,266      10,207       2,708
                                          ---------   ---------   ---------
Net income                                $   6,092   $  14,964   $   4,300
                                          =========   =========   =========

Proforma weighted average common shares and
  common equivalent shares outstanding                24,699,238  24,881,954
                                                      ==========  ==========
Proforma net income per common share and
  common equivalent share outstanding                   $0.61       $0.17
                                                        =====       =====

               See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        Class A    Class B    Additional    Foreign
                                                         Common    Common       Paid-In     Currency       Retained
                                                          Stock     Stock       Capital    Translation     Earnings         Total
                                                           ---       ----       -------       -----        --------        --------
Balance at June 1, 1994                                    $ 2       $157       $  --         $--          $ 22,787        $ 22,946

  Net income                                                --        --           --          --             6,092           6,092
  Issuance of common stock,
    including reallocation of
    capital                                                 14        --          4,308        --               158           4,480
  Distributions to WHF                                      --        --           --          --            (5,418)         (5,418)
                                                           ---       ----       -------       -----        --------        --------
BALANCE AT MAY 31, 1995                                     16        157         4,308        --            23,619          28,100

  Net income                                                --        --           --          --            14,964          14,964
  Distributions to WHF                                      --        --           --          --            (3,732)         (3,732)
                                                           ---       ----       -------       -----        --------        --------
BALANCE AT MAY 31, 1996                                     16        157         4,308        --            34,851          39,332

  Net income                                                --        --           --          --             4,300           4,300
  Shares issued in 14,428.9-for-one
    stock split, applied retroactively
    at June 1, 1994 (Note 9)                                --        --           --          --              --              --
  Distributions to WHF                                      --        --           --          --           (26,068)        (26,068)
  Initial public offering of common
    stock                                                   64        --         63,817        --              --            63,881
  Issuance of stock in connection with
    management incentive agreements
    (Note 7) and in connection with
    equity plan (Note 9)                                    10        --         11,146        --              --            11,156
  Foreign currency translation
    adjustments                                             --        --           --          (177)           --              (177)
                                                           ---       ----       -------       -----        --------        --------
BALANCE AT MAY 31, 1997                                    $90       $157       $79,271       $(177)       $ 13,083        $ 92,424
                                                           ===       ====       =======       =====        ========        ========

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                  1995        1996       1997
                                                -------     -------     ------
Cash flows from operating activities:
  Net income                                    $ 6,092     $14,964     $ 4,300
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Provision for bad debts                       108          98         151
      Deferred taxes                               (911)     (1,550)     (1,862)
      Depreciation, amortization and
        asset impairment                          2,000       5,001       8,050
      Management and employee stock
        compensation                                --          --       11,156
  Changes in operating assets and liabilities-
    net of assets acquired:
      Accounts receivable                        (4,240)     (8,219)     (9,539)
      Other receivables                            (519)       (496)     (1,802)
      Inventories                                (8,928)    (18,452)     (2,509)
      Prepaid expenses and other                    (83)     (3,742)        204
      Deposits and other assets                      75        (428)     (1,211)
      Accounts payable                            1,031         881       2,812
      Accrued expenses                               25        (259)        (71)
                                                -------     -------     -------
      Net cash provided by (used in)
        operating activities                     (5,350)    (12,202)      9,679
                                                -------     -------     -------
Cash flows from financing activities:
  Issuance of common stock                        4,480        --        63,881
  Distributions to WHF                           (5,418)     (3,731)    (26,068)
  Net change in payable to WHF                    1,914         182      (3,747)
  Proceeds from long-term debt                   17,953      35,250      40,647
  Payments on long-term debt                     (1,519)     (4,949)    (60,367)
                                                -------     -------     -------
      Net cash provided by financing activities  17,410      26,752      14,346
                                                -------     -------     -------
Cash flows from investing activities:
  Purchase of companies, net of cash acquired    (8,495)     (9,011)     (5,082)
  Purchase of intangible assets                    --          (135)     (1,699)
  Purchase of property and equipment             (1,295)     (6,084)    (17,400)
                                                -------     -------     -------
      Net cash used in investing activities      (9,790)    (15,230)    (24,181)
                                                -------     -------     -------
Effect of exchange rate changes on cash            --          --          (177)
                                                -------     -------     -------
Increase (decrease) in cash and cash
  equivalents                                     2,270        (680)       (333)

Cash and cash equivalents, beginning of year          2       2,272       1,592
                                                -------     -------     -------
Cash and cash equivalents, end of year          $ 2,272     $ 1,592     $ 1,259
                                                =======     =======     =======

                                                                     (Continued)

                See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MAY 31, 1995, 1996, AND 1997
                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                           1995        1996        1997
                                          ------      ------      -----
  Cash paid during the year for:
    Interest                              $1,163     $ 3,816      $5,721
    Income taxes                           2,279      11,920       5,185

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In connection with the acquisitions of net assets from other companies (see
Note 8), the Company assumed liabilities as follows:


                                           1995        1996        1997
                                          ------      ------      -----
  Fair value of assets acquired           $6,250     $18,497      $4,471
  Cost in excess of fair value of
    net assets acquired                    8,788      11,275       4,017
  Cash paid, net of cash acquired         (8,495)     (9,011)     (5,082)
  Debt and liabilities issued             (2,000)     (7,063)     (1,837)
                                          ------     -------      ------
  Liabilities assumed                     $4,543     $13,698      $1,569
                                          ======     =======      ======

                                                                     (Concluded)

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MAY 31, 1995, 1996, AND 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.    SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Weider Nutrition International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") which is a majority-owned subsidiary of Weider Health and Fitness ("WHF"). All significant intercompany accounts and transactions have been eliminated.

      INITIAL PUBLIC OFFERING--Effective May 1, 1997, the Company consummated an initial public offering of its Class A common stock (the "IPO"). A total of 6,440,000 shares were sold to the public at $11 per share. The net proceeds to the Company from the IPO amounted to approximately $63.9 million (after underwriters' discounts of $5.0 million and offering costs of $2.0 million). The net proceeds were used to pay a one-time distribution to WHF (see Note 9) and to pay down long-term debt (see Note 5). Concurrent with consummation of the IPO, the Company entered into an amended credit agreement which provides for a revolving credit facility of $130.0 million with General Electric Capital Corporation ("GECC") (see Note 5).

      DESCRIPTION OF BUSINESS--The Company is a manufacturer of branded and private label nutritional supplements. The Company manufactures a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. The Company markets its branded products through several distribution channels, including mass volume retailers, health foods stores, health clubs and gyms, and international markets.

      USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Such accounts include, among others, the allowance for doubtful accounts, reserve for inventory obsolescence, allowance for sales returns, and contingency reserves associated with acquisitions. Actual results could differ from the estimates.

      CASH EQUIVALENTS--Cash equivalents include highly liquid investments with an original maturity of three months or less.

      INVENTORIES--Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

      PROPERTY AND EQUIPMENT--Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense was $893 (1995), $2,922 (1996) and $3,871 (1997), computed primarily using the straight-line method over the estimated useful lives of 31 years for buildings and 2 to 7 years for other property and equipment. Effective June 1, 1997, certain manufacturing and distribution equipment placed into service as of, or subsequent to such date, will be depreciated on a straight-line basis over a ten-year period.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      INTANGIBLE ASSETS--Intangible assets are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets as follows:

      Cost in excess of fair value of net assets acquired          10-35 years
      Patents and trademarks                                       10-20 years
      Noncompete agreements                                            5 years

      The Company evaluates the economic factors for determining requisite recovery periods for certain intangible assets on a case-by-case basis.

      LONG-LIVED ASSETS--Impairment of long-lived assets is determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of," which was adopted June 1, 1996. The Company recognized asset impairments in the amount of $2,095 in fiscal 1997.

      INCOME TAXES--Historically, the Company has filed consolidated returns with WHF for Federal and, where appropriate, state income tax purposes. For financial statement purposes, the Company has provided for income taxes as if it was filing separate tax returns. Current income taxes payable are included in payable to WHF on the accompanying balance sheet as of May 31, 1996. Effective May 1,1997, the Company is required to file separate Federal income tax returns as a result of the reduction in WHF's ownership percentage due to consummation of the Company's IPO. Current income taxes receivable as of May 31, 1997 are included in other receivables on the accompanying balance sheet. The Company records in its balance sheet deferred income tax liabilities and assets for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

      NET SALES--The Company recognizes sales upon shipment of a product to a customer. Allowances are made for uncollectible accounts and future credits. The Company's largest customers, General Nutrition Center ("GNC") and Wal-Mart, accounted for approximately 26% and 5%, respectively, of net sales in fiscal 1995; approximately 16% and 10%, respectively, in fiscal 1996; and 10% and 9%, respectively, in fiscal 1997.

      PRO FORMA COMMON SHARES OUTSTANDING AND EARNINGS PER SHARE--Pro forma net income per common share and common equivalent share outstanding for the years ended May 31, 1996 and 1997 has been computed by dividing net income by the number of weighted average shares outstanding and assumes as outstanding, as of June 1, 1995, the 1,557,604 shares of Class A common stock (adjusted for the 14,428.9-for-one stock split--see Note 9) issued and outstanding prior to consummation of the IPO, the 15,687,432 Class B common shares (adjusted for the 14,428.9-for-one stock split), the 6,440,000 shares of Class A common stock issued in connection with the IPO, the 972,247 shares of Class A common stock issued pursuant to management incentive agreements (see Note 7), the 41,955 shares of Class A common stock issued to certain employees based on tenure with the Company at the time of the IPO (see Note 9), and dilutive common stock equivalents.

      FINANCIAL INSTRUMENTS--The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      RECLASSIFICATIONS--Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

      ACCOUNTING STANDARDS--In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for stockbased employee compensation plans. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method for fiscal years beginning after December 15, 1995 for all employee awards granted after the beginning of such year. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), but must disclose in a note to the financial statements pro forma net income and earnings per share as if SFAS No. 123 had been applied. The Company has determined that it will not adopt the fair value method but will continue to account for stock-based compensation under APB No. 25. For 1996 and 1997, the application of SFAS No. 123 in regards to pro forma net income and pro forma earnings per share is not significant.

      In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which supersedes APB No. 15 "Earnings per Share" and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and provides guidance on other computational changes. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a material impact on the financial position and results of operations of the Company.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 130 to be material in relation to its financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 131 to be material in relation to its financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2.    INVENTORIES

      Inventories consist of the following at May 31:

                                                       1996        1997
                                                      -------     -------
      Raw materials                                   $11,940     $17,569
      Work in process                                   3,164       2,629
      Finished goods                                   22,378      20,584
                                                      -------     -------
            Total                                     $37,482     $40,782
                                                      =======     =======

      Inventory totaling $4,453 ($4,901 in 1996), primarily consisting of a raw material,is included as a long-term asset in deposits and other assets in the accompanying balance sheets.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at May 31:

                                                       1996        1997
                                                      -------     -------
      Land                                            $ 1,679     $ 1,679
      Buildings                                         6,970       6,970
      Furniture and equipment                          15,772      19,881
      Leasehold improvements                            2,616       3,246
      Construction in progress                           --        13,815
                                                      -------     -------
                                                       27,037      45,591
      Less accumulated depreciation
        and amortization                               (5,626)     (9,661)
                                                      -------     -------
            Total                                     $21,411     $35,930
                                                      =======     =======

      In March 1996, the Company purchased a 24-acre parcel of land located in Salt Lake City, Utah for cash of $2,091. The land was subsequently sold to a leasing company for cost and the Company entered into a build-to-suit operating lease agreement to construct its headquarters and manufacturing facility on the land. The lease term is for 16 years beginning April 1, 1997 and includes two five-year renewal options. The lease agreement requires the Company to fund certain excess leasehold improvements, included above in construction in progress. Construction of the facility was substantially complete by July 1, 1997.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

4.    INTANGIBLE ASSETS

      Intangible assets consist of the following at May 31:

                                                       1996        1997
                                                      -------     -------
      Cost in excess of fair value
        of net assets acquired                        $26,360     $28,626
      Patents and trademarks                            2,371       4,933
      Noncompete agreements                               500         219
                                                      -------     -------
                                                       29,231      33,778

      Less accumulated amortization                    (5,448)     (7,228)
                                                      -------     -------
            Total                                     $23,783     $26,550
                                                      =======     =======

5.    LONG-TERM DEBT

      Long-term debt consists of the following at May 31:

                                                       1996        1997
                                                      -------     -------
      Advances under a $130,000 revolving line
        of credit to GECC bearing interest at
        floating rates (7.94% to 9.25% at
        May 31, 1997) through February 2000           $19,700     $37,946

      Term note payable to GECC bearing interest
        at LIBOR plus 2.50%.  The term note was
        repaid with net proceeds of the IPO            18,250        --

      Note payable to WHF, unsecured, bearing
        interest at LIBOR plus 2.25%, or
        prime plus 1.00%, through January
        2000. The note was repaid with net
        proceeds of the IPO                            15,000        --

      Mortgage loan, due in monthly installments of
        $30 including interest at 7-5/8% due
        February 2009                                   3,078       2,978

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      Note payable to the previous owner of Nion
        (See Note 8), quarterly installments of
        $151 plus interest at 8% through
        September 1998                                  1,209         756

      Noninterest bearing notes arising as a
        result of certain acquisitions
        consummated in September 1996 (see Note 8)       --         1,800

      Notes payable in connection with
        acquisitions, repaid in 1997                    6,250        --


      Other                                               820       1,614
                                                      -------     -------
            Total                                      64,307      45,094

            Less current portion                        9,032       2,181
                                                      -------     -------
            Long-term portion                         $55,275     $42,913
                                                      =======     =======

      As of May 31, 1997, future payments of long-term debt are due as follows:
$2,181 (1998), $1,401 (1999), $38,288 (2000), $259 (2001), $243 (2002), and
$2,722 thereafter.

      Concurrent with the Company's IPO, the Company entered into an amended credit agreement (the "Credit Agreement") with GECC. The Credit Agreement is a $130.0 million senior secured, long-term credit facility that contains standard terms and conditions, including subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company (including the subsidiary that owns the Company's foreign subsidiaries). Borrowings available under the Credit Agreement are used for general working capital needs and to support capital expenditures and, if necessary, to effect acquisitions. Borrowings under the Credit Agreement bear interest at floating rates (7.94% to 9.25% at May 31, 1997) and mature in February 2000. As of May 31, 1997, the Company has $92.0 million of available credit under the Credit Agreement.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

6.    INCOME TAXES

      The components of income tax expense consist of the following for the years ended May 31:

                                              1995        1996      1997
                                            -------     -------    -----
      Current                               $ 5,177     $11,757    $4,570
      Deferred                                 (911)     (1,550)   (1,862)
                                            -------     -------    ------
            Total                           $ 4,266     $10,207    $2,708
                                            =======     =======    ======

      The provision for income taxes differs from a calculated income tax at the Federal statutory rate as follows:
                                              1995        1996      1997
                                            -------     -------    -----
      Computed Federal income tax expense
        at the statutory rate of 35%        $ 3,625     $ 8,810    $2,453
      Amortization of cost in excess of
       fair value of net assets acquired        133         133       147
      Meals and entertainment                    25          31        30
      State income taxes                        463       1,221       169
      Other                                      20          12       (91)
                                            -------     -------    ------
            Total                           $ 4,266     $10,207    $2,708
                                            =======     =======    ======

      Net deferred income tax assets consist of the following at May 31:

                                           1996                  1997
                                    ------------------     -------------------
                                                 Long-                  Long-
                                    Current      Term      Current      Term
                                    -------     ------     -------     -------
  Assets:
    Accounts receivable allowances  $  539      $  --      $   470     $   --
    Inventory allowance                481         --          675         --
    Deferred compensation              --          369         --          422
    Accrued vacation and bonuses       112         --          212         --
    Accrued other                      --          --          432         --
    Amortization of intangibles        --          --          --          499
    Capitalization of inventory costs  845         --          909         --
    Options and units                  --          272       1,163         --
    State taxes                        727         --          232         --
    Noncompete agreement               --           66         --          152
    Basis difference in acquired
      companies                        --          118         --          107
                                    ------      ------      ------      ------
            Total                    2,704         825       4,093       1,180
                                    ------      ------      ------      ------
  Liabilities:
    Amortization of intangibles        --          105         --          --
    Depreciation                       --          216         --          203
                                    ------      ------      ------      ------
            Total                      --          321         --          203
                                    ------      ------      ------      ------
    Deferred income taxes, net      $2,704      $  504      $4,093      $  977
                                    ======      ======      ======      ======

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7.    COMMITMENTS AND CONTINGENCIES

      LEASES--The Company leases warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under several operating lease agreements expiring through 2013. As of May 31, 1997, future minimum payments of $36,681 under the noncancelable operating leases are due as follows: $3,672 (1998), $3,160 (1999), $2,426 (2000), $1,854 (2001),
$1,890 (2002) and $23,679 thereafter. Rental expense charged to operations amounted to $629 (1995), $1,610 (1996), and $2,197 (1997).

      MANAGEMENT INCENTIVE AGREEMENTS--The Company had management incentive agreements (the "Agreements") pursuant to which certain employees of the Company (the "Recipients") were granted performance units ("Performance Units") as incentive compensation. The Performance Units entitled the Recipients to a cash payment or, at the option of the Company, shares of Class A common stock upon the conversion of the Performance Unit.

      Simultaneously with the IPO, which triggered a conversion under the Agreements, the Company paid in cash and shares of Class A common stock the vested portion of the Performance Units. In aggregate, the Company paid $2,960 in cash and issued 972,247 shares of Class A common stock (valued at the IPO price). The Company recognized compensation expense of $13.6 million (included in management and employee compensation charge in the accompanying statement of income) in 1997 as a result of the conversion of Performance Units into Class A common stock.

      In order to facilitate the payment of individual income taxes, the Company will make available to each Recipient a loan in principal amount up to 30% of the conversion value of the vested Performance Units held by each Recipient. Such loans to the Recipients will bear interest at 8.0% per annum, are repayable five years from the borrowing date and shall be secured by the Recipients' stock. At May 31, 1997 there were no loans outstanding. Subsequent to May 31, 1997, certain Recipients elected to borrow a portion of, or the entire available amount.

      The unvested portion of the Performance Units (represented by restricted shares of Class A common stock) will vest (contingent upon continued employment and/or other factors) over the subsequent five-year period at 20% per year. An aggregate maximum total of 182,716 restricted shares of Class A common stock may ultimately become issued and outstanding. The Company will recognize an annual compensation charge in accordance with the actual vesting of the remaining Performance Units and issuance of unrestricted Class A common stock.

      LITIGATION--The Company was named as one of several defendants in a suit filed in December 1996 alleging unfair competition and false advertising under California law. A second amended complaint was filed on or about June 1997. The plaintiff purports to assert such claims on behalf of himself, the general public and a nationwide class of consumers, although no class has yet been certified. The plaintiff alleges that the defendants promoted and sold a certain product, the label and advertising materials for which contained incorrect information concerning the product's nutritional content. The plaintiff seeks, among other things, injunctive relief prohibiting the alleged conduct and compelling restitution of monies obtained from the sale of the product and attorneys' fees. The Company answered the second amended complaint, denying liability.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      The Company is presently engaged in various other legal actions, and, although ultimate liability cannot be determined at the present time, the Company currently believes that the amount of any such lability from these other actions and the lawsuit described in the preceding paragraph, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations and financial condition.

      ROYALTIES--The Company obtained the exclusive right to use the Weider name and trademarks outside of specified royalty-free territories (most notably North America) throughout the world, with the exceptions of Australia, New Zealand, Japan and South Africa, pursuant to a sublicense agreement dated December 1, 1996 with Mariz Gestao E Investimentos Limitada ("Mariz"). Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of a director of the Company are included among the beneficiaries. Mariz obtained its exclusive international rights to use the Weider name and trademarks pursuant to a license agreement, effective June 1, 1994, between Mariz and certain affiliates, including WHF (the "Licensors"). Pursuant to the license agreement with Mariz, the Company is required to make annual royalty payments to Mariz commencing on December 1, 1998 on sales of the Company's brands in existence on December 1, 1996 in countries covered by the agreement. The royalty payments are to be equal to (i) 4% of sales up to $33.0 million;
(ii) 3.5% of sales greater than $33.0 million and less than $66.0 million; (iii) 3.0% of sales from $66.0 million to $100.0 million; and (iv) 2.5% of sales over $100.0 million. In addition, the sublicense agreement with Mariz includes an irrevocable buy-out option exercisable by the Company after May 31, 2002 for a purchase price equal to the greater of $7.0 million or 6.5 times the aggregate royalties paid by the Company in the fiscal year immediately preceding the date of the exercise of the option.

      RETIREMENT PLAN--The Company sponsors a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. Contributions to this plan were approximately $90, $112 and $241 for the years ended May 31, 1995, 1996, and 1997, respectively, and were included in general and administrative expenses.

8.    ACQUISITIONS

      In January 1995, the Company acquired certain assets of American Body Building Products, Inc. ("ABB") and two other related companies for cash of $8,620, a note of $2,000, and the assumption of certain liabilities. The Company accounted for this acquisition as a purchase and recognized goodwill of approximately $8,788, which is being amortized over 15 years. ABB manufactures and distributes energy drinks and nutrition bars.

      In June 1995, the Company acquired the assets of National Institute of Nutrition, Inc. (dba Nion Laboratories) ("Nion") for cash of $8,190, notes of $7,063, and the assumption of certain liabilities. The Company accounted for this acquisition as a purchase and recognized goodwill of approximately $8,149 which is being amortized over 15 years. Nion manufactures and distributes nutritional supplements in capsule and tablet form.

      In October 1995, the Company acquired certain assets of American Nutrition Bars ("ANB") for the forgiveness of a note receivable of $850 and the assumption of certain liabilities. The Company accounted for this acquisition as a purchase and recognized goodwill of approximately $3,126 which is being amortized over a 15-year period. ANB manufactures and distributes nutritional bars.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      In January 1996, the Company purchased net assets with a recorded value of approximately $49 and rights to use the Weider name in England and Ireland, and with certain customer accounts in Austria, France, and Switzerland for approximately $557 from a commonly controlled entity. The Company also incurred liabilities of $250 to the benefit of the commonly controlled entity. As a result, $758 is included in distribution to WHF for the purchase of such assets. The purchase of these assets was accounted for at the historical cost of $49 in the records of the Company and the results of operations have been included since January 1, 1996. Included in distributions to WHF is an additional $900 paid for the rights to use the Weider name in the European countries not included above.

      In September 1996, the Company acquired certain assets and international distribution rights from a related party in Canada for $4,000. Of the $4,000 purchase price, $3,000 was paid in cash and $1,000 was in the form of an earnout to be paid $40 per month for 25 months. The purchase of these assets was accounted for at the historical cost of $25 in the records of the Company, and the results of operations have been included since September 1, 1996. Included in distributions to WHF is an amount of $3,975 representing the difference between the purchase price and historical cost.

      In September 1996, the Company acquired trademarks and nutritional supplement operations providing distribution capabilities in primarily Spain and Portugal for a total purchase price of $3,427. Of the $3,427, $627 was paid for certain net assets in Spain, $200 was paid as consideration for a covenant not to compete from the seller, $300 was paid as a condition to closing, $500 is to be paid on each of the first and second anniversaries of the closing and $1,300 was paid for certain trademarks. Of the total amounts paid, $2,650 was paid to an affiliate of which $1,350 represents an amount in excess of historical cost that is accounted for as a distribution to WHF. Results of operations have been included since September 1, 1996.

      In January 1997, the Company acquired the net assets of Science Foods, Inc., a competing sports nutrition beverage manufacturer, for $3,900 in cash plus the assumption of $700 in debt. The Company accounted for this acquisition as a purchase and recognized goodwill of $3,165 which is being amortized over 35 years. Results of operations have been included since January 1, 1997.

      Requisite pro forma financial information is not provided as the results would not be materially different.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

9.    STOCKHOLDERS' EQUITY

      CHANGES IN AUTHORIZED CAPITAL AND STOCK SPLIT--In April 1997, the Board of Directors (the "Board") authorized a stock split of all issued and outstanding common shares at the rate of 14,428.9 for 1, which increased the number of issued and outstanding Class A and B common shares from 1,195.17 to 17,245,036. In August 1996, the Board had authorized the Company to issue shares of Class B common stock to WHF in exchange for its Class A holdings. Each holder of Class B common stock is entitled to ten votes per share on all matters presented to a vote of stockholders, including the election of directors. Prior to the IPO, 15,687,432 shares of Class B common stock (giving effect to the 14,428.9-for-one stock split) were issued to WHF.

      ONE-TIME DISTRIBUTION TO WHF--In April 1997, the Board authorized the Company to use a portion of the net proceeds of the IPO to make a one-time $18.3 million distribution to WHF, the holder of the Class B common stock.

      EQUITY PARTICIPATION PLAN--In April 1997, the Board approved the 1997 Equity Participation Plan (the "Equity Plan"). The principal purpose of the Equity Plan is to provide incentives for officers, employees, independent directors and consultants of the Company through granting of options, stock appreciation rights, restricted or deferred stock and other awards ("Awards").

      Upon consummation of the IPO, the Company granted to certain executive officers,employees and independent directors nonqualified stock options to purchase an aggregate of 1,208,000 shares of Class A common stock, all at an exercise price equal to the IPO price of $11 per share. Of the options granted, 588,000 (including an aggregate 40,000 to independent directors) become exercisable over five years from the date of grant at the rate of 20 percent per each successive anniversary date and expire eight years after the date of grant. The remaining options granted (620,000) become exercisable after five years from the date of grant and expire eight years after the date of grant.

      The estimated weighted average fair value per option granted in fiscal 1997 amounts to $3.28 at May 31, 1997. This value uses the Binary Option Pricing Module based on the following assumptions: 1.36% dividend yield; 29.76% volatility rate; 6.49% risk-free interest rate; and, a weighted average expected life of 3.9 years.

      Under the Equity Plan, not more than 1,646,000 shares of Class A common stock (or the equivalent in other equity securities) are authorized for issuance upon exercise and/or vesting of Awards. Furthermore, the maximum number of shares which may be subject to Awards granted under the Equity Plan to any individual in any fiscal year of the Company cannot exceed 300,000.

      In addition, upon consummation of the IPO, the Company made stock payments of 41,955 shares in the aggregate of Class A common stock to certain employees of the Company based upon years of service. The Company also paid, in cash, estimated Federal and state income taxes on behalf of the same employees. The Company recognized compensation expense of $.9 million (included in management and employee compensation charge in the accompanying statement of income) in 1997.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      RECONCILIATION OF SHARES OUTSTANDING--A reconciliation of total Class A and Class B common stock outstanding at May 31, 1997, is as follows:

      Shares outstanding, May 31, 1996                           1,195

      Stock split (14,428.9 for 1)                          17,243,841
      Initial public offering                                6,440,000
      Management incentive shares                              972,247
      Tenured employee shares                                   41,955
                                                            ----------
      Shares outstanding, May 31, 1997                      24,699,238
                                                            ==========

10.   RELATED PARTY TRANSACTIONS

      Significant related party transactions, not otherwise disclosed, are summarized below.

      Payments to reimburse WHF for Company expenses (including primarily insurance, endorsements, retirement benefits, interest and royalties) consist of the following for the years ended May 31:

                                            1995        1996        1997
                                          -------     -------     ------

      Operating expenses                  $ 1,483     $ 2,044     $ 2,510
      Interest, net                           897       3,327       5,500
      Other                                   250         250         250
                                          -------     -------     -------
            Total                         $ 2,630     $ 5,621     $ 8,260
                                          =======     =======     =======

      Included in deposits and other assets are loans to officers in the principal amount of $200 at May 31, 1996. Included in other receivables is an amount due from an affiliated entity in the amount of $988 at May 31, 1997.

      Prior to entering into the Credit Agreement (see Note 5), the Company was the principal borrower under a credit agreement with GECC that was administered and guaranteed by WHF. The Company paid a service charge to WHF in excess of the interest paid to GECC in the amount of $133 (1995), $378 (1996) and $485 (1997), respectively.

      Effective June 1, 1994, the Company sold common stock representing 16-1/3% ownership interest primarily to related parties. As consideration for the common stock, the Company received from these parties certain equity and debt instruments. Concurrent with the sale, the Company declared and paid a dividend of that consideration to WHF. The Company recorded these transactions at the net book value of the common shares exchanged ($4,480) and recognized no gain.

                                   SCHEDULE II
              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997

                                       ADDITIONS
                          BALANCE AT   CHARGED TO
                          BEGINNING    COSTS AND                     BALANCE AT
DESCRIPTION               OF YEAR       EXPENSES   DEDUCTIONS       END OF YEAR
-----------               ----------   ----------  ----------       -----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:
1995.....................$   50,000   $  107,976  $    (7,976)      $  150,000
                         ----------   ----------  -----------       ----------
1996.....................$  150,000   $   98,300  $  (111,366)      $  136,934
                         ----------   ----------  -----------       ----------
1997.....................$  136,934   $  151,373  $   (76,563)      $  211,744
                         ----------   ----------  -----------       ----------
ALLOWANCE FOR SALES
 RETURNS:
1995.....................$  316,460   $  478,539  $   (40,999)      $  754,000
                         ----------   ----------  -----------       ----------
1996.....................$  754,000   $  522,076  $   (57,853)      $1,218,223
                         ----------   ----------  -----------       ----------
1997.....................$1,218,223   $   --      $  (230,714)      $  987,509
                         ----------   ----------  -----------       ----------
INVENTORY RESERVE:
1995.....................$        0   $1,440,398  $  (390,397)      $1,050,001
                         ----------   ----------  -----------       ----------
1996.....................$1,050,001   $2,043,804  $(1,885,703)      $1,208,102
                         ----------   ----------  -----------       ----------
1997.....................$1,208,102   $2,225,644  $(1,815,814)      $1,617,932
                         ----------   ----------  -----------       ----------