Form 10-K/A
period 1997-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 1997-09-15
CIK 1022368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-K/A

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

TRADEMARKS AND PATENTS

      At August 1, 1997, the Company had approximately 200 trademarks registered and/or applications pending with the United States Patent and Trademark Office. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company protects its legal rights concerning its trademarks and is currently enforcing several trademarks against infringement by litigation, both in the United States and in foreign countries.

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

                                               FISCAL YEAR ENDED MAY 31,
                                       -------------------------------------------------
                                         1993     1994       1995       1996     1997
                                       -------   -------    -------   --------  --------
INCOME STATEMENT DATA:
 Net sales...........................  $63,144   $67,870    $90,927   $186,405  $218,566
 Cost of goods sold..................   37,002    39,287     55,411    116,177   136,875
                                       -------   -------    -------   --------  --------
 Gross profit........................   26,142    28,583     35,516     70,228    81,691
 Operating expenses..................   19,036    20,344     24,226     41,068    51,745
 Impairment of intangible assets.....    --         --         --        --        2,095
 Management and employee compensa-
  tion charge........................    --         --         --        --       14,495
                                       -------   -------    -------    -------  --------
 Total operating expenses............   19,036    20,344     24,226     41,068    68,335
                                       -------   -------    -------    -------  --------
 Income from operations..............    7,106     8,239     11,290     29,160    13,356
 Other income (expense):
  Interest, net......................     (170)     (245)    (1,079)    (3,736)   (5,791)
  Other..............................     (950)   (1,015)       147       (253)     (557)
                                       -------   -------    -------   --------  --------
    Total............................   (1,120)   (1,260)      (932)    (3,989)   (6,348)
                                       -------   -------    -------   --------  --------
 Income before income taxes..........    5,986     6,979     10,358     25,171     7,008
 Provision for income taxes..........    2,423     2,845      4,266     10,207     2,708
                                       -------   -------    -------   --------  --------
 Net income..........................  $ 3,563   $ 4,134    $ 6,092   $ 14,964  $  4,300
                                       =======   =======    =======   ========  ========
 Weighted average shares outstanding(1)                             24,699,238 24,881,954
                                                                    ========== ==========
 Net income per common share(1)......                                    $ .61      $ .17
                                                                         =====      =====
 Proforma net income per common share(1)                                 $ .61      $ .67(2)
                                                                         =====      =====

                                                      MAY 31,
                                      ------------------------------------
                                        1994       1995      1996     1997
                                        ----       ----      ----     ----
BALANCE SHEET DATA:
 Cash and cash equivalents........... $     2    $ 2,272   $  1,592  $  1,259
 Working capital.....................  14,082     25,044     42,605    63,992
 Total assets........................  39,548     70,048    133,147   168,756
 Total debt..........................   7,410     28,616     68,054    45,094
 Total stockholders' equity..........  22,946     28,100     39,332    92,424

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

OVERVIEW

      Net income for the years ended May 31, 1995, 1996 and 1997 amounted to $6.1 million, $15.0 million and $4.3 million, respectively. On a pro forma basis, net income for 1997 amounted to $16.7 million. Pro forma earnings for 1997 exclude a charge of $2.1 million ($1.3 million after tax) resulting from the June 1996 adoption by the Company of SFAS No. 121 and a one-time charge of $14.5 million ($8.9 million after tax) attributable to compensation expense recognized in connection with the IPO. Pro forma interest expense is adjusted to $2.1 million ($5.8 million as reported) as if $45.6 million of the net proceeds from the IPO were applied against outstanding debt as of the beginning of the year.

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

      The Company has made significant investments in manufacturing and distribution infrastructure in fiscal 1997 to support future growth. These investments have resulted in higher depreciation associated with additional capital equipment, as well as additional costs associated with hiring more personnel and upgrading information systems.

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

      In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which supersedes APB Opinion No. 15 "Earnings per Share" and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and provides guidance on other computational changes. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a material impact on the financial position and results of operations of the Company.

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

                                    Weider Nutrition International, Inc.


Dated: September 15, 1997           By: /s/  RICHARD B. BIZZARO
                                             Richard B. Bizzaro
                                               Chief Executive Officer and
                                               President

      Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

       NAME                         TITLE                         DATE
       ----                         -----                         ----
/s/ ERIC WEIDER               Chairman of the Board          September 15, 1997
                              and Director


/s/ RICHARD B. BIZZARO        Chief Executive Officer,       September 15, 1997
                              President and Director
                              (Principal Executive Officer)

/s/ ROBERT K. REYNOLDS        Chief Operating Officer,       September 15, 1997
                              Executive Vice President and
                              Director (Principal Financial
                              Accounting Officer)

/s/ RONALD L. COREY           Director                       September 15, 1997


/s/ ROGER H. KIMMEL           Director                       September 15, 1997


/s/ GEORGE F. LENGVARI        Director                       September 15, 1997

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

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

      NET SALES--The Company recognizes sales upon shipment of a product to a customer. Allowances are made for uncollectible accounts and future credits. The Company's largest customers, General Nutrition Center ("GNC") and Wal-Mart, accounted for approximately 26% and 5%, respectively, of net sales in fiscal 1995; approximately 16% and 10%, respectively, in fiscal 1996; and 9% and 10%, respectively, in fiscal 1997.

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

      RETIREMENT PLAN--The Company sponsors a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. Contributions to this plan were approximately $90, $112 and $241 for the years ended May 31, 1995, 1996 and 1997, respectively, and were included in general and administrative expenses.

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