Form 10-Q
period 1997-08-31
WEIDER NUTRITION INTERNATIONAL INC
filed 1997-10-14
CIK 1022368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

               [ ]    TRANSITION REPORT PURSUANT TO SECTION 12 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM ______ TO _______.

                             COMMISSION FILE NUMBER:
                                    333-12929

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares outstanding of the Registrant's common stock is 24,699,238 (as of October 10, 1997).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    AUGUST 31,               MAY 31,
ASSETS                                                                                                 1997                   1997
                                                                                                   -----------              --------
                                                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents ..........................................................               $    431               $  1,259
  Accounts receivable, net of allowance for doubtful
    accounts of $540 and $212 ........................................................                 42,355                 43,634
  Other receivables ..................................................................                  1,667                  3,038
  Inventories ........................................................................                 50,411                 40,782
  Prepaid expenses and other .........................................................                  4,408                  4,605
  Deferred taxes .....................................................................                  2,833                  4,093
                                                                                                     --------               --------
           Total current assets ......................................................                102,105                 97,411
                                                                                                     --------               --------
Property and equipment, net ..........................................................                 36,725                 35,930
                                                                                                     --------               --------
Other assets:
  Intangible assets, net .............................................................                 25,967                 26,550
  Deposits and other assets ..........................................................                 10,327                  7,888
  Deferred taxes .....................................................................                    986                    977
                                                                                                     --------               --------
           Total other assets ........................................................                 37,280                 35,415
                                                                                                     --------               --------
                     Total assets ....................................................               $176,110               $168,756
                                                                                                     ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................................            $  19,464             $  22,727
  Accrued expenses .....................................................................                4,961                 8,511
  Current portion of long-term debt ....................................................                2,004                 2,181
                                                                                                    ---------             ---------
           Total current liabilities ...................................................               26,429                33,419
                                                                                                    ---------             ---------
Long-term debt .........................................................................               56,466                42,913
                                                                                                    ---------             ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding ............................                 --                    --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,011,806 ..............................................................                   90                    90
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432 .............................................................                  157                   157
    Additional paid-in capital .........................................................               79,271                79,271
  Foreign currency translation .........................................................                 (152)                 (177)
  Retained earnings ....................................................................               13,849                13,083
                                                                                                    ---------             ---------
           Total stockholders' equity ..................................................               93,215                92,424
                                                                                                    ---------             ---------
                     Total liabilities and stockholders' equity ........................            $ 176,110             $ 168,756
                                                                                                    =========             =========

            See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                                           AUGUST 31,
                                                                                            ---------------------------------------
                                                                                                1997                       1996
                                                                                            ------------               ------------
Net sales ....................................................................              $     53,515               $     46,927
Cost of goods sold ...........................................................                    35,642                     29,739
                                                                                            ------------               ------------
Gross profit .................................................................                    17,873                     17,188
                                                                                            ------------               ------------
Operating expenses:
  Selling and marketing ......................................................                     8,773                      7,563
  General and administrative .................................................                     3,874                      3,029
  Research and development ...................................................                       729                        416
  Amortization of intangible assets ..........................................                       501                        467
  Impairment of intangible assets ............................................                      --                        2,095
                                                                                            ------------               ------------
           Total operating expenses ..........................................                    13,877                     13,570
                                                                                            ------------               ------------
Income from operations .......................................................                     3,996                      3,618
                                                                                            ------------               ------------
Other income (expense):
  Interest income ............................................................                       121                          3
  Interest expense ...........................................................                    (1,149)                    (1,453)
  Other ......................................................................                      (149)                         5
                                                                                            ------------               ------------
           Total .............................................................                    (1,177)                    (1,445)
                                                                                            ------------               ------------
Income before income taxes ...................................................                     2,819                      2,173
Provision for income taxes ...................................................                     1,127                        882
                                                                                            ------------               ------------
Net income ...................................................................              $      1,692               $      1,291
                                                                                            ============               ============
Pro forma weighted average common shares and
  common equivalent shares outstanding .......................................                25,261,954                 24,881,954
                                                                                            ============               ============
Pro forma net income per common share and
  common equivalent share outstanding ........................................              $       0.07               $       0.05
                                                                                            ============               ============

            See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           THREE MONTHS ENDED
                                                                                                                 AUGUST 31,
                                                                                                     ------------------------------
                                                                                                       1997                   1996
                                                                                                     --------               -------
Cash flows from operating activities:
  Net income ..........................................................................              $  1,692               $ 1,291
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Provision for bad debts .........................................................                   306                    68
      Deferred taxes ..................................................................                 1,251                   522
      Depreciation, amortization and
         asset impairment .............................................................                 1,702                 3,471
  Changes in operating assets and liabilities-
    net of assets acquired:
      Accounts receivable .............................................................                   974                 3,149
      Other receivables ...............................................................                 1,371                  (256)
      Inventories .....................................................................                (9,629)                1,074
      Prepaid expenses and other ......................................................                   197                 1,974
      Deposits and other assets .......................................................                    35                (5,169)
      Accounts payable ................................................................                (3,263)               (3,441)
      Accrued expenses ................................................................                (3,550)               (2,157)
                                                                                                     --------               -------
            Net cash provided by (used in)
             operating activities .....................................................                (8,914)                  526
                                                                                                     --------               -------
Cash flows from financing activities:
  Dividends paid ......................................................................                  (926)                 --
  Distributions to WHF ................................................................                  --                    (730)
  Net change in payable to WHF ........................................................                  --                  (1,719)
  Proceeds from long-term debt ........................................................                13,947                 9,400
  Payments on long-term debt ..........................................................                  (571)               (5,696)
                                                                                                     --------               -------
            Net cash provided by financing activities .................................                12,450                 1,255
                                                                                                     --------               -------
Cash flows from investing activities:
  Purchase of intangible assets .......................................................                  --                    (475)
  Purchase of property and equipment ..................................................                (2,050)               (2,056)
  Increase in officers' notes receivable ..............................................                (2,474)                 --
                                                                                                     --------               -------
            Net cash used in investing activities .....................................                (4,524)               (2,531)
                                                                                                     --------               -------
Effect of exchange rate changes on cash ...............................................                   160                    (1)
                                                                                                     --------               -------
Decrease in cash and cash equivalents .................................................                  (828)                 (751)

Cash and cash equivalents, beginning of period ........................................                 1,259                 1,592
                                                                                                     --------               -------
Cash and cash equivalents, end of period ..............................................              $    431               $   841
                                                                                                     ========               =======

            See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND OTHER MATTERS

      The accompanying unaudited interim consolidated financial statements ("interim financial statements") do not include all disclosures provided in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Weider Nutrition International, Inc. (the "Company") Annual Report on Form 10-K for the year ended May 31, 1997 as filed with the Securities and Exchange Commission. The May 31, 1997 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in these accompanying footnotes.

      In the opinion of the Company, the accompanying interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current interim period presentation.

2. PRO FORMA COMMON SHARES OUTSTANDING AND EARNINGS PER SHARE

           Pro forma net income per common share and common equivalent share outstanding for the interim periods ended August 31, 1997 and 1996 has been computed by dividing net income by the number of weighted average shares outstanding and assumes as outstanding, as of June 1, 1996, the 1,557,604 shares of Class A common stock issued and outstanding prior to consummation of the Company's initial public offering (the "IPO"), the 15,687,432 Class B common shares, the 6,440,000 shares of Class A common stock issued in connection with the IPO, the 1,014,202 shares of Class A common stock issued pursuant to management incentive agreements and tenure with the Company at the time of the IPO, and dilutive common stock equivalents.

3. INVENTORIES

   Inventories consist of the following:

                                                    August 31,           May 31,
                                                       1997                1997
                                                      -------            -------
   Raw materials ............................         $22,663            $17,569
   Work in process ..........................           2,290              2,629
   Finished goods ...........................          25,458             20,584
                                                      -------            -------
   Total ....................................         $50,411            $40,782
                                                      =======            =======

      Inventory totaling approximately $4.5 million, primarily consisting of a raw material is included as a long-term asset in deposits and other assets in the accompanying balance sheets.

4. SALES TO MAJOR CUSTOMERS

      The Company's largest customers, General Nutrition Center ("GNC") and Wal-Mart, accounted for approximately 10% and 15%, respectively, of net sales for the three months ended August 31, 1997, and 15% and 10%, respectively, for the three months ended August 31, 1996.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5. RELATED PARTY TRANSACTION

      During the quarter ended August 31, 1997, in accordance with provisions of their respective Management Incentive Agreements, certain company officers borrowed a portion, or the entire amount, of funds available to them (from the Company) for the payment of individual income taxes. At August 31, 1997, total officer loans outstanding amount to $2,474. Such loans bear interest at 8.0% per annum, are secured by the respective employees' Class A common stock, are due in full in May 2002 and are included in deposits and other assets in the accompanying consolidated balance sheet at August 31, 1997.

6. CONTINGENCIES

      The Company is involved in claims, potential unasserted claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on discussions with legal counsel, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE ESTIMATED TIME TO ELIMINATE DELAYS IN THE START-UP OF MANUFACTURING IN THE COMPANY'S NEW UTAH FACILITY, AND THE OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGEMENT AS OF THE DATE OF THIS REPORT. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

GENERAL

      Weider Nutrition International, Inc. is a manufacturer of branded and private label nutritional supplements. The Company manufactures a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. The Company markets its branded products in four principal categories: sports nutrition; vitamins, minerals and herbs; diet; and healthy snacks. The Company manufactures and markets approximately 1,400 products consisting of approximately 1,800 stock keeping units ("SKUs"). The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)
(THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1996)

The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                        THREE MONTHS ENDED AUGUST 31,
                                       -------------------------------
                                            1997             1996
                                       --------------- ---------------
                                             (dollars in thousands)

Net sales..............................$ 53,515 100.0% $ 46,927 100.0%
Cost of goods sold.....................  35,642  66.6    29,739  63.4
                                       -------- ------ -------- ------
Gross profit...........................  17,873  33.4    17,188  36.6
                                       -------- ------ -------- ------
Operating expenses.....................  13,877  25.9    11,475  24.5
Impairment of intangible assets........    --     --      2,095   4.4
                                       -------- ------ -------- ------
Total operating expenses...............  13,877  25.9    13,570  28.9
                                       -------- ------ -------- ------
Income from operations.................   3,996   7.5     3,618   7.7
Other expense..........................   1,177   2.2     1,445   3.1
Provision for income taxes.............   1,127   2.1       882   1.8
                                       -------- ------ -------- ------
Net income.............................$  1,692   3.2% $  1,291   2.8%
                                       ======== ====== ======== ======

      NET SALES. Net sales for the three months ended August 31, 1997 increased $6.6 million, or 14.0% to $53.5 million compared to $46.9 million for the three months ended August 31, 1996. Sales to mass volume retailers and international markets together with private label sales volume increased during the three months ended August 31, 1997 compared to the three months ended August 31, 1996. Sales to mass volume retailers increased approximately 37.7% in the first quarter of fiscal 1998 in relation to the comparable quarter of fiscal 1997. The increase in sales to mass volume retailers resulted primarily from the May 1997 introduction of PHENCAL 106. Sales of PHENCAL 106, sold under the Great American Nutrition and Schiff brand names, amounted to approximately $8.0 million during the first three months of fiscal 1998.

      Sales to private label customers increased approximately 10.8% to $14.0 million for the first quarter of fiscal 1998 compared to $12.6 million for the first quarter of fiscal 1997. The increase in sales was primarily a result of increased volumes with existing customers. Sales to international markets increased approximately 83.9% during the quarter ended August 31, 1997, compared to the prior year's comparable quarter, primarily as a result of the acquisition of businesses in Canada and Spain in September 1996.

      Sales to health food distributors and retailers decreased 27.6% to $7.4 million for the quarter ended August 31, 1997 compared to the quarter ended August 31, 1996, primarily as a result of reduced volume with GNC and unexpected delays in the start-up of the Company's new Utah capsule and tablet manufacturing facility. Sales to beverage distributors (health clubs and gyms) decreased 6.3% to $4.6 million during the first quarter of fiscal 1998 compared to $4.9 million for the first quarter of fiscal 1997. The decrease in sales to beverage distributors resulted primarily from changes in the timing of distribution orders and start-up delays experienced in the Company's nutritional bar operations during the first quarter of fiscal 1998.

      The following table shows comparative net sales results categorized by distribution channel on an actual basis and as a percentage of net sales for the respective interim periods indicated (dollars in thousands):

                                           THREE MONTHS ENDED AUGUST 31,
                                  ----------------------------------------------
                                           1997                     1996
                                  ---------------------    ---------------------
Mass volume retailers ........    $21,202         39.6%    $15,396         32.8%
Health food ..................      7,351         13.7      10,157         21.6
Private label ................     13,957         26.1      12,600         26.9
Beverage distributors ........      4,583          8.6       4,893         10.4
International markets ........      4,548          8.5       2,473          5.3
Other ........................      1,874          3.5       1,408          3.0
                                  -------        ------    -------        ------
Total ........................    $53,515        100.0%    $46,927        100.0%
                                  =======        ======    =======        ======


      GROSS PROFIT. Gross profit increased approximately 4.0% to $17.9 million for the quarter ended August 31, 1997 in comparison to the quarter ended August 31, 1996. Gross profit as a percentage of net sales was 33.4% for the quarter ended August 31, 1997 compared to 36.6% for the quarter ended August 31, 1996. The decrease in the gross profit percent resulted primarily from unexpected delays and start-up costs associated with the opening of the Company's new manufacturing and distribution facility in Salt Lake City, Utah. In particular, the Company's nutritional bar operations experienced certain unexpected operating inefficiencies during the first quarter of fiscal 1998. In addition, as a result of the start-up delays in the Company's capsule and tablet manufacturing at the new Utah facility, the Company utilized third party production capabilities at a higher than expected level during the first quarter of fiscal 1998.

      OPERATING EXPENSES. Operating expenses increased approximately 2.3% to $13.9 million during the quarter ended August 31, 1997 from $13.6 million for the quarter ended August 31, 1996. Effective June 1, 1996, the Company adopted SFAS No. 121 and recognized an asset impairment loss of approximately $2.1 million during the first quarter of fiscal 1997. Excluding this change, operating expenses increased approximately $2.4 million, or 20.9%, during the first quarter of 1998 compared to the first quarter of fiscal 1997. Operating expenses as a percentage of net sales were 25.9% for the quarter ended August 31, 1997 compared to 24.5% (excluding the $2.1 million impact of adopting SFAS No. 121) for the quarter ended August 31, 1996. Operating expenses increased primarily as a result of excess manufacturing capacity costs at the Company's new Utah facility due to the start-up delays discussed above. In addition, operating costs increased as a result of the incremental impact of additional personnel and new information systems, added investment in research and development and increased legal costs.

      Selling and marketing expenses and amortization of intangible assets expense, as a percentage of net sales, remained relatively constant for the quarter ended August 31, 1997 compared to the quarter ended August 31, 1996.

      General and administrative expenses as a percentage of net sales were 7.2% for the quarter ended August 31, 1997 compared to 6.5% for the quarter ended August 31, 1996. The increase resulted primarily from excess manufacturing capacity costs of the Company's new Utah facility.

      OTHER EXPENSE. Other expense amounted to $1.2 million for the quarter ended August 31, 1997 compared to $1.5 million for the quarter ended August 31, 1996. The net decrease of approximately $.3 million resulted from decreased interest costs associated with reduced indebtedness and a reduction in the Company's overall effective interest rate.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $1.1 million for the quarter ended August 31, 1997 compared to $.9 million for the quarter ended August 31, 1996. The increase in the Company's provision for income taxes resulted primarily from the increase in pre-tax earnings in the first quarter of fiscal 1998 in comparison to the first quarter of fiscal 1997.

      LIQUIDITY AND CAPITAL RESOURCES. Concurrent with the Company's IPO as of May 1, 1997, the Company entered into an amended credit agreement (the "Credit Agreement") with General Electric Capital Corporation ("GECC"). The Credit Agreement is a $130.0 million senior secured, long-term credit facility that contains standard terms and conditions, including subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000. At August 31, 1997, the Company had approximately $78.0 million of available credit under the Credit Agreement.

      The Company had working capital of approximately $75.7 million at August 31, 1997 compared to $64.0 million at May 31, 1997. This increase resulted primarily from increased inventories financed by borrowings, classified as long-term, under the Company's Credit Agreement.

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

      The Company paid a quarterly dividend of $0.0375 per share subsequent to August 31, 1997. The dividend was declared to be payable on September 15, 1997 to holders of all classes of common stock of record at the close of business September 1, 1997. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company entered into the Credit Agreement which contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

      IMPACT OF INFLATION. The Company has historically been able to pass inflationary increases for raw materials and other costs onto its customers through price increases and anticipates that it will be able to continue to do so in the future.

      SEASONALITY. The Company's business is seasonal, with lower sales typically realized during the first and second fiscal quarters and higher sales typically realized during the third and fourth fiscal quarters. The Company believes such fluctuations in sales are the result of greater marketing and promotional activities toward the end of each fiscal year, customer buying patterns, and consumer spending patterns related primarily to the consumers' interest in achieving personal health and fitness goals after the beginning of each new calendar year and before the summer fashion season.

      Furthermore, as a result of changes in product sales mix and other factors, as discussed above, the Company experiences fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Not applicable.

ITEM 2. CHANGES IN SECURITIES.

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibit:

            Financial Data Schedule

        (b) Reports on Form 8-K:

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WEIDER NUTRITION INTERNATIONAL, INC.

Date: October 14, 1997                    BY: /S/ RICHARD B. BIZZARO
                                          --------------------------
                                          Richard B. Bizzaro, Chief Executive
                                          Officer, President and Director

Date: October 14, 1997                    BY: /S/ ROBERT K. REYNOLDS
                                          --------------------------
                                          Robert K. Reynolds, Chief Operating
                                          Officer, Executive Vice President and
                                          Director