Form 10-Q
period 1997-11-30
WEIDER NUTRITION INTERNATIONAL INC
filed 1998-01-14
CIK 1022368

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           -----------------------

                                  FORM 10-Q

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

    | | TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock is 24,699,238 (as of January 9, 1998).

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             NOVEMBER 30,   MAY 31,
ASSETS                                                           1997        1997
                                                              ---------    ---------
                                                             (unaudited)
Current assets:
  Cash and cash equivalents ...............................   $   1,176    $   1,259
  Accounts receivable, net of allowance for doubtful
    accounts of $472 and $212 .............................      44,142       43,634
  Other receivables .......................................       1,159        3,038
  Inventories .............................................      51,108       40,782
  Prepaid expenses and other ..............................       2,527        2,629
  Deferred taxes ..........................................       2,805        4,093
                                                              ---------    ---------
      Total current assets ................................     102,917       95,435
                                                              ---------    ---------
Property and equipment, net ...............................      38,670       35,930
                                                              ---------    ---------
Other assets:
  Intangible assets, net ..................................      25,537       26,550
  Deposits and other assets ...............................       9,489        9,864
  Notes receivable - officers .............................       3,388         --
  Deferred taxes ..........................................         884          977
                                                              ---------    ---------

      Total other assets ..................................      39,298       37,391
                                                              ---------    ---------
            Total assets ..................................   $ 180,885    $ 168,756
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................   $  20,476    $  22,727
  Accrued expenses ........................................       6,249        8,511
  Current portion of long-term debt .......................       1,980        2,181
                                                              ---------    ---------
      Total current liabilities ...........................      28,705       33,419
                                                              ---------    ---------
Long-term debt ............................................      57,232       42,913
                                                              ---------    ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding        --           --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,011,806 .................................          90           90
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432 ................................         157          157
    Additional paid-in capital ............................      79,271       79,271
  Foreign currency translation ............................         (25)        (177)
  Retained earnings .......................................      15,455       13,083
                                                              ---------    ---------
      Total stockholders' equity ..........................      94,948       92,424
                                                              ---------    ---------
            Total liabilities and stockholders' equity ....   $ 180,885    $ 168,756
                                                              =========    =========

            See notes to condensed consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                 -------------------------------
                                                       1997             1996
                                                   ------------    ------------
Net sales ......................................   $     60,811    $     48,993
Cost of goods sold .............................         40,182          31,674
                                                   ------------    ------------
Gross profit ...................................         20,629          17,319
                                                   ------------    ------------
Operating expenses:
  Selling and marketing ........................         10,033           6,972
  General and administrative ...................          3,770           3,495
  Research and development .....................            853             568
  Amortization of intangible assets ............            568             498
                                                   ------------    ------------
      Total operating expenses .................         15,224          11,533
                                                   ------------    ------------
Income from operations .........................          5,405           5,786
                                                   ------------    ------------
Other income (expense):
  Interest income ..............................             83              22
  Interest expense .............................         (1,135)         (1,745)
  Other ........................................           (248)           (152)
                                                   ------------    ------------
      Total ....................................         (1,300)         (1,875)
                                                   ------------    ------------
Income before income taxes .....................          4,105           3,911
Provision for income taxes .....................          1,573           1,552
                                                   ------------    ------------
Net income .....................................   $      2,532    $      2,359
                                                   ============    ============
Pro forma weighted average common shares and
  common equivalent shares outstanding .........     24,881,954      24,881,954
                                                   ============    ============
Pro forma net income per common share and
  common equivalent share outstanding ..........   $       0.10    $       0.09
                                                   ============    ============

          See notes to condensed consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                  SIX MONTHS ENDED NOVEMBER 30,
                                                  -----------------------------
                                                       1997            1996
                                                   ------------    ------------
Net sales ......................................   $    114,326    $     95,919
Cost of goods sold .............................         75,823          61,413
                                                   ------------    ------------
Gross profit ...................................         38,503          34,506
                                                   ------------    ------------
Operating expenses:
  Selling and marketing ........................         18,806          14,535
  General and administrative ...................          7,644           6,524
  Research and development .....................          1,582             984
  Amortization of intangible assets ............          1,069             965
  Impairment of intangible assets ..............           --             2,095
                                                   ------------    ------------
      Total operating expenses .................         29,101          25,103
                                                   ------------    ------------
Income from operations .........................          9,402           9,403
                                                   ------------    ------------
Other income (expense):
  Interest income ..............................            204              25
  Interest expense .............................         (2,284)         (3,197)
  Other ........................................           (397)           (147)
                                                   ------------    ------------
      Total ....................................         (2,477)         (3,319)
                                                   ------------    ------------
Income before income taxes .....................          6,925           6,084
Provision for income taxes .....................          2,701           2,434
                                                   ------------    ------------
Net income .....................................   $      4,224    $      3,650
                                                   ============    ============
Pro forma weighted average common shares and
  common equivalent shares outstanding .........     25,071,954      24,881,954
                                                   ============    ============
Pro forma net income per common share and
  common equivalent share outstanding ..........   $       0.17    $       0.15
                                                   ============    ============

          See notes to condensed consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                               NOVEMBER 30,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
Cash flows from operating activities:
  Net income .........................................    $  4,224     $  3,650
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Provision for bad debts ........................         451           93
      Deferred taxes .................................       1,381         (378)
      Depreciation, amortization and
        asset impairment .............................       3,656        4,955
  Changes in operating assets and liabilities-
    net of assets acquired:
      Accounts receivable ............................        (958)      (2,057)
      Other receivables ..............................       1,880           48
      Inventories ....................................     (10,326)       3,636
      Prepaid expenses and other .....................         102        2,687
      Deposits and other assets ......................         375       (5,520)
      Accounts payable ...............................      (2,251)      (4,601)
      Accrued expenses ...............................      (2,262)      (2,208)
                                                          --------     --------
       Net cash provided by (used in)
        operating activities .........................      (3,728)         305
                                                          --------     --------
Cash flows from financing activities:
  Dividends paid .....................................      (1,853)        --
  Distributions to WHF ...............................        --         (3,915)
  Net change in payable to WHF .......................        --         (2,956)
  Proceeds from long-term debt .......................      15,582       18,307
  Payments on long-term debt .........................      (1,463)      (6,789)
                                                          --------     --------
       Net cash provided by financing activities .....      12,266        4,647
                                                          --------     --------
Cash flows from investing activities:
  Purchase of property and equipment .................      (5,518)      (2,934)
  Increase in officers' notes receivable .............      (3,388)        --
  Acquisition of businesses, net of cash acquired ....        --           (705)
  Purchase of intangible assets ......................        --         (1,836)
                                                          --------     --------
       Net cash used in investing activities .........      (8,906)      (5,475)
                                                          --------     --------
Effect of exchange rate changes on cash ..............         285           46
                                                          --------     --------
Decrease in cash and cash equivalents ................         (83)        (477)
Cash and cash equivalents, beginning of period .......       1,259        1,592
                                                          --------     --------
Cash and cash equivalents, end of period .............    $  1,176     $  1,115
                                                          ========     ========

          See notes to condensed consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION AND OTHER MATTERS

      The accompanying unaudited interim condensed consolidated financial statements ("interim financial statements") do not include all disclosures provided in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Weider Nutrition International, Inc. (the "Company") Annual Report on Form 10-K for the year ended May 31, 1997 as filed with the Securities and Exchange Commission.

      In the Company's judgment, the accompanying interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current interim period presentation.

2.    PRO FORMA COMMON SHARES OUTSTANDING AND EARNINGS PER SHARE

      Pro forma net income per common share and common equivalent share outstanding for the interim periods presented has been computed by dividing net income by the number of weighted average shares outstanding and assumes as outstanding, as of June 1, 1996, the 1,557,604 shares of Class A common stock issued and outstanding prior to consummation of the Company's initial public offering (the "IPO"), the 15,687,432 Class B common shares, the 6,440,000 shares of Class A common stock issued in connection with the IPO, the 1,014,202 shares of Class A common stock issued pursuant to management incentive agreements and tenure with the Company at the time of the IPO, and dilutive common stock equivalents.

3.    INVENTORIES

      Inventories consist of the following:

                                                 NOVEMBER 30,           MAY 31,
                                                     1997                1997
                                                   -------             -------
             Raw materials ...........             $20,775             $17,569
             Work in process .........               3,902               2,629
             Finished goods ..........              26,431              20,584
                                                   -------             -------
                   Total .............             $51,108             $40,782
                                                   =======             =======

      Inventory totaling approximately $4.5 million, primarily consisting of a raw material, is included as a long-term asset in deposits and other assets in the accompanying balance sheets.

4.    SALES TO MAJOR CUSTOMERS

      The Company's largest customers, General Nutrition Center ("GNC") and Wal-Mart, accounted for approximately 11% and 10%, respectively, of net sales for the six months ended November 30, 1997, and 13% and 10%, respectively, for the six months ended November 30, 1996.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

5.    RELATED PARTY TRANSACTIONS

      During the six months ended November 30, 1997, in accordance with provisions of their respective Management Incentive Agreements, certain company officers borrowed a portion, or the entire amount, of funds available to them (from the Company) for the payment of individual income taxes. At November 30, 1997, total officer loans outstanding amounted to $3,388. Such loans bear interest at 8.0% per annum, are secured by the respective employees' Class A common stock and are due in full in May 2002.

6.    CONTINGENCIES

      The Company is involved in claims, potential unasserted claims and legal actions arising in the ordinary course of business. In management's judgment, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING AND THE OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THIS REPORT. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

RESULTS OF OPERATIONS (UNAUDITED)
(THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996)

      The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                             THREE MONTHS ENDED NOVEMBER 30,
                                          -------------------------------------
                                                 1997                 1996
                                          ----------------     ----------------
                                                (dollars in thousands)
Net sales ............................    $60,811    100.0%    $48,993    100.0%
Cost of goods sold ...................     40,182     66.1      31,674     64.7
                                          -------    -----     -------    -----
Gross profit .........................     20,629     33.9      17,319     35.3
Operating expenses ...................     15,224     25.0      11,533     23.5
                                          -------    -----     -------    -----
Income from operations ...............      5,405      8.9       5,786     11.8
Interest and other expense, net ......      1,300      2.1       1,875      3.8
Provision for income taxes ...........      1,573      2.6       1,552      3.2
                                          -------    -----     -------    -----
Net income ...........................    $ 2,532      4.2%    $ 2,359      4.8%
                                          =======    =====     =======    =====

      NET SALES. Net sales for the three months ended November 30, 1997 ("second quarter of fiscal 1998") increased $11.8 million, or 24.1% to $60.8 million from $49.0 million for the three months ended November 30, 1996 ("second quarter of fiscal 1997"). Sales to mass volume retailers and beverage distributors together with private label sales volume increased during the three months ended November 30, 1997 compared to the three months ended November 30, 1996. Sales to mass volume retailers increased approximately 70.6% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The increase in sales to mass volume retailers resulted primarily from sales of new products. In May 1997 the Company introduced PHENCAL 106. Second quarter of fiscal 1998 sales of PHENCAL 106, sold under the Great American Nutrition and Schiff brand names, was approximately $5.0 million. In addition, sales of COLD FREE, introduced in December 1996, amounted to approximately $4.8 million during the Company's second quarter of fiscal 1998.

      Second quarter of fiscal 1998 sales to private label customers increased approximately 21.1% to $13.9 million from $11.5 million for the second quarter of fiscal 1997. The increase in sales was primarily a result of increased volume with GNC. Private label sales volume with GNC was $3.6 million for the second quarter of fiscal 1998 compared to $2.0 million for the second quarter of fiscal 1997. Sales to beverage distributors (health clubs and gyms) increased approximately 52.4% to $7.1 million during the quarter ended November 30, 1997, compared to $4.7 million for the prior year's comparable quarter, primarily as a result of the acquisition of Science Foods in January 1997.

      Sales to health food distributors and retailers decreased 20.5% to $8.6 million for the quarter ended November 30, 1997 compared to the quarter ended November 30, 1996. The decrease resulted primarily from reduced "branded" product volume with GNC and certain other health food retailers due to the allocation of additional resources to the mass market distribution channel. International sales volume decreased slightly primarily as a result of reduced growth in Canada.

      The following table shows comparative net sales results categorized by distribution channel on an actual basis and as a percentage of net sales for the respective interim periods indicated (dollars in thousands):

                                       THREE MONTHS ENDED NOVEMBER 30,
                                    -------------------------------------------
                                          1997                       1996
                                    ------------------       ------------------
       Mass volume retailers ...    $26,378       43.4%      $15,462       31.6%
       Health food .............      8,642       14.2        10,876       22.2
       Private label ...........     13,917       22.9        11,494       23.5
       Beverage distributors ...      7,127       11.7         4,677        9.6
       International markets ...      4,059        6.7         4,396        9.0
       Other ...................        688        1.1         2,088        4.1
                                    -------      -----       -------      -----
             Total .............    $60,811      100.0%      $48,993      100.0%
                                    =======      =====       =======      =====

      GROSS PROFIT. Gross profit increased approximately 19.1% to $20.6 million for the quarter ended November 30, 1997 in comparison to the quarter ended November 30, 1996. Gross profit as a percentage of net sales was 33.9% for the quarter ended November 30, 1997 compared to 35.3% for the quarter ended November 30, 1996. The decline in the gross profit percentage resulted primarily from higher than expected levels of outsourced manufacturing required as a result of the delays encountered in opening the Company's new capsule and tablet manufacturing facility. Furthermore, the gross profit margin was impacted by changes in the sales mix. Specifically, sales of DHEA and melatonin generated higher gross margins in prior comparable period(s) than the product mix in the Company's second quarter of fiscal 1998. Finally, continuing start-up costs associated with opening the Company's new manufacturing facility impacted the gross profit percentage as well as overall operating costs.

      OPERATING EXPENSES. Operating expenses increased approximately 32.0% to $15.2 million during the quarter ended November 30, 1997 from $11.5 million for the quarter ended November 30, 1996. Operating expenses as a percentage of net sales were 25.0% for the quarter ended November 30, 1997 compared to 23.5% for the quarter ended November 30, 1996. Operating expenses increased primarily as a result of a proportionately higher percent of net sales subject to payment of royalties and/or provisions for certain sales rebates, included in selling and marketing expenses. Selling and marketing expenses, as a percentage of net sales, were 16.5% for the quarter ended November 30, 1997 compared to 14.2% for the quarter ended November 30, 1996.

      General and administrative expenses, as a percentage of net sales, were 6.2% for the quarter ended November 30, 1997 compared to 7.1% for the quarter ended November 30, 1996. General administrative expenses include a significant amount of "fixed-type" costs. Therefore, general and administrative expenses, as a percent of net sales, generally decline as sales increase. Furthermore, the decrease was impacted by reduced provisions for employee bonuses.

      OTHER EXPENSE. Other expense amounted to $1.3 million for the quarter ended November 30, 1997 compared to $1.9 million for the quarter ended November 30, 1996. The net decrease of approximately $.6 million resulted from decreased interest costs associated with reduced indebtedness and a reduction in the Company's overall effective interest rate.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $1.6 million for the quarters ended November 30, 1997 and 1996. The Company's pre-tax earnings for the second quarter of fiscal 1998 remained relatively constant with the second quarter of fiscal 1997.

(SIX MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1996)

      NET SALES. Net sales for the six months ended November 30, 1997 increased $18.4 million, or 19.2% to $114.3 million compared to $95.9 million for the six months ended November 30, 1996. Sales to mass volume retailers, beverage distributors and international markets together with private label sales volume increased during the six months ended November 30, 1997 compared to the six months ended November 30, 1996. Sales to mass volume retailers increased approximately 54.2% to $47.9 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. The increase in sales to mass volume retailers resulted primarily from sales of new products. Sales of PHENCAL 106 and COLD-FREE amounted to approximately $13.0 million and $5.8 million, respectively, for the first six months of fiscal 1998 compared to no sales of these products during the first six months of fiscal 1997.

      Sales to private label customers increased approximately 15.7% to $27.9 million for the six months ended November 30, 1997 compared to $24.1 million for the six months ended November 30, 1996. The increase in sales was primarily a result of increased volume with existing customers. Private label sales volume with GNC amounted to $7.2 million for the six months ended November 30, 1998 compared to $4.7 million for the six months ended November 30, 1997. Sales to beverage distributors increased approximately 22.4% to $11.7 million during the six months ended November 30, 1997 compared to $9.6 million for the comparable prior year period. The increase is due primarily to the acquisition of Science Foods in January of 1997. Sales to international markets increased to $8.6 million for the first six months of fiscal 1998 from $6.9 million for the first six months of fiscal 1997, primarily as a result of the acquisition of businesses in Canada and Spain in September 1996.

      Sales to health food distributors and retailers decreased approximately 24.0% to $16.0 million for the first six months of fiscal 1998 compared to $21.0 million for the first six months of fiscal 1997. The decrease in sales resulted primarily from reduced "branded" product volumes with certain customers due to the allocation of resources to, and the growth in volume with mass market customers. Comparable WNI-branded sales to GNC (excluding private label), amounted to approximately $5.3 million and $7.5 million, respectively, for the six month periods ended November 30, 1997 and 1996.

      GROSS PROFIT. Gross profit increased approximately 11.6% to $38.5 million for the six months ended November 30, 1997 in comparison to the six months ended November 30, 1996. Gross profit as a percentage of net sales was 33.7% for the six months ended November 30, 1997 compared to 36.0% for the six months ended November 30, 1996. The decrease in gross profit percentage resulted primarily from higher than expected levels of outsourced manufacturing. The delays encountered in opening the Company's new capsule and tablet manufacturing facility resulted in increased levels of production outsourcing. Furthermore, the gross profit margin was impacted by changes in the sales mix. Certain products sold in prior comparable period(s) generated higher gross profit margins. Finally, the unexpected delays and start-up costs associated with the opening of the Company's new manufacturing and distribution facility effected the gross profit margin and overall operating costs.

      OPERATING EXPENSES. Operating expenses increased approximately 15.9% to $29.1 million during the six months ended November 30, 1997 from $25.1 million for the six months ended November 30, 1996. Effective June 1, 1996, the Company adopted SFAS No. 121 and recognized an asset impairment loss of approximately $2.1 million during the first six months of fiscal 1997. Excluding this loss, operating expenses increased approximately $6.1 million, or 26.5%, during the first six months of fiscal 1998. Operating expenses as a percentage of net sales were 25.5% for the six months ended November 30, 1997 compared to 24.0% (excluding the $2.1 million asset impairment loss) for the six months ended November 30, 1996. Operating expenses increased primarily as a result of increased selling and marketing expenses, excess manufacturing capacity costs and additional investment in research and development, offset somewhat by reduced provisions for employee bonuses.

      OTHER EXPENSE. Other expense amounted to $2.5 million for the six months ended November 30, 1997 compared to $3.3 million for the six months ended November 30, 1996. The net decrease of approximately $0.8 million resulted primarily from decreased interest costs associated with reduced indebtedness and a reduction in the Company's overall effective interest rate.


      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $2.7 million for the six months ended November 30, 1997 compared to $2.4 million for the six months ended November 30, 1996. The increase in the Company's provision for income taxes resulted primarily from the increase in pre-tax earnings in the first six months of fiscal 1998 in comparison to the first six months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital of approximately $74.2 million at November 30, 1997 compared to $62.0 million at May 31, 1997. This increase resulted primarily from increased inventories financed by borrowings, classified as long-term, under the Company's Credit Agreement with General Electric Capital Corporation. Current inventories increased $10.3 million to $51.1 million as of November 30, 1997. All categories of inventory increased, primarily as a result of the net sales growth and the recent and/or planned introduction of several new products. Net long-term borrowings increased approximately $14.3 million to $57.2 million primarily as a result of the growth in inventories together with added capital expenditures.

      The Credit Agreement is a $130.0 million senior secured, long-term credit facility that contains standard terms and conditions, including subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. On November 30, 1997, the Company was not in compliance with one of the financial covenants under the Credit Agreement. However, the Company received a waiver of compliance as of such date and expects if necessary, to enter into negotiations to amend the Credit Agreement. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000. At November 30, 1997, the Company had approximately $75.0 million of available credit under the Credit Agreement.

      The Company expects to fund its long-term capital requirements, including construction of capital projects for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under the Credit Agreement and, if necessary, through debt financing or the issuance of additional equity. The Company may also make strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions may also require borrowings under the Credit Agreement and/or other debt financing or the issuance of additional equity.

      The Company paid a quarterly dividend of $0.0375 per share subsequent to November 30, 1997. The dividend was declared to be payable on December 15, 1997 to holders of all classes of common stock of record at the close of business December 1, 1997. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company's Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock.

IMPACT OF INFLATION

      The Company has historically been able to pass inflationary increases for raw materials and other costs through to its customers and anticipates that it will be able to continue to do so in the future.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Company's Annual Meeting of Shareholders was held on October 29, 1997. The holders of 9,011,806 shares of Class A Common Stock and 15,687,432 shares of Class B Common Stock were entitled to vote at the Annual Meeting. There were present, in person or by proxy, aggregate holders of 20,927,294 shares of Common Stock (84.73% of the shares entitled to vote). The following individuals were elected as Directors of the Company to serve until the 1998 Annual Meeting by the following votes:

                                       FOR            WITHHELD AUTHORITY
                                    ----------        ------------------
            Eric Weider             20,870,294            57,000
            Richard B. Bizzaro      20,870,294            57,000
            Robert K. Reynolds      20,870,294            57,000
            Ronald L. Corey         20,870,294            57,000
            Donald G. Drapkin       20,908,294            19,000
            Roger H. Kimmel         20,870,294            57,000
            George F. Lengvari      20,855,294            72,000
            Glenn W. Schaeffer      20,908,294            19,000

            The proposal to transact such other business as may properly come before the 1997 Annual Meeting was approved as follows (percentages are in relation to total shares entitled to vote): 18,819,646 (76.20%) shares were cast for the proposal; 1,158,998 (4.69%) shares were cast against the proposal; and 948,650 (3.84%) shares abstained.

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

                                    WEIDER NUTRITION INTERNATIONAL, INC.


Date: January 14, 1998              By: /s/ RICHARD B. BIZZARO
                                    Richard B. Bizzaro, Chief Executive
                                    Officer, President and Director


Date: January 14, 1998              By: /s/ ROBERT K. REYNOLDS
                                    Robert K. Reynolds, Chief Operating
                                    Officer, Executive Vice President
                                    and Director