Form 10-Q
period 1998-02-28
WEIDER NUTRITION INTERNATIONAL INC
filed 1998-04-13
CIK 1022368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-Q

                |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

               |_| TRANSITION REPORT PURSUANT TO SECTION 12 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the Registrant's common stock is 24,699,238 (as of April 6, 1998).

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                           February 28,  May 31,
ASSETS                                                       1998          1997
                                                          ---------      ------
                                                         (unaudited)
Current assets:
  Cash and cash equivalents                               $     648    $  1,259
  Accounts receivable, net of allowance for doubtful
    accounts of $579 and $212                                46,227      43,634
  Other receivables                                           1,385       3,038
  Inventories                                                58,361      40,782
  Prepaid expenses and other                                  4,234       2,629
  Deferred taxes                                              2,805       4,093
                                                          ---------    --------

      Total current assets                                  113,660      95,435
                                                          ---------    --------

Property and equipment, net                                  39,806      35,930
                                                          ---------    --------

Other assets:
  Intangible assets, net                                     24,919      26,550
  Deposits and other assets                                   9,195       9,864
  Notes receivable - officers                                 3,498        --
  Deferred taxes                                                963         977
                                                          ---------    --------

      Total other assets                                     38,575      37,391
                                                          ---------    --------

            Total assets                                  $ 192,041    $168,756
                                                          =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $ 24,137    $ 22,727
  Accrued expenses                                            6,821       8,511
  Current portion of long-term debt                           1,732       2,181
                                                          ---------    --------

      Total current liabilities                              32,690      33,419
                                                          ---------    --------

Long-term debt                                               61,545      42,913
                                                          ---------    --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding     --          --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,011,806                                        90          90
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432                                      157         157
    Additional paid-in capital                               79,271      79,271
  Foreign currency translation                                 (212)       (177)
  Retained earnings                                          18,500      13,083
                                                          ---------    --------

      Total stockholders' equity                             97,806      92,424
                                                          ---------    --------

            Total liabilities and stockholders' equity    $ 192,041    $168,756
                                                          =========    ========

           See notes to condensed consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                 Three Months Ended
                                                    February 28,
                                                ---------------------
                                                  1998         1997
                                                ---------   ---------
Net sales                                       $  62,368   $  55,487

Cost of goods sold                                 39,366      32,595
                                                ---------   ---------

Gross profit                                       23,002      22,892
                                                ---------   ---------

Operating expenses:
  Selling and marketing                             9,819       8,880
  General and administrative                        3,771       3,773
  Research and development                          1,092         554
  Amortization of intangible assets                   568         535
                                                ---------   ---------

      Total operating expenses                     15,250      13,742
                                                ---------   ---------

Income from operations                              7,752       9,150
                                                ---------   ---------

Other income (expense):
  Interest income                                      82       --
  Interest expense                                 (1,181)     (1,501)
  Other                                              (144)       (276)
                                                ---------   ---------

      Total                                        (1,243)     (1,777)
                                                ---------   ---------

Income before income taxes                          6,509       7,373

Provision for income taxes                          2,538       2,949
                                                ---------   ---------

Net income                                      $   3,971   $   4,424
                                                =========   =========


Pro forma weighted average common shares and
  common equivalent shares outstanding          25,082,954  24,881,954
                                                ==========  ==========

Pro forma net income per common share and
  common equivalent share outstanding             $0.16       $0.18
                                                  =====       =====

          See notes to condensed consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except share data)
                                  (unaudited)

                                                 Nine Months Ended
                                                    February 28,
                                                ---------------------
                                                  1998         1997
                                                ---------   ---------
Net sales                                       $ 176,694   $ 151,407

Cost of goods sold                                115,189      94,008
                                                ---------   ---------

Gross profit                                       61,505      57,399
                                                ---------   ---------

Operating expenses:
  Selling and marketing                            28,625      23,415
  General and administrative                       11,416      10,296
  Research and development                          2,674       1,539
  Amortization of intangible assets                 1,637       1,500
  Impairment of intangible assets                    --         2,095
                                                ---------   ---------

      Total operating expenses                     44,352      38,845
                                                ---------   ---------

Income from operations                             17,153      18,554
                                                ---------   ---------

Other income (expense):
  Interest income                                     287          10
  Interest expense                                 (3,466)     (4,683)
  Other                                              (541)       (423)
                                                ---------   ---------

      Total                                        (3,720)     (5,096)
                                                ---------   ---------

Income before income taxes                         13,433      13,458

Provision for income taxes                          5,239       5,383
                                                ---------   ---------

Net income                                      $   8,194   $   8,075
                                                =========   =========


Pro forma weighted average common shares and
  common equivalent shares outstanding          25,075,621  24,881,954
                                                ==========  ==========

Pro forma net income per common share and
  common equivalent share outstanding             $0.33       $0.32
                                                  =====       =====

          See notes to condensed consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                       Nine Months Ended
                                                          February 28,
                                                    ---------------------
                                                      1998          1997
                                                    -------       -------
Cash flows from operating activities:
  Net income                                        $ 8,194       $ 8,075
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Provision for bad debts                           538           131
      Loss on disposition of equipment                  131          --
      Deferred taxes                                  1,302          (378)
      Depreciation, amortization and
        asset impairment                              5,722         6,520
  Changes in operating assets and liabilities-
    net of assets acquired:
      Accounts receivable                            (3,130)         (623)
      Other receivables                               1,654          (732)
      Inventories                                   (17,579)        1,396
      Prepaid expenses and other                     (1,605)        2,035
      Deposits and other assets                         670        (8,358)
      Accounts payable                                1,410        (6,683)
      Accrued expenses                               (1,690)       (1,248)
                                                    -------       -------
       Net cash provided by (used in)
        operating activities                         (4,383)          135
                                                    -------       -------

Cash flows from financing activities:
  Dividends paid                                     (2,779)         --
  Distributions to WHF                                 --          (6,973)
  Net change in payable to WHF                         --          (2,823)
  Proceeds from long-term debt                       20,081        35,030
  Payments on long-term debt                         (1,897)      (12,481)
                                                    -------       -------

       Net cash provided by financing activities     15,405        12,753
                                                    -------       -------

Cash flows from investing activities:
  Purchase of property and equipment                 (8,118)       (6,344)
  Proceeds from disposition of equipment                 17          --
  Increase in officers' notes receivable             (3,498)         --
  Acquisition of businesses, net of cash acquired      --          (5,082)
  Purchase of intangible assets                        --          (1,761)
                                                    -------       -------


       Net cash used in investing activities        (11,599)      (13,187)
                                                    -------       -------

Effect of exchange rate changes on cash                 (34)         (228)
                                                    -------       -------

Decrease in cash and cash equivalents                  (611)         (527)

Cash and cash equivalents, beginning of period        1,259         1,592
                                                    -------       -------

Cash and cash equivalents, end of period            $   648       $ 1,065
                                                    =======       =======

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

3.    INVENTORIES

      Inventories consist of the following:
                                                    February 28,  May 31,
                                                       1998        1997
                                                      -------     -------
      Raw materials                                   $25,044     $17,569
      Work in process                                   3,379       2,629
      Finished goods                                   29,938      20,584
                                                      -------     -------

            Total                                     $58,361     $40,782
                                                      =======     =======


      Inventory totaling approximately $4.5 million, primarily consisting of a raw material, is included as a long-term asset in deposits and other assets in the accompanying balance sheets.

4.    SALES TO MAJOR CUSTOMERS

      The Company's largest customers, General Nutrition Center ("GNC"), Wal-Mart, and Costco accounted for approximately 14%, 10%, and 10%, respectively, of net sales for the nine months ended February 28, 1998, and 12%, 10%, and 6%, respectively, for the nine months ended February 28, 1997.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

5.    RELATED PARTY TRANSACTIONS

      During the nine months ended February 28, 1998, in accordance with provisions of their respective Management Incentive Agreements, certain company officers borrowed a portion, or the entire amount, of funds available to them (from the Company) for the payment of individual income taxes. At February 28, 1998, total officer loans outstanding, excluding accrued interest, amounted to $3,498. Such loans bear interest at 8.0% per annum, are secured by the respective employees' Class A common stock and are due in full in May 2002.

6.    CONTINGENCIES

         On April 24, 1997, the Company filed a lawsuit in the United States District Court for the District of Utah (Central Division) for a declaratory judgement that Pain Free(Trademark), a pain relief product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. On June 30, 1997, Nutramax filed a counterclaim against the Company alleging that, through the manufacture and sale of a Company product, the Company was willfully infringing on one or more U.S. patents of Nutramax and also had contributorily and actively induced infringements on such patents. The counterclaim seeks treble damages as a result of the claimed willful and intentional nature of the alleged infringement. The litigation is in the process of being transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that twenty-two other entities had also infringed those patents, and thereafter will proceed with preliminary discovery. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future manufacture and marketing of Pain Free(Trademark), which has recently become one of its best selling products, and could be required by the court to pay damages to Nutramax, which could under certain circumstances be trebled. The imposition by the court of any of the foregoing could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

         In addition, the Company is involved in other claims, potential unasserted claims and legal actions arising in the ordinary course of business. In management's judgment, the outcome of these other matters will not have a material adverse effect on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS (UNAUDITED)
(THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997)

      The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods (dollars in thousands):

                                       THREE MONTHS ENDED FEBRUARY 28,
                                       ------------------------------
                                            1998             1997
                                       --------------  --------------
Net sales..............................$ 62,368 100.0% $ 55,487 100.0%
Cost of goods sold.....................  39,366  63.1    32,595  58.7
                                       -------- -----  -------- -----
Gross profit...........................  23,002  36.9    22,892  41.3
Operating expenses.....................  15,250  24.5    13,742  24.8
                                       -------- -----  -------- -----
Income from operations.................   7,752  12.4     9,150  16.5
Interest and other expense, net........   1,243   2.0     1,777   3.2
Provision for income taxes.............   2,538   4.0     2,949   5.3
                                       -------- -----  -------- -----
Net income.............................$  3,971   6.4% $  4,424   8.0%
                                       ======== =====  ======== =====

      NET SALES. Net sales for the three months ended February 28, 1998 ("third quarter of fiscal 1998") increased $6.9 million, or 12.4% to $62.4 million from $55.5 million for the three months ended February 28, 1997 ("third quarter of fiscal 1997"). Sales to mass volume retailers, health food distributors and retailers, and beverage distributors together with private label sales volume increased, whereas international sales volume decreased, during the three months ended February 28, 1998 compared to the three months ended February 28, 1997. Sales to mass volume retailers increased approximately 6.2% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 primarily due to sales of new products. Sales to health food distributors and retailers increased 28.0% to $12.8 million for the quarter ended February 28, 1998 compared to the quarter ended February 28, 1997. The increase resulted from incremental "branded" volume with GNC and certain other health food retailers primarily due to the introduction of new products. The Company recently introduced new products under its METAFORM line. METAFORM sales amounted to $3.1 million for the third quarter of fiscal 1998 compared to $1.1 million for the third quarter of fiscal 1997.

      Third quarter of fiscal 1998 sales to private label customers increased approximately 27.8% to $13.1 million from $10.2 million for the third quarter of fiscal 1997. The increase in sales was primarily a result of increased volume with GNC. Private label sales volume with GNC was $6.0 million for the third quarter of fiscal 1998 compared to $2.3 million for the third quarter of fiscal 1997. Sales to beverage distributors (health clubs and gyms) increased approximately 9.5% to $6.5 million during the quarter ended February 28, 1998, compared to $6.0 million for the prior year's comparable quarter, primarily as a result of the acquisition of Science Foods in January 1997. International sales volume decreased approximately 19.2% to $3.8 million during the quarter ended February 28, 1998, from $4.5 million for the quarter ended February 28, 1997, primarily as a result of reduced growth in Canada.

      The following table shows comparative net sales results categorized by distribution channel on an actual basis and as a percentage of net sales for the respective interim periods indicated (dollars in thousands):

                                       THREE MONTHS ENDED FEBRUARY 28,
                                    ----------------------------------
                                          1998               1997
                                    ---------------    ---------------
      Mass volume retailers........ $ 24,965   40.0%   $ 23,498   42.3%
      Health food..................   12,770   20.5       9,973   18.0
      Private label................   13,084   21.0      10,234   18.4
      Beverage distributors........    6,516   10.4       5,950   10.7
      International markets........    3,790    6.1       4,517    8.1
      Other........................    1,243    2.0       1,315    2.5
                                    --------  -----    --------  -----
            Total.................. $ 62,368  100.0%   $ 55,487  100.0%
                                    ========  =====    ========  =====


      GROSS PROFIT. Gross profit increased slightly to $23.0 million for the quarter ended February 28, 1998 in comparison to the quarter ended February 28, 1997. Gross profit as a percentage of net sales was 36.9% for the quarter ended February 28, 1998 compared to 41.3% for the quarter ended February 28, 1997. The decline in the gross profit percentage resulted primarily from changes in the sales mix. Specifically, sales of DHEA and melatonin generated higher gross margins in prior comparable period(s) than the product mix in the Company's third quarter of fiscal 1998. Furthermore, the gross profit was impacted by higher than expected levels of outsourced manufacturing required as a result of the delays encountered in opening the Company's new capsule and tablet manufacturing facility.

      OPERATING EXPENSES. Operating expenses increased approximately 11.0% to $15.3 million during the quarter ended February 28, 1998 from $13.7 million for the quarter ended February 28, 1997. Operating expenses increased primarily as a result of the increase in net sales. Operating expenses, as a percentage of net sales, were 24.5% for the quarter ended February 28, 1998 compared to 24.8% for the quarter ended February 28, 1997.

      General and administrative expenses, as a percentage of net sales, were 6.0% for the quarter ended February 28, 1998 compared to 6.8% for the quarter ended February 28, 1997. General and administrative expenses include a significant amount of "fixed-type" costs. Therefore, general and administrative expenses, as a percent of net sales, generally decline as sales increase. Furthermore, the decrease was impacted by reduced provisions for employee bonuses.

        OTHER EXPENSE. Other expense amounted to $1.2 million for the quarter ended February 28, 1998 compared to $1.8 million for the quarter ended February 28, 1997. The net decrease of approximately $.6 million resulted primarily from decreased interest costs associated with reduced indebtedness and a reduction in the Company's overall effective interest rate.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $2.5 million for the quarter ended February 28, 1998 compared to $2.9 million for the quarter ended February 28, 1997. The decrease resulted primarily from a reduction in pre-tax earnings.

(NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1997)

      NET SALES. Net sales for the nine months ended February 28, 1998 increased $25.3 million, or 16.7% to $176.7 million compared to $151.4 million for the nine months ended February 28, 1997. Sales to mass volume retailers, beverage distributors and international markets together with private label sales volume increased during the nine months ended February 28, 1998 compared to the nine months ended February 28, 1997. Sales to mass volume retailers increased approximately 33.5% to $72.5 million in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The increase in sales to mass volume retailers resulted primarily from sales of new products. Sales of PHENCAL 106, introduced in May 1997, were approximately $15.5 million for the first nine months of fiscal 1998 compared to no sales of this product during the first nine months of fiscal 1997.

      Sales to private label customers increased approximately 19.3% to $41.0 million for the nine months ended February 28, 1998 compared to $34.3 million for the nine months ended February 28, 1997. The increase in sales was primarily a result of increased volume with existing customers. Private label sales volume with GNC were $13.3 million for the nine months ended February 28, 1998 compared to $7.1 million for the nine months ended February 28, 1997. Sales to beverage distributors increased approximately 17.4% to $18.2 million during the nine months ended February 28, 1998 compared to $15.5 million for the comparable prior year period. The increase is due primarily to the acquisition of Science Foods in January of 1997. Sales to international markets increased to $12.4 million for the first nine months of fiscal 1998 from $11.4 million for the first nine months of fiscal 1997, primarily as a result of the acquisition of businesses in Canada and Spain in September 1996.

      Sales to health food distributors and retailers decreased approximately 7.2% to $28.8 million for the first nine months of fiscal 1998 compared to $31.0 million for the first nine months of fiscal 1997. The decrease in sales resulted primarily from reduced "branded" product volumes with certain customers due to the allocation of resources to, and the growth in volume with mass market customers.

      GROSS PROFIT. Gross profit increased approximately 7.2% to $61.5 million for the nine months ended February 28, 1998 in comparison to the nine months ended February 28, 1997. Gross profit, as a percentage of net sales, was 34.8% for the nine months ended February 28, 1998 compared to 37.9% for the nine months ended February 28, 1997. The decrease in gross profit percentage resulted primarily from changes in the sales mix. Certain products sold in prior comparable period(s) generated higher gross profit margins. Furthermore, the unexpected delays and start-up costs associated with the opening of the Company's new manufacturing and distribution facility, which also resulted in higher than expected levels of outsourced manufacturing, effected the gross profit margin and overall operating costs.

      OPERATING EXPENSES. Operating expenses increased approximately 14.2% to $44.4 million during the nine months ended February 28, 1998 from $38.8 million for the nine months ended February 28, 1997. Effective June 1, 1996, the Company adopted SFAS No. 121 and recognized an asset impairment loss of approximately $2.1 million during the first quarter of fiscal 1997. Excluding this loss, operating expenses increased approximately $7.6 million, or 20.7%, during the first nine months of fiscal 1998. Operating expenses, as a percentage of net sales, were 25.1% for the nine months ended February 28, 1998 compared to 24.3% (excluding the $2.1 million asset impairment loss) for the nine months ended February 28, 1997. Operating expenses increased primarily as a result of increased selling and marketing expenses, excess manufacturing capacity costs and additional investment in research and development, offset somewhat by reduced provisions for employee bonuses.

      OTHER EXPENSE. Other expense amounted to $3.7 million for the nine months ended February 28, 1998 compared to $5.1 million for the nine months ended February 28, 1997. The net decrease of approximately $1.4 million resulted primarily from decreased interest costs associated with reduced indebtedness and a reduction in the Company's overall effective interest rate.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $5.2 million for the nine months ended February 28, 1998 compared to $5.4 million for the nine months ended February 28, 1997. The decrease in the Company's provision for income taxes resulted primarily from the decrease in pre-tax earnings in the first nine months of fiscal 1998 in comparison to the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital of approximately $81.0 million at February 28, 1998 compared to $62.0 million at May 31, 1997. This increase resulted primarily from increased inventories financed by borrowings, classified as long-term, under the Company's Credit Agreement with General Electric Capital Corporation. Current inventories increased $17.6 million to $58.4 million as of February 28, 1998. All categories of inventory increased, primarily as a result of the net sales growth, the recent and/or planned introduction of new products and the advanced purchases of a certain raw material based on sales forecasts that have not been realized at the forecasted rate. The Company believes that such raw material will be utilized in the ordinary course of business. Net long-term borrowings increased approximately $18.6 million to $61.5 million primarily as a result of the growth in inventories together with added capital expenditures.

      The Credit Agreement is a $130.0 million senior secured, long-term credit facility that contains standard terms and conditions, including subject to permitted amounts, a limitation on the ability of the Company to pay dividends on its common stock and minimum net worth requirements. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000. At February 28, 1998, the Company had approximately $72.0 million of available credit under the Credit Agreement.

      The Company expects to fund its long-term capital requirements, including capital expenditures for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under the Credit Agreement and, if necessary, through debt financing or the issuance of additional equity. The Company may also make strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions may also require borrowings under the Credit Agreement and/or other debt financing or the issuance of additional equity.

      The Company paid a quarterly dividend of $0.0375 per share subsequent to February 28, 1998. The dividend was declared to be payable on March 16, 1998 to holders of all classes of common stock of record at the close of business March 1, 1998. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company's Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock.

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

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

         On April 24, 1997, the Company filed a lawsuit in the United States District Court for the District of Utah (Central Division) for a declaratory judgement that Pain Free(Trademark), a pain relief product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. On June 30, 1997, Nutramax filed a counterclaim against the Company alleging that, through the manufacture and sale of a Company product, the Company was willfully infringing on one or more U.S. patents of Nutramax and also had contributorily and actively induced infringements on such patents. The counterclaim seeks treble damages as a result of the claimed willful and intentional nature of the alleged infringement. The litigation is in the process of being transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that twenty-two other entities had also infringed those patents, and thereafter will proceed with preliminary discovery. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future manufacture and marketing of Pain Free(Trademark), which has recently become one of its best selling products, and could be required by the court to pay damages to Nutramax, which could under certain circumstances be trebled. The imposition by the court of any of the foregoing could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

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

                                    WEIDER NUTRITION INTERNATIONAL, INC.


Date: April 13, 1998          BY: /s/ RICHARD B. BIZZARO
                              --------------------------
                                    Richard B. Bizzaro, Chief Executive
                                    Officer, President and Director



Date: April 13, 1998          BY: /s/ ROBERT K. REYNOLDS
                              --------------------------
                                    Robert K. Reynolds, Chief Operating
                                    Officer, Executive Vice President
                                    and Director