Form 10-K
period 1998-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 1998-08-31
CIK 1022368

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           -----------------------

                                  FORM 10-K

                 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 1998

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      The number of shares outstanding of the Registrant's common stock is 24,735,781 (as of August 3, 1998).

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $110,500,000 (as of August 3, 1998).

                         DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on October 29, 1998, which will be filed with the SEC, are incorporated by reference into Part III.

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

SUBSEQUENT DEVELOPMENT

      In July 1998, the Company acquired Haleko Hanseatisches Lebensmittel Kontor GmbH ("Haleko"), the largest sports nutrition company in Europe. Based in Hamburg, Germany, Haleko had revenues of approximately $65 million for the twelve months ending May 31, 1998. Its branded products, including Multipower, Multaben, and Champ are currently sold in over 20,000 retail outlets in Europe. Haleko's business also includes a range of active sportswear that is sold under the brand name Venice Beach.

      The purchase price is comprised of $25 million in cash, 200,000 shares of WNI stock, and an $8 million contingent earnout agreement tied to future financial performance. In addition, the Company assumed $16 million in long-term debt and expects to incur $5 million in acquisition-related capital costs. The cash portion of the purchase price was initially financed with funds available under the Company's credit facility with General Electric Capital Corporation ("GECC").

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

      The Company believes these events and trends together with product introductions have supplied the growth of the nutritional supplement market. New products introduced over the past several years include, among others, function specific products for weight loss, sports nutrition, menopause, energy and mental alertness. In addition, the use of a number of innovative ingredients, such as CitriMax(R), DHEA, chromium picolinate, melatonin,chondroitin sulfate, glucosamine,and DL-Phenylalanine have created opportunities to offer new products.

SALES AND DISTRIBUTION

      The Company's products are currently sold in over 42,000 retail outlets in all 50 states. The Company's customers in the mass volume retail channel include: mass merchandisers -- Wal-Mart, Target and Kmart; drug stores -- Walgreens, CVS, American Drug and Rite Aid; warehouse clubs -- Costco and Sam's Club; and supermarkets -- Albertson's, Giant and Fred Meyer. The Company services the health food market by distributing its products to General Nutrition Center (GNC) and the leading health food distributors (such as Tree-of-Life, Stow Mills and Nature's Best). The Company also sells through other distribution channels, including its network of distributors to health clubs and gyms (such as Bally's Health and Fitness and Gold's Gym), International markets, and private label manufacturing for other nutritional supplement companies and certain retail customers. The Company pursues a multi-channel distribution strategy in order to participate in the growth being experienced in each of these channels, thereby increasing its overall share of the nutritional supplement market. The Company also distributes its products to all major markets worldwide.

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

      The following table identifies the Company's 12 leading brands and illustrates the Company's multi-brand, multi-channel strategy:

BRAND                          PRIMARY CHANNEL          PRIMARY CATEGORY

GREAT AMERICAN NUTRITION(TM) Mass volume retailers     Vitamins and diet
JOE WEIDER SIGNATURE(TM)     Mass volume retailers     Sports nutrition and diet
TIGER'S MILK(TM)             Mass volume retailers     Healthy snacks
SCHIFF(R)                    Mass volume retailers     Vitamins and diet
                             & health food stores
FI-BAR(R)                    Health food stores        Healthy snacks
METAFORM(TM)                 Health food stores        Sports nutrition and diet
VICTORY(TM)                  Health food stores        Sports nutrition
MEGA MASS(R)                 Health food stores        Sports nutrition
EXCEL(TM)                    Health food stores        Sports nutrition and diet
AMERICAN BODY BUILDING(TM)   Health clubs and gyms     Sports nutrition and diet
SCIENCE FOODS(R)             Health clubs and gyms     Sports nutrition and diet
STEEL BAR(R)                 Health clubs and gyms     Sports nutrition

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

MAJOR BRANDS                                    REPRESENTATIVE PRODUCTS

American Body Building.................   Blue Thunder protein beverages and
                                          Ripped Force energy beverages and
                                          powdered drink mixes
Science Foods..........................   White Lightning protein beverages,
                                          nutrition bars, and Turbo-Tea
                                          energizing beverages
Victory................................   Mass 1000 and Professional powdered
                                          drink mixes
Mega Mass..............................   Giant Mega Mass and Super Mega Mass
                                          powdered drink mixes
Metaform...............................   Metaform and Metaform Heat powdered
                                          drink mixes and nutrition bars
Joe Weider Signature...................   Dynamic Weight Gain and Dynamic
                                          Muscle Builder powdered drink mixes
Tiger's Milk...........................   Tiger Sport nutrition bars
Steel Bar..............................   Steel Bar nutrition bars

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

MAJOR BRANDS                                    REPRESENTATIVE PRODUCTS

Schiff vitamins........................   Multivitamins, multiminerals,
                                          antioxidants and digestive enzymes
Schiff herbs...........................   Ginseng, St. John's wort, garlic,
                                          ginkgo biloba and echinacea
Great American Nutrition...............   D-glucarate products and Cold-Free
                                          zinc lozenges
Excel..................................   Ultra High Performance and High
                                          Performance capsules

      The Company's Schiff brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to their diet. Schiff vitamins and minerals include multivitamins such as Single Day(TM), multiminerals such as Guided(TM) Multiminerals Complex, individual vitamins and minerals such as Vitamins C, E, and Calcium, specialty formulae such as PMS, Menopause, Melatonin, and DHEA, beta carotene and other antioxidants and B-complex. Schiff vitamins are marketed through health food stores as well as supermarkets and drug stores within the mass volume retail channel.

      The Company markets various herbs (including ginseng, garlic, ginkgo biloba and echinacea) under the Schiff brand to mass volume retailers and health food stores. Through its phytocharged supplement line distributed primarily through health food stores, Schiff is a leader in the development and introduction of phytonutrients, which are naturally-occurring compounds in plants that are believed to promote health and prevent disease. These phytonutrients include lycopene (the beta carotene relative that has been recently linked in the popular media to lowering prostate cancer risk) and beta glucan (an extract from oats that is the soluble fiber believed to be responsible for lowering blood cholesterol levels).

      The Company markets certain joint products including Pain Free and certain chondroitin sulfate and/or glucosamine compounds under several brands, including Schiff, Great American Nutrition and MetaForm.

      The Company markets certain of its vitamins, minerals and herbal supplements as energy enhancers under the Excel brand. Excel's energy products include Ultra High Performance and High Performance with Ginseng. All Excel products were originally formulated with Ma Huang, an herb that naturally contains the stimulant ephedrine. In fiscal 1997, the Company discontinued the manufacturing and marketing of products containing ephedrine in capsule and tablet form to further evaluate the potential for misuse. In fiscal 1998, the Company launched several new capsule and tablet products containing reduced levels of ephedrine. While Excel targets health food stores for herbal energy products, Great American Nutrition distributes such products through mass volume retailers.

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

MAJOR BRANDS                                    REPRESENTATIVE PRODUCTS

Great American Nutrition..............    PhenCal capsules and tablets, Fat
                                          Burner drinks and supplements
Schiff................................    Ultra Lean capsules and tablets
American Body Building................    Ripped Force and Cutting Force
                                          energy beverages
Science Foods.........................    Razor Ripped and Cut-Up energy
                                          beverages
Joe Weider Signature..................    Fat Burner supplements
Metaform..............................    Metaform Heat powdered drink mixes
Excel.................................    Super Diet and Fat Burner capsules
                                          and tablets

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

      HEALTHY SNACKS. The Company's healthy snacks category includes its Fi-Bar and Tiger's Milk product lines. The Fi-Bar product line is comprised of Fat Free Granola bars and fruit and nut bars coated with yogurt, chocolate or carob made without hydrogenated fats. The Tiger's Milk product line, which has been marketed for over 30 years, includes several nutrition bars that supply significant amounts of protein, vitamins and other essential nutrients with less fat than a traditional candy bar. The following table summarizes the major brands and representative products of the Company's healthy snacks category:

MAJOR BRANDS                                    REPRESENTATIVE PRODUCTS

Tiger's Milk..........................    Tiger's Milk nutrition bars
Fi-Bar................................    Fat Free Fi-Bar nutrition bars

      The Tiger's Milk and Fi-Bar brands, which are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars, are primarily distributed through mass volume retailers and health food stores.

      PRIVATE LABEL. The Company manufactures capsules, tablets, beverages, nutrition bars and powdered drink mixes for more than 20 other marketers of nutritional supplements and certain retail customers. These independent marketers, or private label customers, market the Company's products under their own brand name. The Company believes private label manufacturing provides opportunities to enhance profitable growth through increased efficiencies from greater use of operating capacities. In addition, the Company believes private label manufacturing allows it to participate, indirectly, in the growth of direct marketing.

      INTERNATIONAL MARKETS. The Company believes significant opportunities exist for nutritional supplement products in international markets. The Company has positioned itself to take advantage of such opportunities through acquisitions (in fiscal years 1996 and 1997) of businesses in Western Europe and Canada. These acquisitions provide the Company with the rights to manufacture and market, under the "Weider" name, nutritional supplements worldwide, excluding Australia, New Zealand, Japan and South Africa. In addition, the acquisition of Haleko, effective July, 1998, provides the Company with the capability to manufacture nutritional supplements in Germany, Spain and the United Kingdom and market nutritional supplements throughout Europe. The Company believes that the acquisition of Haleko, with its manufacturing capabilities, will complement the Company's existing resources in Spain and the United Kingdom. The Company also markets nutritional supplements to South America, Russia and the Pacific Rim through distributors.

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

MARKETING AND CUSTOMER SALES SUPPORT

      The Company believes its promotional and advertising programs, in combination with its sales force and customer service standards, have been integral to the Company's growth. A key part of the Company's strategy is to help educate consumers about innovative, safe and beneficial nutritional supplement products. The Company's marketing and advertising expenditures were approximately $15.6 million in fiscal 1998, $12.5 million in fiscal 1997, and $11.3 million in fiscal 1996.

      During fiscal 1998 the Company realigned its sales and marketing departments to pursue a vertical marketing strategy. The vertical marketing strategy targets three market categories, as follows:

      o Mass market: Including mass volume retailers, chain drug stores, convenience stores, and supermarkets. Current customers in this division include, among others, Wal-Mart, Kmart, Target, Walgreens and Costco.
      o Specialty markets: Including health food stores, health clubs and gyms, and private label products. Current customers in specialty markets include, among others, GNC, Nutra Source, Tree of Life, Nature's Best, Sovex, Gold's Gym and World Gym.
      o International: Including targeted markets in Europe, South and Central America, Canada and the Pacific Rim. Current international customers include, among others, Boots, Holland & Barrett, Corta Ingles and Decathalon. This division also includes several international manufacturing facilities.

      Management believes that the vertical marketing strategy and organizational realignment will assist the Company in maximizing its multi-brand, multi-channel strategy by providing greater focus within the three categories. Each category is led by a General Manager, who is directly supported by senior sales personnel, brand managers and a direct sales force. The realignment should increase the Company's ability to quickly service the requirements of its customers in all distribution channels.

      The Company has promoted its products in more than 37 consumer magazines, such as NEWSWEEK, PEOPLE, COSMOPOLITAN, SELF, PARADE, MARTHA STEWART LIVING, WOMAN'S DAY, FAMILY CIRCLE and MADEMOISELLE and trade magazines, such as WHOLE FOODS, VITAMIN RETAILER, MASS MARKET RETAILER AND CHAIN DRUG REVIEW. In addition to these publications, the Company advertises in several magazines published by Weider Publications Inc. ("Weider Publications"), an affiliate of the Company, including: MUSCLE AND FITNESS, FLEX, SHAPE, MEN'S FITNESS, and SENIOR GOLFER. The Company also maintains several Internet sites.

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

      In order to support its commitment to research and development, the Company hires requisite technical personnel and invests in formulation, testing and other research and development related capital additions. The Company's product research and development expenditures were $4.0 million in fiscal 1998, $2.3 million in fiscal 1997, and $1.5 million in fiscal 1996.

MANUFACTURING AND PRODUCT QUALITY

      The Company has invested in manufacturing to meet the growing demand for nutritional supplement products, to ensure continued operating efficiencies and to maintain high product quality standards. The Company manufactures approximately 90% of its branded products. Consistent with its commitment to capturing an increasing share of the growing nutritional supplement market, the Company, in June 1997, completed construction of a state-of-the-art facility that more than triples previous capacity. The new facility, located in Salt Lake City, Utah, includes the Company's main distribution center and primary administrative offices. The Company also currently manufactures its products in four other U.S. facilities in Salt Lake City, Utah; Irwindale, California; Walterboro, South Carolina; and Las Vegas, Nevada.

      QUALITY STANDARDS. The Company's manufacturing facilities are in the initial evaluation and implementation phases of ISO 9000 certification. As part of this process, all testing and inspection procedures performed by more than 35 quality control professionals are standardized and periodically evaluated for compliance. Each of the Company's manufacturing sites is equipped with microbiology and quality control laboratories. Samples are evaluated using visual and flavor profiles as well as analytical testing using high pressure liquid chromatography, atomic absorption, a UV fluorometer, thin layer chromatography and infrared spectrophotometric equipment. The Company's products are also subject to extensive shelf life stability testing through which the Company determines the effects of aging on its products. The Company's product retention program allows the Company the ability to maintain samples from each product batch shipped and, when appropriate, to analyze such samples to insure product quality. Certified outside laboratories are used routinely to evaluate the Company's laboratory performance and to supplement its testing capabilities. In addition, certain vendors certify raw materials quality, and certain vendors certify that the raw materials quality has been confirmed by an outside, third-party laboratory.

      PURCHASING. The Company focuses on the acquisition of raw materials and packaging through a two-tiered approach. Initial material sourcing and negotiation of terms are administered on a corporate wide basis, assuring the Company of reliable and consistent supply while allowing the Company to benefit from volume purchasing discounts. The Company's respective manufacturing facilities then directly procure the necessary raw materials and packaging in accordance with previously negotiated terms and conditions. The Company has more than 300 qualified suppliers.

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

GOVERNMENT REGULATION

      The manufacturing, packaging, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agencies, the most active of which is the Food and Drug Administration ("FDA"), which regulates the Company's products under the Federal Food, Drug, and Cosmetic Act ("FDCA") and regulations promulgated thereunder. The Company's products are also subject to regulation by the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). The Company's activities are also regulated by various agencies of the states, localities and foreign countries to which the Company distributes its products and in which the Company's products are sold. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 ("NLEA") and DSHEA.

      The FTC, which exercises jurisdiction over the advertising of nutritional and dietary supplements under the Federal Trade Commission Act, has in the past several years instituted enforcement actions against several nutritional supplement companies alleging false and misleading advertising of certain products. These enforcement actions have resulted in the payment of fines and/or consent decrees by certain of the companies involved.

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

      The FTC continues to monitor the advertising with respect to nutritional and dietary supplements and, accordingly, the Company from time to time receives inquiries from the FTC with respect to the Company's advertising. In September 1997, the Company received an access letter from the FTC regarding the Company's advertising with respect to the Company's PhenCal products. The Company disputes the FTC's contentions and is engaged in on-going discussions with the FTC. In similar matters with the FTC, the FTC routinely pursues the imposition of consent orders and/or penalties and fines. The Company's management believes that the outcome of this matter will not have a material adverse effect on the Company.

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

      The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such customers are subject to governmental regulations in connection with their purchase, marketing, distribution and sale of such products, and the Company is subject to such regulations in connection with the manufacture of such products and its delivery of services to such customers. However, the Company's contract manufacturing customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company's control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company.

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

      The Company has a number of individuals dedicated to regulatory compliance, including a Vice President of Quality Control, a Director of Regulatory Affairs and a Vice President of Research, in addition to a number of outside legal consultants. The Vice President of Quality Control is responsible for monitoring the Company's manufacturing facilities to conform with applicable GMPs and federal and state regulations. The Director of Regulatory Affairs' responsibilities include monitoring product packaging and advertising compliance and serving as the primary liaison between the Company and the Company's outside patent consultants. The Vice President of Research is responsible for submitting structure/function claims to the FDA and validating technical claims made in the Company's advertising or packaging.

      The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

PRODUCT LIABILITY INSURANCE

      Because the Company manufactures products designed to be ingested, it faces the risk that materials used for the final products may be contaminated with substances that may cause sickness or other injury to persons who have used the products. Although the Company maintains production and operating standards designed to prevent such events, certain portions of the process of product development, including the production, harvesting, storage and transportation of raw materials, along with the handling, transportation and storage of finished products delivered to consumers, are not within the control of the Company. Furthermore, sickness or injury to persons may occur if products manufactured by the Company are ingested in dosages which exceed the dosage recommended on the product label. The Company cannot control misuse of its products by consumers or the marketing, distribution and resale of its products by its customers. With respect to product liability claims in the United States, the Company has $1.0 million per occurrence and $1.0 million in aggregate liability insurance subject to self-insurance retention of $25,000. In addition, if claims should exceed $1.0 million, the Company has excess umbrella liability insurance of up to $90.0 million. However, there can be no assurance that such insurance will continue to be available, or if available, will be adequate to cover potential liabilities. The Company generally does not obtain contractual indemnification from parties supplying raw materials or marketing its products and, in any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the indemnification party. In addition, the Company's product liability insurance does not cover non-safety claims relating to the Company's products, such as noncompliance with label claims or similar matters.

TRADEMARKS AND PATENTS

      At August 1, 1998 the Company had approximately 200 trademarks registered and/or applications pending with the United States Patent and Trademark Office. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company protects its legal rights concerning its trademarks and is currently enforcing several trademarks against infringement by litigation, both in the United States and in foreign countries.

      The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States even if the registrants never used the trademark in the geographic area wherein the unauthorized use is being made (provided however, that an unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographical area). The Company intends to register its trademarks in certain foreign jurisdictions where the Company's products are sold. However, the protection available in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

EMPLOYEES

      At August 1, 1998, the Company employed approximately 625 persons, of whom approximately 340 were in management, sales, purchasing, logistics and administration and approximately 285 were in manufacturing. Additionally, the Company utilizes temporary employees in some of its manufacturing processes. The Company is not party to any collective bargaining arrangements. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

      At May 31, 1998, the Company owned or leased the following facilities:

                                             APPROXIMATE              EXPIRATION
LOCATION                   FUNCTION          SQUARE FEET  LEASE/OWN   DATE OF LEASE
Salt Lake City, UT    Company Headquarters,
                      Manufacturing & Pro-
                      duction, Warehouse &
                      Distribution            418,000     Lease       March 2013
Salt Lake City, UT    Manufacturing & Pro-
                      duction, Warehouse      152,000     Own         N/A
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

ITEM 3.  LEGAL PROCEEDINGS

      The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to the Company's legal proceedings described below. The Company is involved in various legal proceedings which arise in the ordinary course of its business. Litigation is inherently uncertain and may result in adverse rulings or decisions and the Company is unable to predict the outcome of these proceedings. Additionally, the Company may enter into settlements or be subject to judgments which may, individually or in the aggregate, have a material adverse effect on the Company's results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

      The Company and its subsidiary, Schiff Products, Inc. ("Schiff Products"), together with other distributors, manufacturers and retailers of

L-Tryptophan, are defendants in actions in federal and state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of products containing allegedly contaminated L-Tryptophan. The Company acquired Schiff Products pursuant to an asset acquisition transaction in 1989. Schiff Products was a distributor of L-Tryptophan, but neither the Company nor Schiff Products ever distributed products that are the subject of the lawsuits. In each lawsuit, the L-Tryptophan products were shipped by the entity from whom the Company purchased the trademark Schiff and other assets in 1989. The Company and Schiff Products have entered into an indemnification agreement (the "Indemnification Agreement") with Showa Denko America ("SDA"), a U.S. subsidiary of a Japanese Corporation, Showa Denko, K.K. ("SDK"). Under the Indemnification Agreement, SDA agreed to assume the defense of all claims arising out of the ingestion of L-Tryptophan products, pay all legal fees and indemnify the Company and its affiliates against liability in any action if it is determined that a proximate cause of the injury sustained by the plaintiff in the action was a constituent of the raw material sold by SDA to Schiff Products, or was a factor for which SDA or any of its affiliates was responsible, except to the extent that action by the Company or Schiff Products proximately contributed to the injury, and except for certain claims relating to punitive damages. SDK has posted a revolving irrevocable letter of credit for the benefit of the indemnified group if SDA is unable or unwilling to satisfy any claims or judgments. SDK has unconditionally guaranteed the payment obligations of SDA under the Indemnification Agreement. In management's judgment, the outcome of this matter will not have a material adverse effect on the Company's financial position or results of operation.

      The Company was named as one of several defendants in a suit filed in December 1996 alleging unfair competition and false advertising under California law. The plaintiff alleged that the defendants promoted and sold a certain product, the label and advertising materials for which contained incorrect information concerning the product's nutritional content. The Company is in the process of implementing the terms of a settlement that was agreed to in July 1998. On August 27, 1998, the plaintiff filed an application pursuant to the court order established by the settlement contending that the product was not manufactured and labeled in compliance with applicable law by virtue of the alleged inclusion of a minimal amount of cholesterol. The Company intends to address the application in due course.

      On April 24, 1997, the Company filed a lawsuit in the United States District Court for the District of Utah (Central Division) for a declaratory judgment that Pain Free(TM), a joint care product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. On June 30, 1997, Nutramax filed a counterclaim against the Company alleging that, through the manufacture and sale of a Company product, the Company was willfully infringing on one or more U.S. patents of Nutramax and also had contributorily and actively induced infringement on such patents. The counterclaim seeks treble damages as a result of the claimed willful and intentional nature of the alleged infringement. The litigation has been transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that twenty-two other entities had also infringed those patents, and is in discovery. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future manufacture and marketing of Pain Free(TM), which has recently become one of its best selling products, and could be required by the court to pay damages to Nutramax, which under certain circumstances could be trebled. Although the Company intends to vigorously oppose the counterclaim and believes that there will be no material liability, the imposition by the court of any of the foregoing could have a material adverse effect on the Company.

      Nutramax has also informed representatives of the Company that it intends to file a lawsuit in Maryland State Court against the Company alleging breaches by a Company employee of claimed confidentiality obligations he supposedly owed to Nutramax because, Nutramax claims, he was a consultant to it before he was employed by the Company. The Nutramax complaint will purportedly allege that the Company was a participant.

      In addition, the Company is involved in other claims, potential unasserted claims and legal and administrative actions arising in the ordinary course of business. In management's judgment, the outcome of these other matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to the vote of security holders during the fourth quarter of fiscal 1998.

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

      The high and low closing prices of the Company's common stock subsequent to the IPO through May 31, 1997, were $12.75 and $11.13, respectively. The high and low closing prices of the Company's common stock for each quarter of fiscal 1998 are set forth below:

      FISCAL YEAR ENDED MAY 31, 1998:            HIGH        LOW
                                                 ----        ---
      First Quarter............................ $19.75      $12.25
      Second Quarter...........................  15.25       10.38
      Third Quarter............................  15.13       10.75
      Fourth Quarter...........................  16.13       11.00

      The Company paid a quarterly dividend of $0.0375 per share (annual dividend of $0.15 per share) for fiscal 1998. In addition, the Company paid a quarterly dividend of $0.0375 per share subsequent to year end. The dividend was declared to be payable on June 15, 1998 to holders of all classes of common stock of record at the close of business on June 1, 1998. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company entered into an amended credit agreement with General Electric Capital Corporation which contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock (See Note 5 to the Consolidated Financial Statements). Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

      The closing price of the Company's Class A common stock on August 3, 1998 was $13.44. The approximate number of stockholders of record on August 3, 1998 was 350.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The following selected consolidated financial data as of, and for the fiscal years ended May 31, 1994 through May 31, 1998 have been derived from the Company's consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(Dollars in thousands)                                  FISCAL YEAR ENDED MAY 31,
                                     -----------------------------------------------------------
                                       1994        1995         1996         1997        1998
                                     --------    --------    ---------    ---------    ---------
INCOME STATEMENT DATA:
 Net Sales .......................   $ 67,870    $ 90,927    $ 186,405    $ 218,566    $ 250,542
 Cost of goods sold ..............     39,287      55,411      116,177      136,875      161,334
                                     --------    --------    ---------    ---------    ---------
 Gross profit ....................     28,583      35,516       70,228       81,691       89,208
 Operating expenses ..............     20,344      24,226       41,068       51,745       60,903
 Impairment of intangible assets .       --          --           --          2,095         --
 Management and employee compensa-
  tion charge ....................       --          --           --         14,495          401
                                     --------    --------    ---------    ---------    ---------
 Total operating expenses ........     20,344      24,226       41,068       68,335       61,304
 Income from operations ..........      8,239      11,290       29,160       13,356       27,904
 Other income (expense):
  Interest, net ..................       (245)     (1,079)      (3,736)      (5,791)      (4,219)
  Other ..........................     (1,015)        147         (253)        (557)        (671)
                                     --------    --------    ---------    ---------    ---------
    Total ........................     (1,260)       (932)      (3,989)      (6,348)      (4,890)
                                     --------    --------    ---------    ---------    ---------
 Income before income taxes ......      6,979      10,358       25,171        7,008       23,014
 Provision for income taxes ......      2,845       4,266       10,207        2,708        9,010
                                     --------    --------    ---------    ---------    ---------
 Net income ......................   $  4,134    $  6,092    $  14,964    $   4,300    $  14,004
                                     ========    ========    =========    =========    =========

Weighted average shares outstanding, in thousands (1):
 Basic...............................                           17,245       17,866       24,702
                                                             =========    =========    =========
 Diluted.............................                           17,245       17,866       25,001
                                                             =========    =========    =========
Net income per share (1):
 Basic...............................                        $    0.87    $    0.24    $    0.57
                                                             =========    =========    =========
 Diluted.............................                        $    0.87    $    0.24    $    0.56
                                                             =========    =========    =========

                                                   MAY 31,
                             --------------------------------------------------
                               1994      1995      1996       1997       1998
                             -------   -------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents    $     2   $ 2,272   $  1,592   $  1,259   $    684
Working capital ..........    14,082    25,044     42,605     62,016     85,688
Total assets .............    39,548    70,048    133,147    168,756    209,740
Total debt ...............     7,410    28,616     68,054     45,094     70,346
Total stockholders' equity    22,946    28,100     39,332     92,424    103,136

(1) During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary and fully diluted EPS and requires a dual presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options and performance units (See Note 7 to Consolidated Financial Statements). Earnings per share amounts for fiscal 1996 and 1997 have been restated to conform to the requirements of SFAS No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS. STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION STATEMENTS WHICH ARE PRECEDED BY, FOLLOWED BY OR INCLUDE THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "MAY," "SHOULD" OR SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS. MANY OF THE FACTORS THAT WILL DETERMINE THE COMPANY'S FUTURE RESULTS ARE BEYOND THE ABILITY OF THE COMPANY TO CONTROL OR PREDICT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

      IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, PRODUCT DEVELOPMENT, CHANGES IN LAW AND REGULATIONS, CUSTOMER DEMAND, LITIGATION, AVAILABILITY OF FUTURE FINANCING, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT.

OVERVIEW

      Net income for the years ended May 31, 1996, 1997 and 1998 amounted to $15.0 million, $4.3 million and $14.0 million, respectively. On a pro forma basis, net income for 1997 amounted to $16.7 million. Pro forma earnings for 1997 exclude a charge of $2.1 million ($1.3 million after tax) resulting from the June 1996 adoption by the Company of Statement of Financial Accounting Standards ("SFAS") No. 121 and a one-time charge of $14.5 million ($8.9 million after tax) attributable to compensation expense recognized in connection with the IPO. Pro forma interest expense is adjusted downward to $2.1 million ($5.8 million as reported) as if $45.6 million of the net proceeds from the IPO were applied against outstanding debt as of the beginning of the year.

      The Company experienced growth in sales over the past three fiscal years. Net sales were $186.4 million, $218.6 million and $250.5 million for fiscal 1996, 1997 and 1998, respectively. The Company's growth has been a result of increased demand for the Company's products, including the introduction of new products, the Company's increased penetration of the growing mass volume retail distribution channel and the Company's acquisition strategy. The Company acquired several businesses in the three-year period ending May 31, 1998 which contributed to the Company's growth. Excluding acquisitions, the Company's internal net sales grew at a compound annual growth rate of 30.0% for the three-year period ended May 31, 1998.

      Net sales increased 14.6% in fiscal 1998 compared to an increase of 17.3% in fiscal 1997. The Company's higher growth rate in fiscal 1997, in comparison to fiscal 1998, resulted primarily from the incrementally greater impact of acquisitions. The Company consummated two international acquisitions in September 1996 and acquired Science Foods effective January 1, 1997. Net sales for fiscal 1998 were also impacted by manufacturing capacity constraints. Sales volume increased in mass market (31.3%), health food markets (4.4%), private label (9.8%), and beverage distribution (sports drinks) (12.4%) in 1998 compared to 1997. Sales volume in international markets decreased by approximately 3.6% in 1998 compared to 1997 primarily due to lower sales volume in Canada and the United Kingdom.

      The following table shows selected items expressed on an actual basis and as a percentage of net sales for the years indicated:

                             1996               1997                 1998
                       ----------------    ----------------    ----------------
                                    (dollars in thousands)

Net sales ..........   $186,405   100.0%   $218,566   100.0%   $250,542   100.0%
Cost of goods
  sold .............    116,177    62.3     136,875    62.6     161,334    64.4
                       --------   -----    --------   -----    --------   -----
Gross profit .......     70,228    37.7      81,691    37.4      89,208    35.6
                       --------   -----    --------   -----    --------   -----
Operating
  expenses .........     41,068    22.0      51,745    23.7      60,903    24.3
Management
  compensation
  program ..........       --      --        14,495     6.6         401      .2
Impairment of
  intangible
  assets ...........       --      --         2,095     1.0        --      --
                       --------   -----    --------   -----    --------   -----
Total operating
  expenses .........     41,068    22.0      68,335    31.3      61,304    24.5
                       --------   -----    --------   -----    --------   -----
Income from
  operations .......     29,160    15.6      13,356     6.1      27,904    11.1
Other expense, net .      3,989     2.1       6,348     2.9       4,890     2.0
Provision for
  income taxes .....     10,207     5.5       2,708     1.2       9,010     3.5
                       --------   -----    --------   -----    --------   -----
Net income .........   $ 14,964     8.0%   $  4,300     2.0%   $ 14,004     5.6%
                       ========   =====    ========   =====    ========   =====


RESULTS OF OPERATIONS
(FISCAL 1998 COMPARED TO FISCAL 1997)

      NET SALES. Net sales increased approximately 14.6% to $250.5 million in fiscal 1998 from $218.6 million in fiscal 1997. The increase in net sales in fiscal 1998 resulted primarily from increased sales to mass volume retailers resulting from introduction of new products, together with smaller sales volume increases in other distribution channels.

      The following table shows comparative net sales results categorized by distribution channel on an actual basis and as a percentage of net sales for the fiscal years indicated:

                                            1997                     1998
                                     ------------------      ------------------
                                               (dollars in thousands)

Mass volume retailers ..........     $ 77,993      35.6%     $102,375      40.9%
Health food ....................       45,484      20.8        47,468      18.9
Private label ..................       48,009      22.0        52,728      21.0
Beverage distributors ..........       23,108      10.6        25,970      10.4
International markets ..........       17,630       8.1        16,991       6.8
Other ..........................        6,342       2.9         5,010       2.0
                                     --------     -----      --------     -----
      Total ....................     $218,566     100.0%     $250,542     100.0%
                                     ========     =====      ========     =====

      Sales to mass volume retailers increased approximately 31.3% to $102.4 million in fiscal 1998 from $78.0 million in fiscal 1997. The increase in sales to mass volume retailers in fiscal 1998 resulted primarily from expanding distribution to existing accounts through the introduction of new branded products such as Pain Free(TM) and PhenCal(TM). Sales to health food stores increased approximately 4.4% to $47.5 million in fiscal 1998 from $45.5 million in fiscal 1997. The increase in sales to health food stores was primarily the result of the introduction of new products under the MetaForm line. Sales to private label customers increased approximately 9.8% to $52.7 million in fiscal 1998 from $48.0 million in fiscal 1997. The increase in sales to private label customers was primarily due to increased volumes with General Nutrition Center ("GNC"). Sales to international markets decreased approximately 3.6% to $17.0 million in fiscal 1998 from $17.6 million in fiscal 1997. The decrease in sales to international markets resulted primarily from lower sales volume in Canada and the United Kingdom. Sales to other customers decreased approximately 21.0% to $5.0 million in fiscal 1998 from $6.3 million in fiscal 1997. The decrease in sales to other customers was primarily attributable to reduced volume with the military.

      The Company's largest customers, General Nutrition Center ("GNC"), Wal-Mart, and Costco accounted for approximately 16%, 13%, and 12%, respectively, of net sales for the year ended May 31, 1998 and 10%, 11%, and 7%, respectively, for the year ended May 31, 1997.

      GROSS PROFIT. Gross profit increased approximately 9.2% to $89.2 million in fiscal 1998 from $81.7 million in fiscal 1997. The increase in gross profit in fiscal 1998 resulted primarily from the increase in sales in fiscal 1998 from fiscal 1997. Gross margin decreased to 35.6% for fiscal 1998 from 37.4% for fiscal 1997, primarily as a result of changes in the sales mix and unexpected delays and start-up costs associated with the opening of the Company's new manufacturing and distribution facility, which also resulted in higher than expected levels of outsourced manufacturing.

      OPERATING EXPENSES. Operating expenses, including selling and marketing, general and administrative and amortization expenses, increased approximately 17.7% to $60.9 million in the year ended May 31, 1998 from $51.7 million in the year ended May 31, 1997, excluding certain unusual charges in fiscal 1997. In connection with the Company's initial public offering in May 1997, the Company recognized a compensation charge totaling approximately $14.5 million ($.4 million in 1998). In addition, the Company recognized an asset impairment charge of $2.1 million in fiscal 1997 in connection with the adoption of SFAS No. 121. Including these charges, operating expenses amounted to $68.3 million in fiscal 1997.

      Selling and marketing expenses, including sales, marketing, advertising and freight costs, increased approximately 19.7% to $39.2 million in fiscal 1998 from $32.8 million in fiscal 1997. The increase in selling and marketing expenses in fiscal 1998 resulted primarily from increased advertising costs and personnel required to handle higher volumes of products associated with increased sales. Selling and marketing expenses as a percentage of net sales were 15.7% in fiscal 1998 compared to 15.0% in fiscal 1997.

      General and administrative expenses increased approximately 6.3% to $15.5 million in fiscal 1998 from $14.6 million in fiscal 1997. The increase in general and administrative expenses in fiscal 1998 resulted primarily from additional personnel and overhead costs associated with increased sales volume, and increased legal costs, offset in part by reduced provisions for employee bonuses. General and administrative expenses as a percentage of net sales were 6.2% in fiscal 1998 compared to 6.7% in fiscal 1997.

      The expense for amortization of intangible assets increased approximately 4.4% to $2.2 million for fiscal 1998 from $2.1 million for fiscal 1997. The increase in amortization of intangible assets resulted primarily from the acquisition of Science Foods during fiscal 1997. Amortization of intangible assets expense as a percentage of net sales remained relatively constant.

      OTHER EXPENSE. Other expense decreased approximately 23.0% to $4.9 million in fiscal 1998 from $6.3 million in fiscal 1997. The decrease in other expense resulted primarily from a decrease in interest expense of 19.4% to $4.8 million in fiscal 1998 from $6.0 million in fiscal 1997. Interest expense decreased in fiscal 1998 primarily as a result of a reduction in the Company's overall effective interest rate. In addition, other expense, net, decreased as a result of an increase in interest income in fiscal 1998 resulting from the increase in interest bearing notes due from officers.

      PROVISION FOR INCOME TAXES. Provision for income taxes increased approximately 232.7% to $9.0 million in fiscal 1998 from $2.7 million in fiscal 1997. The dollar increase in provision for income taxes resulted primarily from increased taxable income in fiscal 1998 compared to fiscal 1997. As noted above, pre-tax earnings in fiscal 1997 were impacted by the one-time compensation charge of $14.5 million and the adoption of SFAS No. 121 ($2.1 million). Provision for income taxes as a percentage of pre-tax earnings was 39.2% in fiscal 1998 compared to 38.6% in fiscal 1997.

      SUBSEQUENT EVENT. On July 24, 1998, the Company acquired 100% of the outstanding shares of Haleko Hanseatisches Lebensmittel Kontor GmbH, a corporation organized under the laws of Germany ("Haleko"). Haleko, the largest sports nutrition company in Europe, had sales of approximately $65 million for the twelve months ending May 31, 1998. The purchase price is comprised of $25.2 million in cash, 200,000 shares of Class A common stock, and an $8 million contingent earnout agreement tied to future financial performance. In addition, the Company assumed $16 million in long-term debt and expects to incur $5 million in acquisition-related capital costs. The cash portion of the purchase price was initially financed with funds available under the Company's credit facility with GECC.

      The acquisition will be accounted for as a purchase. As such, the excess of the purchase price over the estimated fair value of the acquired net assets will be recorded as goodwill.

RESULTS OF OPERATIONS
(FISCAL 1997 COMPARED TO FISCAL 1996)

      NET SALES. Net sales for the year ended May 31, 1997 increased $32.2 million, or 17.3%, to $218.6 million from $186.4 million for the year ended May 31, 1996. Sales to mass volume retailers, beverage distributors and international markets together with private label sales volume increased during 1997 compared to 1996. Sales to mass volume retailers increased approximately 22.7% to $78.0 million in 1997 from $63.6 million in 1996. The increase in sales to mass volume retailers resulted primarily from increased penetration of the market and the introduction of new products. Sales to beverage distributors increased approximately 26.9% to $23.1 million in 1997 from $18.2 million in 1996. The increase in sales to beverage distributors was primarily a result of additional sports drink sales to health clubs and gyms enhanced in part by the acquisition of Science Foods, Inc., effective January 1, 1997. Sales to private label customers increased approximately 13.5% to $48.0 million in 1997 from $42.3 million in 1996 primarily as a result of increased volumes with existing customers. Sales to health food distributors and retailers decreased approximately 10.2% to $45.5 million in 1997 from $50.7 million in 1996. The decrease in sales to health food distributors and retailers resulted primarily from limitations on the Company's capsule and tablet manufacturing capacity.

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

      The following table shows comparative net sales results categorized by distribution channel on an actual basis and as a percentage of net sales for the years indicated (dollars in thousands):

                                          1996                    1997
                                    ----------------        ----------------
      Mass volume retailers........ $ 63,561    34.1%       $ 77,993    35.6%
      Health food..................   50,656    27.2          45,484    20.8
      Private label................   42,302    22.7          48,009    22.0
      Beverage distributors........   18,209     9.8          23,108    10.6
      International markets........    5,407     2.8          17,630     8.1
      Other........................    6,270     3.4           6,342     2.9
                                    --------   -----        --------   -----
            Total.................. $186,405   100.0%       $218,566   100.0%
                                    ========   =====        ========   =====

      GROSS PROFIT. Gross profit increased approximately 16.3% to $81.7 million in the year ended May 31, 1997 from $70.2 million in the year ended May 31, 1996. Gross profit as a percentage of net sales was 37.4% for the year ended May 31, 1997 compared to 37.7% for the year ended May 31, 1996. The slight decrease in the gross profit percent resulted primarily from the Company's decision, implemented in 1997, to invest in manufacturing and distribution infrastructure to support future growth.

      OPERATING EXPENSES. Operating expenses increased approximately 66.4% to $68.3 million in the year ended May 31, 1997 from $41.1 million in the year ended May 31, 1996. In connection with the Company's initial public offering, the Company recognized a one-time compensation charge relating to the vested portion of certain management incentive agreements and certain other charges as a result of issuing stock to other employees based on years of service totaling approximately $14.5 million ($8.9 million after tax). In addition, the Company adopted SFAS No. 121 effective June 1, 1996 and recognized an asset impairment loss of approximately $2.1 million ($1.3 million after tax). Excluding these charges, operating expenses increased approximately $10.7 million, or 26.0%, to $51.7 million in 1997 compared to $41.1 million in 1996. As a percentage of net sales, operating expenses (excluding the aforementioned charges) were 23.7% for 1997 compared to 22.0% for 1996. Operating expenses increased primarily as a result of additional personnel, new information systems and increased legal costs.

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

      Excluding the effects of adopting SFAS No. 121, amortization of intangible assets expense remained relatively constant for the years ended May 31, 1997 and 1996, respectively, at approximately 1.0% and 1.1% of net sales. The Company adopted SFAS No. 121 effective June 1, 1996 and, primarily as a result of the Company's decision to suspend manufacturing and marketing products containing ephedrine (Ma Huang) in capsule and tablet form, recognized an impairment of intangible assets loss of approximately $2.1 million ($1.3 million after tax).

      OTHER EXPENSE. Other expense amounted to $6.3 million for the year ended May 31, 1997 compared to $4.0 million for the year ended May 31, 1996. The net increase of approximately $2.4 million consists primarily of increased interest costs associated with additional indebtedness incurred in connection with certain acquisitions, increased working capital requirements and additions to property and equipment.

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

      ACQUISITIONS. In September 1996, the Company acquired certain assets and international distribution rights from a related party in Canada for $4.0 million. The purchase of these assets was accounted for at historical cost ($25,000) and the results of operations have been included since September 1, 1996. Included in distributions to WHF is an amount of $3,975,000 representing the difference between the purchase price and historical cost.

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

      Concurrent with the Company's IPO, effective May 1, 1997, the Company entered into an amended credit agreement (the "Credit Agreement") with GECC. The Credit Agreement is a $130.0 million senior secured, long-term credit facility that contains standard terms and conditions, including subject to permitted amounts, a limitation on the ability of the Company to pay dividends on its common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company (including the subsidiary that owns the Company's foreign subsidiaries). Borrowings available under the Credit Agreement are used for general working capital, to support capital expenditures and, if necessary, to effect acquisitions. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000. At May 31, 1998, the Company had $64.8 million of available credit under the Credit Agreement.

      The Company had working capital of approximately $86.0 million at May 31, 1998 compared to $62.0 million at May 31, 1997. This increase resulted primarily from increased inventories financed by borrowings, classified as long-term, under the Company's Credit Agreement. Current inventories increased $19.7 million to $60.5 million as of May 31, 1998. All categories of inventory increased, primarily as a result of the proportionately higher percentage of products manufactured "in-house," the net sales growth, the recent and/or planned introduction of new products and the advanced purchases of a certain raw material based on sales forecasts that have not been realized at the forecasted rate. The Company believes that such raw material will be utilized in the ordinary course of business. Net long-term borrowings increased approximately $25.9 million to $68.8 million at May 31, 1998 primarily as a result of the growth in inventories together with capital expenditures of approximately $12.0 million in fiscal 1998.

      During the fourth quarter of fiscal 1998, the Company entered into a barter transaction whereby inventories in the amount of $4.5 million, at cost, were exchanged for cash and advertising credits. The Company expects to utilize the capitalized credits ($4.1 million, of which $2.7 million are included in other assets) over a three-year period.

      The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under the Credit Agreement and, if necessary, through debt financing or the issuance of additional equity. The Company may also make strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions may also require borrowings under the Credit Agreement and/or other debt financing or the issuance of additional equity.

      The Company paid a quarterly dividend of $0.0375 per share (annual dividend of $0.15 per share) for fiscal 1998. In addition, the Company paid a quarterly dividend of $0.0375 per share subsequent to year end. The dividend was declared to be payable on June 15, 1998 to holders of all classes of common stock of record at the close of business on June 1, 1998. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company entered into the Credit Agreement which contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for the Company's financial statements for the year ending May 31, 1999. The Company does not expect the impact of SFAS No. 130 to be material in relation to its financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for the Company's financial statements for the year ending May 31, 1999. The Company does not expect the impact of SFAS No. 131 to be material in relation to its financial statements.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for the Company's financial statements for the year ending May 31, 2000. The Company does not expect the impact of SFAS No. 133 to be material in relation to its financial statements.

YEAR 2000

      In 1998 the Company initiated a year 2000 date compliance project (the "Year 2000 Project"). The Company has identified the Year 2000 Project as a priority and has allocated resources to it in an effort to minimize the impact of year 2000 date-related problems. Although the Company's assessment of its Year 2000 issues is not complete, the Company has assigned a senior-level manager to oversee the Year 2000 Project and has retained the services of an outside year 2000 consulting firm. The scope of the Year 2000 Project encompasses the Company's traditional mainframe-based application software, its mid-range and personal computing platforms, and its embedded microprocessor systems.

      Approximately $100,000 has been spent on the Year 2000 Project as of May 31, 1998. Additional expenditures of approximately $400,000 are estimated to complete the Year 2000 Project, although no assurance can be given that additional expenditures will not exceed such amounts. The Company is also in the process of evaluating the year 2000 compliance by its major suppliers and, in the process of formulating its contingency plans. Although the Company is undertaking the Year 2000 Project, no assurance can be given that such a program will be able to solve the year 2000 issues applicable to the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                     WEIDER NUTRITION INTERNATIONAL, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report...................................         F-2

Consolidated Balance Sheets at May 31, 1997 and 1998...........         F-3

Consolidated Statements of Income, Years Ended
May 31, 1996, 1997 and 1998....................................         F-4

Consolidated Statements of Stockholders' Equity,
Years Ended May 31, 1996, 1997 and 1998........................         F-5

Consolidated Statements of Cash Flows, Years
Ended May 31, 1996, 1997 and 1998..............................         F-6

Notes to Consolidated Financial Statements.....................         F-8

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Weider Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Weider Nutrition International, Inc. and subsidiaries (collectively, the "Company") as of May 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weider Nutrition International, Inc. and subsidiaries at May 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
July 9, 1998

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MAY 31, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                           1997         1998
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents ...............................   $   1,259    $     684
  Accounts receivable, net of allowance for doubtful
    accounts of $212 (1997) and $291 (1998) ...............      43,634       53,873
  Other receivables .......................................       3,038        1,331
  Inventories .............................................      40,782       60,523
  Prepaid expenses and other ..............................       2,629        3,193
  Deferred taxes ..........................................       4,093        3,896
                                                              ---------    ---------
      Total current assets ................................      95,435      123,500
                                                              ---------    ---------
Property and equipment, net ...............................      35,930       41,962
                                                              ---------    ---------
Other assets:
  Intangible assets, net ..................................      26,550       24,392
  Deposits and other assets ...............................       9,864       14,668
  Notes receivable from officers related
    to stock performance units (Note 7) ...................        --          3,987
  Deferred taxes ..........................................         977        1,231
                                                              ---------    ---------
      Total other assets ..................................      37,391       44,278
                                                              ---------    ---------
            Total assets ..................................   $ 168,756    $ 209,740
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................   $  22,727    $  26,359
  Accrued expenses ........................................       8,511        6,432
  Current portion of long-term debt .......................       2,181        1,554
  Income taxes payable ....................................        --          3,467
                                                              ---------    ---------
      Total current liabilities ...........................      33,419       37,812
                                                              ---------    ---------
Long-term debt ............................................      42,913       68,792
                                                              ---------    ---------

Commitments and contingencies (Notes 7, 8 and 9)

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding        --           --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,011,806 (1997) and 9,048,349 (1998) .....          90           91
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432 (1997 and 1998) ................         157          157
  Additional paid-in capital ..............................      79,271       79,671
  Foreign currency translation ............................        (177)        (165)
  Retained earnings .......................................      13,083       23,382
                                                              ---------    ---------
      Total stockholders' equity ..........................      92,424      103,136
                                                              ---------    ---------
            Total liabilities and stockholders' equity ....   $ 168,756    $ 209,740
                                                              =========    =========

                See notes to consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED MAY 31, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                            1996            1997            1998
                                       ------------    ------------    ------------
Net sales ..........................   $    186,405    $    218,566    $    250,542

Cost of goods sold .................        116,177         136,875         161,334
                                       ------------    ------------    ------------

Gross profit .......................         70,228          81,691          89,208
                                       ------------    ------------    ------------
Operating expenses:
  Selling and marketing ............         26,596          32,776          39,230
  General and administrative .......         10,924          14,594          15,515
  Research and development .........          1,469           2,291           3,983
  Amortization of intangible assets           2,079           2,084           2,175
  Impairment of intangible assets ..           --             2,095            --
  Management and employee
    compensation charge ............           --            14,495             401
                                       ------------    ------------    ------------
      Total operating expenses .....         41,068          68,335          61,304
                                       ------------    ------------    ------------
Income from operations .............         29,160          13,356          27,904
                                       ------------    ------------    ------------
Other income (expense):
  Interest income ..................             80             187             599
  Interest expense .................         (3,816)         (5,978)         (4,818)
  Other ............................           (253)           (557)           (671)
                                       ------------    ------------    ------------
      Total ........................         (3,989)         (6,348)         (4,890)
                                       ------------    ------------    ------------
Income before income taxes .........         25,171           7,008          23,014

Provision for income taxes .........         10,207           2,708           9,010
                                       ------------    ------------    ------------
Net income .........................   $     14,964    $      4,300    $     14,004
                                       ============    ============    ============
Weighted average shares outstanding:
  Basic ............................     17,245,036      17,866,157      24,702,283
                                       ============    ============    ============
  Diluted ..........................     17,245,036      17,866,157      25,000,616
                                       ============    ============    ============
Net income per share:
  Basic ............................   $       0.87    $       0.24    $       0.57
                                       ============    ============    ============
  Diluted ..........................   $       0.87    $       0.24    $       0.56
                                       ============    ============    ============

               See notes to consolidated financial statements.

                   WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          YEARS ENDED MAY 31, 1996, 1997 AND 1998
                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               CLASS A    CLASS B  ADDITIONAL    FOREIGN
                                                               COMMON     COMMON    PAID-IN     CURRENCY      RETAINED
                                                                STOCK     STOCK     CAPITAL    TRANSLATION    EARNINGS      TOTAL
                                                               -------   -------   ----------   ----------    --------    ---------
Balance at June 1, 1995 ....................................   $    16   $   157   $    4,308   $     --      $ 23,619    $  28,100

  Net income ...............................................      --        --           --           --        14,964       14,964
  Distributions to WHF .....................................      --        --           --           --        (3,732)      (3,732)
                                                               -------   -------   ----------   ----------    --------    ---------

Balance at May 31, 1996 ....................................        16       157        4,308         --        34,851       39,332

  Net income ...............................................      --        --           --           --         4,300        4,300
  Distributions to WHF .....................................      --        --           --           --       (26,068)     (26,068)
  Initial public offering of common
    stock ..................................................        64      --         63,817         --          --         63,881
  Issuance of stock in connection with
    management incentive agreements
    and in connection with
    equity plan (Note 7) ...................................        10      --         11,146         --          --         11,156
  Foreign currency translation
    adjustments ............................................      --        --           --           (177)       --           (177)
                                                               -------   -------   ----------   ----------    --------    ---------
Balance at May 31, 1997 ....................................        90       157       79,271         (177)     13,083       92,424

  Net income ...............................................      --        --           --           --        14,004       14,004
  Issuance of stock in connection
    with management incentive
    agreements (note 7) ....................................         1      --            400         --          --            401
  Dividends paid on common stock ...........................      --        --           --           --        (3,705)      (3,705)
  Foreign currency translation
    adjustments ............................................      --        --           --             12        --             12
                                                               -------   -------   ----------   ----------    --------    ---------
Balance at May 31, 1998 ....................................   $    91   $   157   $   79,671   $     (165)   $ 23,382    $ 103,136
                                                               =======   =======   ==========   ==========    ========    =========

                     See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                    1996        1997        1998
                                                  --------    --------    --------
Cash flows from operating activities:
  Net income ..................................   $ 14,964    $  4,300    $ 14,004
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Provision for bad debts .................         98         151         273
      Deferred taxes ..........................     (1,550)     (1,862)        (57)
      Depreciation, amortization, and
        asset impairment ......................      5,001       8,050       7,996
      Management and employee stock
        compensation ..........................       --        11,156         401
  Changes in operating assets and liabilities-
    net of assets acquired:
      Accounts receivable .....................     (8,219)     (9,539)    (10,512)
      Other receivables .......................       (496)     (1,802)      1,707
      Inventories .............................    (18,452)     (2,509)    (19,741)
      Prepaid expenses and other ..............     (3,742)      2,180        (564)
      Deposits and other assets ...............       (428)     (3,187)     (4,804)
      Accounts payable ........................        881       2,812       3,632
      Other current liabilities ...............       (259)        (71)      1,388
                                                  --------    --------    --------

      Net cash provided by (used in)
        operating activities ..................    (12,202)      9,679      (6,277)
                                                  --------    --------    --------

Cash flows from financing activities:
  Issuance of common stock ....................       --        63,881        --
  Dividends paid ..............................       --          --        (3,705)
  Distributions to WHF ........................     (3,731)    (26,068)       --
  Net change in payable to WHF ................        182      (3,747)       --
  Proceeds from long-term debt ................     35,250      40,647      27,438
  Payments on long-term debt ..................     (4,949)    (60,367)     (2,186)
                                                  --------    --------    --------

      Net cash provided by financing activities     26,752      14,346      21,547
                                                  --------    --------    --------

Cash flows from investing activities:
  Purchase of property and equipment ..........     (6,084)    (17,400)    (11,870)
  Increase in officers' notes receivable ......       --          --        (3,987)
  Purchase of intangible assets ...............       (135)     (1,699)       --
  Purchase of companies, net of cash acquired .     (9,011)     (5,082)       --
                                                  --------    --------    --------

      Net cash used in investing activities ...    (15,230)    (24,181)    (15,857)
                                                  --------    --------    --------
Effect of exchange rate changes on cash .......       --          (177)         12
                                                  --------    --------    --------
Decrease in cash and cash equivalents .........       (680)       (333)       (575)

Cash and cash equivalents, beginning of year ..      2,272       1,592       1,259
                                                  --------    --------    --------

Cash and cash equivalents, end of year ........   $  1,592    $  1,259    $    684
                                                  ========    ========    ========

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MAY 31, 1996, 1997 AND 1998
                            (DOLLARS IN THOUSANDS)


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                                   1996        1997        1998
                                                 -------      ------      ------
Cash paid during the year for:
  Interest ................................      $ 3,816      $5,721      $4,930
  Income taxes (net of refunds) ...........       11,920       5,185       4,792


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In connection with the acquisitions of net assets from other companies (see
Note 9), the Company assumed liabilities as follows:


                                                          1996            1997
                                                       --------         -------
Fair value of assets acquired .................        $ 18,497         $ 4,471
Cost in excess of fair value of
  net assets acquired .........................          11,275           4,017
Cash paid, net of cash acquired ...............          (9,011)         (5,082)
Debt and liabilities issued ...................          (7,063)         (1,837)
                                                       --------         -------
Liabilities assumed ...........................        $ 13,698         $ 1,569
                                                       ========         =======

Note:  There were no acquisitions consummated during fiscal 1998.

                                                                   (Concluded)

               See notes to consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MAY 31, 1996, 1997 AND 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.    SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Weider Nutrition International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") which is a majority-owned subsidiary of Weider Health and Fitness ("WHF"). All significant intercompany accounts and transactions have been eliminated.

      INITIAL PUBLIC OFFERING--Effective May 1, 1997, the Company consummated an initial public offering of its Class A common stock (the "IPO"). A total of 6,440,000 shares were sold to the public at $11 per share. The net proceeds to the Company from the IPO amounted to approximately $63.9 million (after underwriters' discounts of $5.0 million and offering costs of $2.0 million). The net proceeds were used to pay a one-time distribution of $18.3 million to WHF and to pay down long-term debt (see Note 5). Concurrent with consummation of the IPO, the Company entered into an amended credit agreement which provides for a revolving credit facility of $130.0 million with General Electric Capital Corporation ("GECC") (see Note 5).

      Prior to the IPO, the Board of Directors (the "Board") authorized a stock split of all issued and outstanding common shares at the rate of 14,428.9 for 1, which increased the number of issued and outstanding Class A common shares from 1,195.17 to 17,245,036. The Board authorized the Company to issue shares of Class B common stock to WHF in exchange for its Class A holdings. A total of 15,687,432 shares of Class B common stock were issued to WHF. Each holder of Class B common stock is entitled to ten votes per share on all matters presented to a vote of stockholders, including the election of directors.

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

      USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Such estimates include, among others, the allowance for doubtful accounts and the allowance for sales returns. Actual results could differ from the estimates.

      CASH EQUIVALENTS--Cash equivalents include highly liquid investments with an original maturity of three months or less.

      INVENTORIES--Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

      The Company enters into barter transactions and accounts for such transactions at the lower of the net realizable value of the inventory or the barter credits. During the fourth quarter of fiscal 1998, the Company entered into a barter transaction whereby inventories in the amount of $4.5 million, at cost, were exchanged for cash of $0.4 million and advertising credits of $4.1 million. The Company expects to utilize the capitalized credits over a three-year period. The advertising credits do not have an expiration date.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


      PROPERTY AND EQUIPMENT--Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense was $2,922
(1996), $3,871 (1997)and $5,667 (1998), computed primarily using the straight-line method over the estimated useful lives of 31 years for buildings and 2 to 10 years for other property and equipment.

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

      LONG-LIVED ASSETS--Impairment of long-lived assets is determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of." The Company recognized asset impairments in the amount of $2,095 in fiscal 1997.

      INCOME TAXES--Prior to the Company's IPO, the Company filed consolidated returns with WHF for Federal and, where appropriate, state income tax purposes. For financial statement purposes, the Company provided for income taxes as if it was filing separate tax returns. Effective May 1,1997, the Company files separate Federal income tax returns as a result of the reduction in WHF's ownership percentage due to consummation of the Company's IPO. The Company records in its balance sheet deferred income tax liabilities and assets for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

      NET SALES--The Company recognizes sales upon shipment of a product to a customer. Allowances are made for uncollectible accounts and future credits. The Company's largest customers, General Nutrition Center ("GNC"), Wal-Mart and Costco, accounted for approximately 16%, 15% and 3%, respectively, of net sales in fiscal 1996; approximately 10%, 11% and 7%, respectively, in fiscal 1997; and 16%, 13% and 12%, respectively, in fiscal 1998.

      STOCK-BASED COMPENSATION--In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which became effective for the Company beginning June 1, 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees. Since the Company has decided to disclose the effect of SFAS No. 123 on a pro forma basis and to continue to follow Accounting Principles Board Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock-based compensation, the appropriate required disclosure of the effects of SFAS No. 123 are included in Note 7.

      EARNINGS PER SHARE--During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary and fully diluted EPS and requires a dual presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

shares consist of common stock options and performance units (Note 7). Earnings per share amounts for fiscal 1996 and 1997 have been restated to conform to the requirements of SFAS No. 128.

      FINANCIAL INSTRUMENTS--The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

      RECLASSIFICATIONS--Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

      RECENTLY ISSUED ACCOUNTING STANDARDS--In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for the Company's financial statements for the year ending May 31, 1999. The Company does not expect the impact of SFAS No. 130 to be material in relation to its financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for the Company's financial statements for the year ending May 31, 1999. The Company does not expect the impact of SFAS No. 131 to be material in relation to its financial statements.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for the Company's financial statements for the year ending May 31, 2000. The Company does not expect the impact of SFAS No. 133 to be material in relation to its financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


2.    INVENTORIES

      Inventories consist of the following at May 31:

                                                      1997                1998
                                                     -------             -------
Raw materials ..........................             $17,569             $23,226
Work in process ........................               2,629               3,613
Finished goods .........................              20,584              33,684
                                                     -------             -------
      Total ............................             $40,782             $60,523
                                                     =======             =======

      Inventory totaling $5,900 ($4,453 in 1997), primarily consisting of two raw materials, is included as a long-term asset in deposits and other assets in the accompanying balance sheets.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at May 31:

                                                       1997              1998
                                                     --------          --------
Land .......................................         $  1,679          $  1,679
Buildings ..................................            6,970             7,245
Furniture and equipment ....................           19,881            32,501
Leasehold improvements .....................            3,246            12,607
Construction in progress ...................           13,815             3,126
                                                     --------          --------
                                                       45,591            57,158
Less accumulated depreciation
  and amortization .........................           (9,661)          (15,196)
                                                     --------          --------
      Total ................................         $ 35,930          $ 41,962
                                                     ========          ========

4.    INTANGIBLE ASSETS

      Intangible assets consist of the following at May 31:

                                                       1997              1998
                                                     --------          --------
Cost in excess of fair value
  of net assets acquired ...................         $ 28,626          $ 28,685
Patents and trademarks .....................            4,933             4,933
Noncompete agreements ......................              219               214
                                                     --------          --------
                                                       33,778            33,832

Less accumulated amortization ..............           (7,228)           (9,440)
                                                     --------          --------
      Total ................................         $ 26,550          $ 24,392
                                                     ========          ========

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5.    LONG-TERM DEBT

      Long-term debt consists of the following at May 31:

                                                           1997          1998
                                                         --------      --------
Advances under a $130,000 revolving line of
  credit to GECC bearing interest at floating
  rates (6.90% to 8.50% at May 31, 1998)
  through February 2000 ............................     $ 37,946      $ 65,250

Mortgage loan, due in monthly installments of
  $30 including interest at 7-5/8% due
  February 2009 ....................................        2,978         2,871

Note payable to the previous owner of Nion
  (See Note 9), due in quarterly installments
  of $151 plus interest at 8% through September
  1998..............................................          756           302

Noninterest bearing notes arising as a
  result of certain acquisitions
  consummated in September 1996 (see Note 9) .......        1,800           820

Other ..............................................        1,614         1,103
                                                         --------      --------
      Total ........................................       45,094        70,346

      Less current portion .........................       (2,181)       (1,554)
                                                         --------      --------
      Long-term portion ............................     $ 42,913      $ 68,792
                                                         ========      ========


      As of May 31, 1998, future payments of long-term debt are due as follows:
$1,554 (1999), $65,603 (2000), $245 (2001), $224 (2002), $283 (2003), and $2,437
thereafter.

      Concurrent with the Company's IPO, the Company entered into an amended credit agreement (the "Credit Agreement") with GECC. The Credit Agreement is a $130.0 million senior secured, long-term credit facility that contains standard terms and conditions, including subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company (including the subsidiary that owns the Company's foreign subsidiaries). Borrowings available under the Credit Agreement are used for general working capital needs and to support capital expenditures and, if necessary, to effect acquisitions. Borrowings under the Credit Agreement bear interest at floating rates (6.90% to 8.50% at May 31, 1998) and mature in February 2000. As of May 31, 1998, the Company has $64.8 million of available credit under the Credit Agreement.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


6.    INCOME TAXES

      The components of income tax expense consist of the following for the years ended May 31:

                                        1996             1997             1998
                                     --------          -------          -------
Current ....................         $ 11,757          $ 4,570          $ 9,067
Deferred ...................           (1,550)          (1,862)             (57)
                                     --------          -------          -------
      Total ................         $ 10,207          $ 2,708          $ 9,010
                                     ========          =======          =======

      The provision for income taxes differs from a calculated income tax at the Federal statutory rate as follows:

                                                 1996        1997         1998
                                               -------     -------      -------
Computed Federal income tax expense
  at the statutory rate of 35% ...........     $ 8,810     $ 2,453      $ 8,055
Amortization of cost in excess of
 fair value of net assets acquired .......         133         147          153
Meals and entertainment ..................          31          30           34
State income taxes .......................       1,221         169          990
Other ....................................          12         (91)        (222)
                                               -------     -------      -------
      Total ..............................     $10,207     $ 2,708      $ 9,010
                                               =======     =======      =======

      Net deferred income tax assets consist of the following at May 31:

                                                    1997               1998
                                               --------------    ---------------
                                                        LONG-              LONG-
                                              CURRENT   TERM    CURRENT    TERM
                                               ------   ------   ------   ------
Assets:
  Accounts receivable allowances ...........   $  470   $ --     $  734   $ --
  Inventory allowance ......................      675     --        719     --
  Deferred compensation ....................     --        422     --        512
  Accrued vacation and bonuses .............      212     --        236     --
  Accrued other ............................      432     --        435     --
  Amortization of intangibles ..............     --        499     --        544
  Capitalization of inventory costs ........      909     --      1,123     --
  Depreciation .............................     --       --       --        185
  Options and performance units ............    1,163     --        157     --
  State taxes ..............................      232     --        492     --
  Noncompete agreement .....................     --        152     --        141
  Basis difference in acquired
    companies ..............................     --        107     --         98
                                               ------   ------   ------   ------
          Total ............................    4,093    1,180    3,896    1,480
                                               ------   ------   ------   ------
Liabilities:
  Amortization of intangibles ..............     --       --       --        104
  Depreciation .............................     --        203     --       --
  Other ....................................     --       --       --        145
                                               ------   ------   ------   ------

          Total ............................     --        203     --        249
                                               ------   ------   ------   ------
  Deferred income taxes, net ...............   $4,093   $  977   $3,896   $1,231
                                               ======   ======   ======   ======

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7.    MANAGEMENT INCENTIVE AND STOCK PLANS

      MANAGEMENT INCENTIVE PLAN--Prior to the Company's IPO, certain employees ("the Recipients") had management incentive agreements (the "Agreements") pursuant to which the employees were granted performance units ("Performance Units") as incentive compensation.

      Simultaneously with the IPO, which triggered a conversion under the Agreements, the Company paid in cash and shares of Class A common stock the vested portion of the Performance Units. In aggregate, the Company paid $2,960 in cash and issued 972,247 shares of Class A common stock (valued at the IPO price). The Company recognized compensation expense of $13.6 million (included in management and employee compensation charge in the accompanying consolidated statements of income) in 1997 as a result of the conversion of Performance Units into Class A common stock.

      The unvested portion of the performance units (represented by 182,716 restricted shares of Class A common stock as of the IPO date) vest (contingent upon continued employment and/or other factors) over a five-year period at 20% per year through May 2002. During 1998, 36,543 shares of Class A common stock became issued and outstanding in accordance with the on-going vesting provisions of the Performance Units. The Company recognized compensation expense of $401 in fiscal 1998 in connection with the additional vested Class A common shares.

      In order to facilitate the payment of individual income taxes, the Company makes available to each Recipient a loan in principal amount up to 30% of the conversion value of the vested Performance Units held by each Recipient. Such loans to the Recipients bear interest at 8.0% per annum, are repayable five years from the borrowing date and are secured by the Recipients' stock. At May 31, 1997 and 1998, there were aggregate loans outstanding of $0 and $3,987, respectively.

      EQUITY PLAN--The 1997 Equity Participation Plan (the "Equity Plan") provides for the granting of stock options, stock appreciation rights, restricted or deferred stock and other awards ("Awards") to officers, directors, and key employees responsible for the direction and management of the Company and to nonemployee consultants. Concurrent with the Company's IPO, effective May 1, 1997, a total of 1,646,000 shares of Class A common stock (or the equivalent in other equity securities) were reserved for issuance under the Equity Plan. Of the options outstanding at May 31, 1998, 670,000 become exercisable after five years from the date of grant, and 613,000 become exercisable over five years from the date of grant at the rate of 20 percent per each successive anniversary date. Stock options expire eight years after the date of grant.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      Information relating to stock options issued per the equity plan is as follows:

                                                      WEIGHTED
                                         NUMBER      AVERAGE PER
                                           OF        SHARE OPTION      TOTAL
                                         SHARES          PRICE         PRICE
                                       ----------    --------------   --------
Options outstanding, June 1, 1996 ...        --      $         --     $   --
  Granted ...........................   1,208,000             11.00     13,288
  Exercised .........................        --                --         --
  Cancelled .........................        --                --         --
                                       ----------    --------------   --------

Options outstanding, May 31, 1997 ...   1,208,000             11.00     13,288
  Granted ...........................     167,000             12.46      2,082
  Exercised .........................        --                --         --
  Cancelled .........................     (92,000)            11.00     (1,012)
                                       ----------    --------------   --------

Options outstanding, May 31, 1998 ...   1,283,000    $        11.19   $ 14,358
                                       ==========    ==============   ========

Exercisable options:
   May 31, 1998 .....................     108,800    $        11.00   $  1,197
                                       ==========    ==============   ========

      The weighted average fair market value of options granted during fiscal 1997 and 1998 amounted to $3.28 and $4.92, respectively.

      The Company applied APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for stock options in the accompanying financial statements.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options including the unvested performance units under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for 1997 and 1998.

                                                       1997        1998
                                                   ----------    ----------
            Risk-free interest rate ............         6.49%         5.20%
            Dividend yield .....................         1.36%         1.19%
            Volatility factor ..................        29.76%        50.43%
            Weighted average expected life .....    3.9 years     3.5 years

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma earnings and earnings per share were as follows:

                                                          1997          1998
                                                       ----------    ----------
            Net earnings, as reported ............... $    4,300    $   14,004
            Net earnings, pro forma .................      4,260        13,513
            Diluted earnings per share, as reported .        .24           .56
            Basic earnings per share, pro forma .....        .24           .55
            Diluted earnings per share, pro forma ...        .24           .54

      It is likely that the pro forma expense will increase in future years as new option grants become subject to the pricing model.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      In addition to granting stock options as summarized above, the Company also, upon consummation of the IPO, made stock payment awards to certain employees based upon years of service. An aggregate total of 41,955 shares of Class A common stock were issued to such employees. Furthermore, the Company paid, in cash, estimated Federal and State income taxes on behalf of the same employees. The Company recognized compensation expense in the amount of $.9 million (included in management and employee compensation charge in the accompanying consolidated statement of income) in 1997.

8.    COMMITMENTS AND CONTINGENCIES

      LEASES--The Company leases warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under several operating lease agreements expiring through 2013. As of May 31, 1998, future minimum payments of $33,375 under the noncancelable operating leases are due as follows: $3,237 (1999), $2,522 (2000), $1,855 (2001), $1,890 (2002),
$2,070 (2003) and $21,801 thereafter. Rental expense charged to operations amounted to $1,610 (1996), $2,197 (1997), and $4,064 (1998).

      LITIGATION--On April 24, 1997, the Company filed a lawsuit in the United States District Court for the district of Utah (Central Division) for a declaratory judgement that Pain FreeTM, a pain relief product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. On June 30, 1997, Nutramax filed a counterclaim against the Company alleging that, through the manufacture and sale of a Company product, the Company was willfully infringing on one or more U.S. patents of Nutramax and also had contributorily and actively induced infringement on such patents. The counterclaim seeks treble damages as a result of the claimed willful and intentional nature of the alleged infringement. The litigation has been transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that twenty-two other entities had also infringed those patents, and is in discovery. To the extent the Company does not prevail in the lawsuit, the Company would be enjoined from the future manufacture and marketing of Pain FreeTM, which has recently become one of its best-selling products, and could be required by the court to pay damages to Nutramax, which could under certain circumstances be trebled. Although the Company intends to vigorously oppose the counterclaim and believes that there will be no material liability, the imposition by the court of any of the foregoing could have a material adverse effect on the Company.

      The Company is presently engaged in various other legal actions, and, although ultimate liability cannot be determined at the present time, the Company currently believes that the amount of any such lability from these other actions, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations, financial condition and cash flows.

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

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

      RETIREMENT PLAN--The Company sponsors a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. Contributions to this plan were approximately $112, $241 and $271 for the years ended May 31, 1996, 1997, and 1998, respectively, and were included in general and administrative expenses.

9.    ACQUISITIONS

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

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

      Payments to reimburse WHF for Company expenses (including primarily advertising, insurance, endorsements, retirement benefits, interest and royalties) consist of the following for the years ended May 31:

                                              1996           1997           1998
                                            ------         ------         ------
Operating expenses ................         $1,285         $1,910         $2,193
Interest, net .....................            897          3,327           --
Other .............................            448            384            489
                                            ------         ------         ------
      Total .......................         $2,630         $5,621         $2,682
                                            ======         ======         ======

      Included in other receivables is an amount due from an affiliated entity in the amount of $988 at May 31, 1997.

      Prior to entering into the Credit Agreement (see Note 5), the Company was the principal borrower under a credit agreement with GECC that was administered and guaranteed by WHF. The Company paid a service charge to WHF in excess of the interest paid to GECC in the amount of $378 (1996) and $485 (1997), respectively.

11.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly data (unaudited) for 1997 and 1998 is as follows:

                                                    QUARTER ENDED
                                      -----------------------------------------
                                      AUG. 31    NOV. 30    FEB. 28     MAY 31
                                      -------    -------    -------    --------
1997:
  Net sales ......................    $46,927    $48,992    $55,487    $ 67,160
  Gross profit ...................     17,188     17,318     22,892      24,293
  Operating income (loss) ........      3,619      5,786      9,150      (5,199)
  Income taxes (benefit) .........        882      1,552      2,949      (2,675)
  Net income (loss) ..............      1,291      2,360      4,424      (3,775)

  Basic and diluted earnings
   (loss) per share ..............        .08        .14        .25        (.19)

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                     QUARTER ENDED
                                        ----------------------------------------
                                        AUG. 31    NOV. 30    FEB. 28     MAY 31
                                        -------    -------    -------    -------
1998:
  Net sales ........................    $53,515    $60,811    $62,368    $73,848
  Gross profit .....................     17,873     20,629     23,003     27,703
  Operating income .................      3,996      5,406      7,752     10,750
  Income taxes .....................      1,127      1,574      2,538      3,771
  Net income .......................      1,692      2,532      3,971      5,809

  Basic earnings per share .........        .07        .10        .16        .24
  Diluted earnings per share .......        .07        .10        .16        .23

12.   SUBSEQUENT EVENT

      On July 24, 1998, the Company acquired 100% of the outstanding shares of Haleko Hanseatisches Lebensmittel Kontor GmbH, a corporation organized under the laws of Germany ("Haleko"). Haleko, the largest sports nutrition company in Europe, had sales of approximately $65 million for the twelve months ending May 31, 1998. The purchase price is comprised of $25.2 million in cash, 200,000 shares of Class A common stock, and an $8 million contingent earnout agreement tied to future financial performance. In addition, $16 million in long-term debt was assumed and $5 million in acquisition-related capital costs are expected. The cash portion of the purchase price was initially financed with funds available under the Company's credit facility with GECC.

      The acquisition will be accounted for as a purchase. As such, the excess of the purchase price over the estimated fair value of the acquired net assets will be recorded as goodwill.

      The following unaudited pro forma results of operations of the Company give effect to the acquisition of Haleko as though the transaction had occurred on June 1, 1997.

                                                              YEAR ENDED
                                                             MAY 31, 1998
                                                               --------
            Net sales .................................        $315,575
            Operating income ..........................          30,742
            Net income ................................          14,200
            Basic earnings per share .................             0.57
            Diluted earnings per share ................            0.56

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The table below sets forth certain information concerning the directors and executive officers of the Company at May 31, 1998.

    DIRECTORS AND EXECUTIVE OFFICERS  AGE        POSITION
      Eric Weider . . . . . . . .      34    Chairman of the Board
                                             and Director
      Richard B. Bizzaro. . . . .      55    Chief Executive Officer,
                                             President and Director
      Robert K. Reynolds. . . . .      41    Chief Operating Officer,
                                             Executive Vice President,
                                             Secretary and Director
      Richard A. Blair  . . . . .      39    Executive Vice President and
                                             General Manager--Sales and
                                             and Marketing (Mass Market
                                             Division)
      Stephen D. Young. . . . . .      44    Executive Vice President--
                                             Operations and Chief Financial
                                             Officer
      Ronald L. Corey . . . . . .      59    Director
      Roger H. Kimmel . . . . . .      52    Director
      George F. Lengvari. . . . .      56    Director
      Donald G. Drapkin . . . . .      50    Director
      Glenn W. Schaeffer. . . . .      44    Director

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

      RICHARD A. BLAIR has been Executive Vice President and General Manager-- Sales and Marketing (Mass Market Division) of the Company since March 1998. From January 1997 to March 1998, Mr. Blair was Executive Vice President--Sales and Marketing of the Company. From January 1994 to January 1997, Mr. Blair was Senior Vice President--Sales of the Company. Mr. Blair joined the Company in June 1991 and prior thereto was Director of Sales and Marketing at Tunturi Sports Equipment Company, which he joined in 1984.

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

      ROGER H. KIMMEL has been a director of the Company since August 1996. Mr. Kimmel has been a partner at the law firm of Latham & Watkins for more than five years. Mr. Kimmel is a director of Algos Pharmaceutical Corporation, TSR Paging Inc. and U S Dermatologics, Inc.

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

      DONALD G. DRAPKIN has been a director of the Company since October 1997. Mr. Drapkin has been a Director and Vice Chairman of MacAndrews & Forbes Holdings, Inc. and various of its affiliates since March 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in New York for more than five years. Mr. Drapkin also is a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Algos Pharmaceutical Corp., Anthracite Capital, Inc., BlackRock Asset Investors, Cardio Technologies, Inc., The Cosmetic Center, Inc., Genta, Inc., The Molson Companies Limited, Playboy Enterprises, Inc., Revlon, Inc., Revlon Consumer Products Corp., and VIMRx Pharmaceuticals, Inc.

      GLENN W. SCHAEFFER has been a director of the Company since October 1997. Mr. Schaeffer has been President, Chief Financial Officer and Director of Circus Circus Enterprises, Inc. since 1995. From 1993 to 1995, he served as a principal of Gold Strike Resorts. From 1984 to 1991, he held various senior executive positions at Circus Circus Enterprises, Inc.

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

      (3) Exhibits

2.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schluter.(2)
2.2   Amendment Deed to Stock Purchase Agreement, dated July 24, 1998.(2)
2.3   Share Transfer Deed, dated July 24, 1998.(2)
3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2   Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2  Agreement by and between Joseph Weider and Weider Health and Fitness (1)
10.3  1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries (1)
10.5 Form of Employment Agreement between Weider Nutrition International, Inc. and Richard B. Bizzaro (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds (1)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc.(1)
10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited (1)
10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness, Bayonne Settlement and Ronald Corey(1)
10.11 Indemnification Agreement between Weider Nutrition Group, Inc. And Showa Denko America (1)
10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited (1)
21    Subsidiaries of Weider Nutrition International, Inc.(1)
23.1  Consent of Deloitte & Touche LLP (3)
27.1  FINANCIAL DATA SCHEDULE SUMMARY (3)

---------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-12929)and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3)   FILED HEREWITH.


(b)   Reports on Form 8-K
            No report on Form 8-K was filed during the fourth quarter of fiscal 1998.

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

                                    Weider Nutrition International, Inc.


Dated: August 28, 1998              By: /S/  RICHARD B. BIZZARO
                                             Richard B. Bizzaro
                                             Chief Executive Officer and
                                             President

      Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

            NAME                    TITLE                      DATE


/s/ ERIC WEIDER               Chairman of the Board            August 28, 1998
                              and Director


/s/ RICHARD B. BIZZARO        Chief Executive Officer,         August 28, 1998
                              President and Director
                              (Principal Executive Officer)

/s/ ROBERT K. REYNOLDS        Chief Operating Officer,         August 28, 1998
                              Executive Vice President and
                              Director (Principal Financial
                              Accounting Officer)

/s/ RONALD L. COREY           Director                         August 28, 1998

/s/ ROGER H. KIMMEL           Director                         August 28, 1998

/s/ GEORGE F. LENGVARI        Director                         August 28, 1998

/s/ DONALD G. DRAPKIN         Director                         August 28, 1998

/s/ GLENN W. SCHAEFFER        Director                         August 28, 1998

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MAY 31, 1996, 1997 AND 1998
                                (IN THOUSANDS)

                                              ADDITIONS
                              BALANCE AT     CHARGED TO
                              BEGINNING         COSTS                          BALANCE AT
DESCRIPTION                    OF YEAR         EXPENSES       DEDUCTIONS      END OF YEAR
                             ------------    ------------    ------------     ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
1996 .....................   $        150    $         98    $       (111)    $        137
                             ------------    ------------    ------------     ------------
1997 .....................   $        137    $        151    $        (76)    $        212
                             ------------    ------------    ------------     ------------
1998 .....................   $        212    $        273    $       (194)    $        291
                             ------------    ------------    ------------     ------------
SALES RETURNS AND
  ALLOWANCES:
1996 .....................   $        754    $      6,821    $     (6,357)    $      1,218
                             ------------    ------------    ------------     ------------
1997 .....................   $      1,218    $     10,126    $    (10,356)    $        988
                             ------------    ------------    ------------     ------------
1998 .....................   $        988    $     15,396    $    (14,734)    $      1,650
                             ------------    ------------    ------------     ------------

                                       S-1