Form 10-Q
period 1998-08-31
WEIDER NUTRITION INTERNATIONAL INC
filed 1998-10-15
CIK 1022368

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           -----------------------

                                  FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock is 24,948,381 (as of September 30, 1998).

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              August 31,     May 31,
ASSETS                                                           1998         1998
                                                              ---------    ---------
                                                            (unaudited)
Current assets:
  Cash and cash equivalents ...............................   $   1,134    $     684
  Accounts receivable, net of allowance for doubtful
    accounts of $1,061 and $291 ...........................      59,568       53,873
  Other receivables .......................................       1,241        1,331
  Inventories .............................................      78,515       60,523
  Prepaid expenses and other ..............................       6,699        3,193
  Deferred taxes ..........................................       1,188        3,896
                                                              ---------    ---------

      Total current assets ................................     148,345      123,500
                                                              ---------    ---------

Property and equipment, net ...............................      49,746       41,962
                                                              ---------    ---------

Other assets:
  Intangible assets, net ..................................      49,785       24,392
  Deposits and other assets ...............................      17,616       14,668
  Securities available for sale ...........................       3,619         --
  Notes receivable from officers related to
    stock performance units ...............................       3,977        3,987
  Deferred taxes ..........................................       1,861        1,231
                                                              ---------    ---------

      Total other assets ..................................      76,858       44,278
                                                              ---------    ---------

            Total assets ..................................   $ 274,949    $ 209,740
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................   $  31,847    $  26,359
  Accrued expenses ........................................      13,140        6,432
  Current portion of long-term debt .......................      14,719        1,554
  Income taxes payable ....................................       1,555        3,467
                                                              ---------    ---------

      Total current liabilities ...........................      61,261       37,812
                                                              ---------    ---------

Long-term debt ............................................     107,468       68,792
                                                              ---------    ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding        --           --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,260,949 and 9,048,349 ...................          92           91
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432 ................................         157          157
    Additional paid-in capital ............................      82,408       79,671
  Unrealized loss on securities available for sale ........        (802)        --
  Foreign currency translation ............................         201         (165)
  Retained earnings .......................................      24,164       23,382
                                                              ---------    ---------

      Total stockholders' equity ..........................     106,220      103,136
                                                              ---------    ---------

            Total liabilities and stockholders' equity ....   $ 274,949    $ 209,740
                                                              =========    =========

           See notes to condensed consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           AUGUST 31,
                                                 ------------------------------
                                                      1998              1997
                                                 ------------      ------------

Net sales ..................................     $     67,946      $     53,515

Cost of goods sold .........................           44,418            35,642
                                                 ------------      ------------

Gross profit ...............................           23,528            17,873
                                                 ------------      ------------

Operating expenses:
  Selling and marketing ....................           12,352             8,773
  General and administrative ...............            5,166             3,874
  Research and development .................              847               729
  Amortization of intangible assets ........              625               501
                                                 ------------      ------------

      Total operating expenses .............           18,990            13,877
                                                 ------------      ------------

Income from operations .....................            4,538             3,996
                                                 ------------      ------------

Other income (expense):
  Interest income ..........................              138               121
  Interest expense .........................           (1,676)           (1,149)
  Other ....................................             (178)             (149)
                                                 ------------      ------------

      Total ................................           (1,716)           (1,177)
                                                 ------------      ------------

Income before income taxes .................            2,822             2,819

Provision for income taxes .................            1,115             1,127
                                                 ------------      ------------

Net income .................................     $      1,707      $      1,692
                                                 ============      ============


Weighted average shares outstanding:

  Basic ....................................       24,790,678        24,881,954
                                                 ============      ============

  Diluted ..................................       25,077,207        25,140,097
                                                 ============      ============

Net income per share:

  Basic ....................................     $       0.07      $       0.07
                                                 ============      ============

  Diluted ..................................     $       0.07      $       0.07
                                                 ============      ============




Comprehensive income .......................     $      1,106      $      1,540
                                                 ============      ============





          See notes to condensed consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               AUGUST 31,
                                                          ---------------------
                                                             1998        1997
                                                          --------     --------
Cash flows from operating activities:
  Net income .........................................    $  1,707     $  1,692
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Provision for bad debts ........................         114          306
      Deferred taxes .................................        (626)       1,251
      Depreciation and amortization ..................       2,324        1,702
      Loss on disposition of equipment ...............          65         --
  Changes in operating assets and liabilities-
    net of assets acquired:
      Accounts receivable ............................       5,980          974
      Other receivables ..............................          91        1,371
      Inventories ....................................      (8,543)      (9,629)
      Prepaid expenses and other .....................      (1,852)         197
      Deposits and other assets ......................       1,572           35
      Accounts payable ...............................        (802)      (3,263)
      Accrued expenses ...............................      (3,845)      (3,550)
                                                          --------     --------

       Net cash used in operating activities .........      (3,815)      (8,914)
                                                          --------     --------

Cash flows from financing activities:
  Issuance of common stock ...........................       2,739         --
  Dividends paid .....................................        (926)        (926)
  Proceeds from long-term debt .......................      37,827       13,947
  Payments on long-term debt .........................        (800)        (571)
                                                          --------     --------

       Net cash provided by financing activities .....      38,840       12,450
                                                          --------     --------

Cash flows from investing activities:
  Acquisition, net of cash ...........................     (27,222)        --
  Purchase of property and equipment .................      (2,348)      (2,050)
  Proceeds from disposition of equipment .............         184         --
  Change in officers' notes receivable ...............          10       (2,474)
  Investment in securities available for sale ........      (4,956)        --
                                                          --------     --------

       Net cash used in investing activities .........     (34,332)      (4,524)
                                                          --------     --------

Effect of exchange rate changes on cash ..............        (243)         160
                                                          --------     --------

Increase (decrease) in cash and cash equivalents .....         450         (828)

Cash and cash equivalents, beginning of period .......         684        1,259
                                                          --------     --------

Cash and cash equivalents, end of period .............    $  1,134     $    431
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

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


1.    BASIS OF PRESENTATION AND OTHER MATTERS

      The accompanying unaudited interim consolidated financial statements ("interim financial statements") do not include all disclosures provided in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Weider Nutrition International, Inc. (the "Company") Annual Report on Form 10-K for the year ended May 31, 1998 as filed with the Securities and Exchange Commission. The May 31, 1998 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in these accompanying footnotes. The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF").

      In the opinion of the Company, the accompanying interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current interim period presentation.

2.    ACQUISITION

      On July 24, 1998, the Company acquired 100% of the outstanding shares of Haleko Hanseatisches Lebensmittel Kontor GmbH, a corporation organized under the laws of Germany ("Haleko"). Haleko, the largest sports nutrition company in Europe, had sales of approximately $65 million for the twelve months ending May 31, 1998. The purchase price was comprised of $25.2 million in cash, 200,000 shares of Class A common stock, and up to an $8 million earnout contingent on future financial performance. In addition, $16 million in long-term debt was assumed and $5 million in acquisition related capital costs are expected, but not finalized, at August 31, 1998. Final determination of these costs will occur by the end of the Company's May 31, 1999 fiscal year. The cash portion of the purchase price was financed with funds available under the Company's credit facility. The additional acquisition related costs will also be financed with funds available under the credit facility.

      The acquisition was accounted for as a purchase and recorded during the Company's quarter ended August 31, 1998. Haleko's operating results for one month are included in the Company's interim financial results for the quarter ended August 31, 1998. The excess of the purchase price over the estimated fair value of the acquired net assets (approximately $20.0 million) was recorded as goodwill.

      The following unaudited pro forma results of operations of the Company give effect to the acquisition of Haleko as though the transaction had occurred on June 1, 1997.

                                                         THREE MONTHS ENDED
                                                       -------------------------
                                                       August 31,     August 31,
                                                          1998          1997
                                                        -------       -------
Net sales ....................................          $80,465       $68,215
Operating income .............................            4,629         4,266
Net income ...................................            1,531         1,573
Diluted earnings per share ...................             0.06          0.06

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

3.    INVENTORIES

      Inventories consist of the following:
                                                     August 31,          May 31,
                                                       1998               1998
                                                     -------             -------
Raw materials ..........................             $28,135             $23,226
Work in process ........................               2,832               3,613
Finished goods .........................              47,548              33,684
                                                     -------             -------

      Total ............................             $78,515             $60,523
                                                     =======             =======

      Inventory totaling approximately $5.9 million, primarily consisting of two raw materials, is included as a long-term asset in deposits and other assets in the accompanying balance sheets. These "long-term" inventories primarily resulted from advanced purchases of raw materials based on sales forecasts that have not been realized at the forecasted rate. The Company believes that such raw materials will be utilized in the ordinary course of business.

4.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                      August 31,        May 31,
                                                         1998            1998
                                                       --------        --------
Cost in excess of fair value
  of net assets acquired (goodwill) ............       $ 49,331        $ 28,685
Patents and trademarks .........................         10,296           4,933
Noncompete agreements ..........................            214             214
                                                       --------        --------
                                                         59,841          33,832

Less accumulated amortization ..................        (10,056)         (9,440)
                                                       --------        --------

      Total ....................................       $ 49,785        $ 24,392
                                                       ========        ========

      Certain contingent costs associated with the acquisition of Haleko have been estimated at August 31, 1998. As these costs become finalized, amounts allocated to goodwill may be adjusted.

5.    INVESTMENT IN SECURITIES AVAILABLE FOR SALE

      During the quarter ended August 31, 1998, the Company invested in certain "available-for-sale" securities. In accordance with SFAS No. 115, these securities are recorded at fair value with the accompanying unrealized holding losses, net of income tax benefits, reflected as a separate component of stockholders' equity. The original cost of the investment amounted to $4,956 as of August 31, 1998.

6.    OPERATIONS BY GEOGRAPHIC AREA

      As a result of the Company's recent acquisition of Haleko, the Company has significantly expanded its operations outside the United States. The following information has been summarized by primary geographic area of operations:

                                                    IDENTIFIABLE ASSETS
                                                   August 31,          May 31,
                                                      1998              1998
                                                   ---------          ---------
United States ............................         $ 209,079          $ 201,276
Germany ..................................            59,822               --
Europe-other .............................             8,239              7,698
Canada ...................................               563                768
Intercompany eliminations ................            (2,754)                (2)
                                                   ---------          ---------

                                                   $ 274,949          $ 209,740
                                                   =========          =========

      For the three months ended August 31,

                                   NET SALES                OPERATING INCOME
                             ---------------------       ----------------------
                               1998          1997          1998           1997
                             -------       -------       -------        -------
United States ........       $58,975       $50,514       $ 3,845        $ 4,297
Germany ..............         5,581          --             620           --
Europe-other .........         3,129         2,755           230           (129)
Canada ...............           261           246          (157)          (172)
                             -------       -------       -------        -------
                             $67,946       $53,515       $ 4,538        $ 3,996
                             =======       =======       =======        =======


7.    SALES TO MAJOR CUSTOMERS

      The Company's largest customers, General Nutrition Center ("GNC"), Wal-Mart, and Costco, accounted for approximately 10%, 15%, and 14%, respectively, of net sales for the three months ended August 31, 1998, and 10%, 15%, and 5%, respectively, for the three months ended August 31, 1997.

8.    RELATED PARTY TRANSACTIONS

      Effective June 1, 1998, the Company agreed to participate in the sponsorship of certain body builder contracts, as a marketing resource, with WHF. The agreement amounts to $50,000 per quarter.

9.    CONTINGENCIES

      The Company was named as one of several defendants in a suit filed in December 1996 alleging unfair competition and false advertising under California law. The plaintiff alleged that the defendants promoted and sold a certain product, the label and advertising materials for which contained incorrect information concerning the product's nutritional content. The Company is in the process of implementing the terms of a settlement that was agreed to in July 1998. On August 27, 1998, the plaintiff filed an application pursuant to the court order established by the settlement contending that the product was not manufactured and labeled in compliance with applicable law by virtue of the alleged inclusion of a minimal amount of cholesterol. The Company has opposed the application and a hearing is set for November 12, 1998.

      On April 24, 1997, the Company filed a lawsuit in the United States District Court for the District of Utah (Central Division) for a declaratory judgment that Pain Free(TM), a joint care product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. On June 30, 1997, Nutramax filed a counterclaim against the Company alleging that, through the manufacture and sale of a Company product, the Company was willfully infringing on one or more U.S. patents of Nutramax and also had contributorily and actively induced infringement on such patents. The counterclaim seeks treble damages as a result of the claimed willful and intentional nature of the alleged infringement. The litigation has been transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that twenty-two other entities had also infringed those patents, and is in discovery. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future manufacture and marketing of Pain Free(TM), which has become one of its best selling products, and could be required by the court to pay damages to Nutramax, which under certain circumstances could be trebled. Although the Company intends to vigorously oppose the counterclaim and believes that there will be no material liability, the imposition by the court of any of the foregoing could have a material adverse effect on the Company. On August 31, 1998, Nutramax filed a lawsuit in Maryland State Court against the Company and a Company employee alleging breaches by the Company and the employee of claimed confidentiality obligations the employee supposedly owed to Nutramax because Nutramax claims the employee was a consultant to Nutramax prior to being employed by the Company. The lawsuit was subsequently withdrawn without prejudice by Nutramax, which has indicated an intention to refile it.

      In addition, the Company is involved in other claims, potential unasserted claims and legal and administrative actions arising in the ordinary course of business. In management's judgment, the outcome of these other matters will not have a material adverse effect on the Company's financial position or results of operations and cash flows.

10.   SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

      In connection with the acquisition of Haleko, the Company assumed liabilities as follows:

Fair value of net assets acquired ..........................           $ 40,052
Cost in excess of fair value of
  net assets acquired ......................................             19,617
Cash paid, net of cash acquired ............................            (27,222)
                                                                       --------

Liabilities assumed ........................................           $ 32,447
                                                                       ========

11.   RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective June 1, 1998. For the three months ended August 31, 1998 and 1997, other comprehensive losses, net of tax, amounted to $601 and $152, respectively.

      Other recent standards of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These standards are not expected to have a material impact on the Company's financial statements.

12.   SUBSEQUENT DEVELOPMENTS

      On September 23, 1998, the Company announced its intentions to consolidate its Irwindale, California capsule and tablet manufacturing facility into the Company's Salt Lake City facility. The Company plans to either sell the assets of the Irwindale facility or cease operations at Irwindale by the end of its May 31, 1999 fiscal year. Certain excess overhead costs as well as upwards of $5 million in close-down costs are expected to be incurred, primarily during the Company's second and third quarters of fiscal 1999.

      On October 9, 1998, the Company announced that Richard B. Bizzaro resigned as President and Chief Executive Officer, effective immediately, to pursue other opportunities. The Company's Board of Directors has formed a committee to identify a new President and Chief Executive Officer. The committee is engaging a national executive search firm.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS. STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION STATEMENTS WHICH ARE PRECEDED BY, FOLLOWED BY OR INCLUDE THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "MAY," "SHOULD" OR SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS. MANY OF THE FACTORS THAT WILL DETERMINE THE COMPANY'S FUTURE RESULTS ARE BEYOND THE ABILITY OF THE COMPANY TO CONTROL OR PREDICT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

GENERAL

      Weider Nutrition International, Inc. is a manufacturer of branded and private label nutritional supplements. The Company manufactures a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. The Company markets its branded products in four principal categories: sports nutrition; vitamins, minerals and herbs; diet; and healthy snacks. The Company manufactures and markets approximately 1,400 products consisting of approximately 1,800 stock keeping units ("SKUs"). As a result of the Company's recent acquisition of Haleko, the Company has significantly expanded its operations outside the United States. The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)
(THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1997)

      The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                             THREE MONTHS ENDED AUGUST 31,
                                       ----------------------------------------
                                              1998                    1997
                                       -----------------      -----------------
                                                (dollars in thousands)

Net sales ........................     $67,946     100.0%     $53,515     100.0%
Cost of goods sold ...............      44,418      65.4       35,642      66.6
                                       -------     -----      -------     -----
Gross profit .....................      23,528      34.6       17,873      33.4
Operating expenses ...............      18,990      27.9       13,877      25.9
                                       -------     -----      -------     -----
Income from operations ...........       4,538       6.7        3,996       7.5
Other expense, net ...............       1,716       2.5        1,177       2.2
Provision for income taxes .......       1,115       1.7        1,127       2.1
                                       -------     -----      -------     -----
Net income .......................     $ 1,707       2.5%     $ 1,692       3.2%
                                       =======     =====      =======     =====

      NET SALES. Net sales for the three months ended August 31, 1998 increased $14.4 million, or 27.0%, to $67.9 million compared to $53.5 million for the three months ended August 31, 1997. Sales to mass volume retailers, health food distributors and retailers, beverage distributors together with international sales volume increased during the three months ended August 31, 1998 compared to the three months ended August 31, 1997. Private label sales decreased during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

      Sales to mass volume retailers increased approximately 34.6% to $28.5 million for the first quarter of fiscal 1999 compared to $21.2 million for the first quarter of fiscal 1998. The increase in sales to mass volume retailers was primarily the result of increased sales to existing accounts from the introduction of new branded products in fiscal 1998 and 1999. Sales of Pain Free(TM), introduced in fiscal 1998, amounted to $15.5 million for the first quarter of fiscal 1999. Sales to health food distributors and retailers increased approximately 49.6% to $11.0 million for the first quarter of fiscal 1999 compared to $7.4 million for the first quarter of fiscal 1998. Sales to health food distributors and retailers increased primarily as a result of increased sales of MetaForm(R) branded products. MetaForm brand product sales were $4.2 million for the three months ended August 31, 1998 compared to $0.3 million for the three months ended August 31, 1997. Sales to beverage distributors increased to $5.9 million for the first quarter of fiscal 1999 compared to $4.6 million during the first quarter of fiscal 1998. The increase in sales to beverage distributors resulted primarily from new product introductions at health clubs and gyms.

      Sales to international markets increased 141.9% to $11.0 million for the three months ended August 31,1998 compared to $4.5 million for the three months ended August 31, 1997. The increase in sales to international markets resulted primarily from the Company's acquisition of Haleko, consummated July 24, 1998. The Company's financial results for the first quarter of fiscal 1999 included Haleko's operating results for one month, which resulted in the inclusion of Haleko's $5.6 million in sales volume.

      Sales to private label customers decreased approximately 26.7% to $10.2 million for the first quarter of fiscal 1999 compared to $14.0 million for the first quarter of fiscal 1998. The decrease in sales was primarily a result of decreased volumes with certain existing customers. The decrease in other sales was primarily attributable to reduced volume with certain customers.

      The following table shows comparative net sales results categorized by distribution channel on an actual basis and as a percentage of net sales for the respective interim periods indicated (dollars in thousands):

                                            THREE MONTHS ENDED AUGUST 31,
                                    -------------------------------------------
                                            1998                     1997
                                    ------------------       ------------------
Mass volume retailers ........      $28,542       42.0%      $21,202       39.6%
Health food ..................       10,997       16.2         7,351       13.7
Private label ................       10,227       15.1        13,957       26.1
Beverage distributors ........        5,886        8.7         4,583        8.6
International markets ........       11,000       16.2         4,548        8.5
Other ........................        1,294        1.8         1,874        3.5
                                    -------      -----       -------      -----
      Total ..................      $67,946      100.0%      $53,515      100.0%
                                    =======      =====       =======      =====

      GROSS PROFIT. Gross profit increased approximately 31.6% to $23.5 million for the quarter ended August 31, 1998 compared to the quarter ended August 31, 1997. Gross profit as a percentage of net sales was 34.6% for the quarter ended August 31, 1998 compared to 33.4% for the quarter ended August 31, 1997. The gross profit percentage for the quarter ended August 31, 1997 was impacted by unexpected startup costs and delays associated with the June 1, 1997 opening of the Company's manufacturing and distribution facility in Salt Lake City, Utah. The gross profit percentage for the quarter ended August 31, 1998 increased to 34.6%, but it was impacted by certain unexpected sales returns and credits. The sales returns and credits were primarily due to extraordinary promotions, replacement of slow moving and other products, and manufacturing and packaging adjustments.

      OPERATING EXPENSES. Operating expenses, including selling and marketing, general and administrative, research and development, and amortization expense, increased approximately 36.8% to $19.0 million for the three months ended August 31, 1998 from $13.9 million for the three months ended August 31, 1997. Operating expenses, as a percentage of net sales were 27.9% for the three months ended August 31,1998 compared to 25.9% for the three months ended August 31, 1997. The increase in operating expenses, as a percentage of net sales, was primarily a result of additional selling and marketing costs.

      Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased approximately 40.1% to $12.4 million for the first quarter of fiscal 1999 compared to $8.8 million for the first quarter of fiscal 1998. The increase in selling and marketing expenses resulted primarily from increased advertising costs associated with new product introductions and personnel required to handle higher sales volumes.

      General and administrative expenses increased approximately 33.4% to $5.2 million for the quarter ended August 31, 1998 compared to $3.9 million for the quarter ended August 31, 1997. The increase in general and administrative expenses for the first quarter of fiscal 1999 resulted primarily from additional overhead costs associated with higher sales volumes and increased legal costs.

      Reasearch and development and amortization expenses, as a percentage of net sales, remained relatively constant for the three months ended August 31, 1998 compared to the three months ended August 31, 1997.

      OTHER EXPENSE. Other expense, net, amounted to $1.7 million for the quarter ended August 31, 1998 compared to $1.2 million for the quarter ended August 31, 1997. The net increase of approximately $.5 million resulted from increased interest costs associated with additional indebtedness incurred in connection with the acquisition of Haleko, purchases of property and equipment, and investments in securities available for sale.

      PROVISION FOR INCOME TAXES. Provision for income taxes remained constant at $1.1 million for the quarters ended August 31, 1998 and 1997, respectively, as income before income taxes remained constant for both quarterly periods.

      LIQUIDITY AND CAPITAL RESOURCES. Concurrent with the Company's IPO, effective May 1, 1997, the Company entered into an amended credit agreement (the "Credit Agreement") with General Electric Capital Corporation ("GECC"). The Credit Agreement is a $130.0 million senior secured, long-term credit facility that contains standard terms and conditions, including subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company, including the subsidiary that owns the Company's foreign subsidiaries. On August 31, 1998, the Company was technically not in compliance with an investment provision of the Credit Agreement which does not relate to financial covenants. The Company is in the process of obtaining, and expects to receive, a waiver of compliance and an amendment to the Credit Agreement relating to such provision. Borrowings available under the Credit Agreement are used for general working capital, to support capital expenditures, to effect acquisitions, if necessary, and for other investment considerations. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000. At August 31, 1998, the Company had approximately $28.0 million of available credit under the Credit Agreement.

      The Company had working capital of approximately $87.1 million at August 31, 1998 compared to $85.7 million at May 31, 1998. This increase resulted primarily from increased inventories and accounts receivable, substantially offset by increased short-term borrowings and other current obligations. Current inventories increased $18.0 million to $78.5 million as of August 31, 1998. All categories of inventory increased, primarily as a result of the acquisition of Haleko (approximately $10.0 million), the net sales growth, and the recent and/or planned introduction of new products. The increase in other current assets, and in short-term borrowings and other current liabilities primarily resulted from the acquisition of Haleko and general growth in the Company's operations.

      The Company's long-term borrowings increased approximately $38.7 million to $107.5 million at August 31, 1998 primarily as a result of the acquisition of Haleko, purchases of property and equipment, the investment in securities available for sale, and increased working capital.

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

      The Company paid a quarterly dividend of $0.0375 per share subsequent to August 31, 1998. The dividend was declared to be payable on September 15, 1998 to holders of all classes of common stock of record at the close of business on September 1, 1998. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company entered into the Credit Agreement which contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

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

YEAR 2000

      In fiscal 1998 the Company initiated a year 2000 compliance project (the "Year 2000 Project"). The Company has identified the Year 2000 Project as a priority and has allocated resources to it in an effort to minimize the the impact of year 2000 date related problems. The Company has assigned a senior level manager to oversee the Year 2000 Project and has retained the services of an outside year 2000 consulting firm. The scope of the Year 2000 Project encompasses the Company's traditional mainframe based application software, its midrange and personal computing platforms, and its embedded microprocessor systems. Furthermore, the Company is conducting a year 2000 compliance assessment of those of its suppliers, distributors and customers, whose relationship, in the Company's business judgment, is material. Although the Company's assessment of its year 2000 issues is not complete, the Company has made a preliminary determination of its critical and noncritical items.

      The Company's critical items include its JD Edwards accounting and manufacturing support software and its IBM AS/400 operating system. Each of these items have been certified by the vendor as year 2000 compliant. The Company is conducting tests to support these claims.

      Approximately $250,000 has been spent on the Year 2000 Project as of August 31, 1998. Additional expenditures of approximately $250,000 are estimated to complete the Year 2000 Project, although no assurance can be given that additional expenditures will not exceed such amounts. The Company is also in the process of evaluating year 2000 compliance by its major business partners, and is in the process of evaluating and formulating its contingency plans. Included in these contingency plans are backup power supply systems for computers, facilities and manufacturing. The Company continues to formulate these contingency plans for critical issues involving business partners, information processing and its manufacturing process. Although the Company is undertaking the Year 2000 Project, no assurance can be given that such a program will be able to solve the year 2000 issues applicable to the Company or that failure to solve will not have a material adverse effect on the Company.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            The Company was named as one of several defendants in a suit filed in December 1996 alleging unfair competition and false advertising under California law. The plaintiff alleged that the defendants promoted and sold a certain product, the label and advertising materials for which contained incorrect information concerning the product's nutritional content. The Company is in the process of implementing the terms of a settlement that was agreed to in July 1998. On August 27, 1998, the plaintiff filed an application pursuant to the court order established by the settlement contending that the product was not manufactured and labeled in compliance with applicable law by virtue of the alleged inclusion of a minimal amount of cholesterol. The Company has opposed the application and a hearing is set for November 12, 1998.

      On April 24, 1997, the Company filed a lawsuit in the United States District Court for the District of Utah (Central Division) for a declaratory judgment that Pain Free(TM), a joint care product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. On June 30, 1997, Nutramax filed a counterclaim against the Company alleging that, through the manufacture and sale of a Company product, the Company was willfully infringing on one or more U.S. patents of Nutramax and also had contributorily and actively induced infringement on such patents. The counterclaim seeks treble damages as a result of the claimed willful and intentional nature of the alleged infringement. The litigation has been transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that twenty-two other entities had also infringed those patents, and is in discovery. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future manufacture and marketing of Pain Free(TM), which has become one of its best selling products, and could be required by the court to pay damages to Nutramax, which under certain circumstances could be trebled. Although the Company intends to vigorously oppose the counterclaim and believes that there will be no material liability, the imposition by the court of any of the foregoing could have a material adverse effect on the Company. On August 31, 1998, Nutramax filed a lawsuit in Maryland State Court against the Company and a Company employee alleging breaches by the Company and the employee of claimed confidentiality obligations the employee supposedly owed to Nutramax because Nutramax claims the employee was a consultant to Nutramax prior to being employed by the Company. The lawsuit was subsequently withdrawn without prejudice by Nutramax, which has indicated an intention to refile it.

ITEM 2.     CHANGES IN SECURITIES.

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 5.     OTHER INFORMATION.

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits:

2.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schluter. (2)
2.2     Amendment Deed to Stock Purchase Agreement, dated July 24, 1998. (2)
2.3     Share Transfer Deed, dated July 24, 1998 1998. (2)
3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2     Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1 Amended and Restated Credit Agreement dated as of May 6, 1997 among Weider Nutrition International, Inc., certain subsidiaries,certain lenders and General Electric Capital Corporation. (3)
4.2 First Amendment to Amended and Restated Credit Agreement dated as of August 27, 1997 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.3 Second Amendment to Amended and Restated Credit Agreement dated as of February 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2    Agreement by and between Joseph Weider and Weider Health and Fitness (1)
10.3    1997 Equity Participation Plan of Weider Nutrition International, Inc.
        (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries (1)
10.5 Form of Employment Agreement between Weider Nutrition International, Inc. and Richard B. Bizzaro (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds (1)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc.(1)
10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited (1)
10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness, Bayonne Settlement and Ronald Corey(1)
10.11 Indemnification Agreement between Weider Nutrition Group, Inc. And Showa Denko America (1)
10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited (1)
21      Subsidiaries of Weider Nutrition International, Inc.(1)
27.1    Financial Data Schedule Summary (3)

-----------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-12929)and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3)     Filed herewith.
-----------------------

            (b) Reports on Form 8-K:

                Form 8-K was filed on August 10, 1998 in connection with the acquisition of Haleko Hanseatisches Lebensmittel Kontor GmbH ("Haleko"). An amendment to this Form 8-K was filed on October 8, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WEIDER NUTRITION INTERNATIONAL, INC.




Date: October 14, 1998              BY: /s/ ROBERT K. REYNOLDS
                                    --------------------------------------
                                       Robert K. Reynolds, Chief Operating
                                     Officer, Executive Vice President and
                                                 Director





Date: October 14, 1998              BY: /s/ STEPHEN D. YOUNG
                                    --------------------------------------
                                       Stephen D. Young, Chief Financial
                                    Officer, and Executive Vice President