Form 10-Q
period 1998-11-30
WEIDER NUTRITION INTERNATIONAL INC
filed 1999-01-14
CIK 1022368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -------------------------

                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____ TO ____.

                             COMMISSION FILE NUMBER:
                                     333-12929

                      WEIDER NUTRITION INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               87-0563574
      (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)


      2002 SOUTH 5070 WEST                             84104-4726
      SALT LAKE CITY, UTAH                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


             Registrant's telephone number, including area code:
                                (801) 975-5000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


The number of shares outstanding of the Registrant's common stock is 24,948,381 (as of December 31, 1998.)

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              November 30,    May 31,
ASSETS                                                           1998          1998
                                                              ---------    ---------
                                                             (unaudited)

Current assets:
  Cash and cash equivalents ...............................   $   1,997    $     684
  Receivables .............................................      62,356       55,204
  Inventories .............................................      81,558       60,523
  Prepaid expenses and other ..............................       5,430        3,193
  Deferred taxes ..........................................       3,941        3,896
                                                              ---------    ---------

      Total current assets ................................     155,282      123,500
                                                              ---------    ---------

Property and equipment, net ...............................      48,802       41,962
                                                              ---------    ---------

Other assets:
  Intangible assets, net ..................................      53,967       24,392
  Deposits and other assets ...............................      15,132       14,668
  Securities available for sale ...........................       2,949         --
  Notes receivable from officers related to
    stock performance units ...............................       3,977        3,987
  Deferred taxes ..........................................        --          1,231
                                                              ---------    ---------
      Total other assets ..................................      76,025       44,278
                                                              ---------    ---------
            Total assets ..................................   $ 280,109    $ 209,740
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................   $  28,558    $  26,359
  Accrued expenses ........................................      17,165        6,432
  Current portion of long-term debt .......................      15,516        1,554
  Income taxes payable ....................................        --          3,467
                                                              ---------    ---------
      Total current liabilities ...........................      61,239       37,812
                                                              ---------    ---------
Long-term debt ............................................     116,720       68,792
                                                              ---------    ---------

Deferred taxes ............................................       1,405         --
                                                              ---------    ---------


Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding        --           --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,260,949 and 9,048,349 ...................          92           91
  Class B common stock, par value $.01 per share; shares
    Authorized-25,000,000; shares issued and
    outstanding-15,687,432 ................................         157          157
  Additional paid-in capital ..............................      82,408       79,671
  Unrealized loss on securities available for sale ........      (1,230)        --
  Foreign currency translation ............................       1,528         (165)
  Retained earnings .......................................      17,790       23,382
                                                              ---------    ---------
      Total stockholders' equity ..........................     100,745      103,136
                                                              ---------    ---------
            Total liabilities and stockholders' equity ....   $ 280,109    $ 209,740
                                                              =========    =========

          See notes to condensed consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                 ------------------------------
                                                       1998              1997
                                                 ------------      ------------

Net sales ..................................     $     83,274      $     60,811

Cost of goods sold .........................           54,771            40,182
                                                 ------------      ------------

Gross profit ...............................           28,503            20,629
                                                 ------------      ------------

Operating expenses:
  Selling and marketing ....................           19,267            10,032
  General and administrative ...............            6,970             3,770
  Research and development .................            1,419               853
  Amortization of intangible assets ........              809               568
  Plant consolidation and transition .......            4,034              --
  Severance charges ........................            2,500              --
                                                 ------------      ------------

      Total operating expenses .............           34,999            15,223
                                                 ------------      ------------

Income (loss) from operations ..............           (6,496)            5,406
                                                 ------------      ------------

Other income (expense):
  Interest income ..........................              145                83
  Interest expense .........................           (2,618)           (1,135)
  Other ....................................             (211)             (247)
                                                 ------------      ------------

      Total ................................           (2,684)           (1,299)
                                                 ------------      ------------

Income (loss) before income taxes ..........           (9,180)            4,107

Provision for income taxes (benefit) .......           (3,740)            1,575
                                                 ------------      ------------

Net income (loss) ..........................     $     (5,440)     $      2,532
                                                 ============      ============

Weighted average shares outstanding:

  Basic ....................................       24,924,018        24,699,238
                                                 ============      ============

  Diluted ..................................       24,924,018        24,822,218
                                                 ============      ============

Net income (loss) per share:

  Basic ....................................     $      (0.22)     $       0.10
                                                 ============      ============

  Diluted ..................................     $      (0.22)     $       0.10
                                                 ============      ============

Comprehensive income (loss) ................     $     (4,540)     $      2,659
                                                 ============      ============


          See notes to condensed consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                            NOVEMBER 30,
                                                 ------------------------------
                                                       1998              1997
                                                 ------------      ------------

Net sales ..................................     $    151,220      $    114,326

Cost of goods sold .........................           99,189            75,823
                                                 ------------      ------------

Gross profit ...............................           52,031            38,503
                                                 ------------      ------------

Operating expenses:
  Selling and marketing ....................           31,618            18,806
  General and administrative ...............           12,137             7,644
  Research and development .................            2,266             1,582
  Amortization of intangible assets ........            1,433             1,069
  Plant consolidation and transition .......            4,034              --
  Severance charges ........................            2,500              --
                                                 ------------      ------------

      Total operating expenses .............           53,988            29,101
                                                 ------------      ------------

Income (loss) from operations ..............           (1,957)            9,402
                                                 ------------      ------------

Other income (expense):
  Interest income ..........................              302               204
  Interest expense .........................           (4,313)           (2,284)
  Other ....................................             (389)             (397)
                                                 ------------      ------------

      Total ................................           (4,400)           (2,477)
                                                 ------------      ------------

Income (loss) before income taxes ..........           (6,357)            6,925

Provision for income taxes (benefit) .......           (2,624)            2,701
                                                 ------------      ------------

Net income (loss) ..........................     $     (3,733)     $      4,224
                                                 ============      ============

Weighted average shares outstanding:

  Basic ....................................       24,857,348        24,699,238
                                                 ============      ============

  Diluted ..................................       24,857,348        24,981,157
                                                 ============      ============

Net income (loss) per share:

  Basic ....................................     $      (0.15)     $       0.17
                                                 ============      ============

  Diluted ..................................     $      (0.15)     $       0.17
                                                 ============      ============

Comprehensive income (loss) ................     $     (3,270)     $      4,376
                                                 ============      ============

          See notes to condensed consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                              NOVEMBER 30,
                                                          ---------------------
                                                             1998        1997
                                                          --------     --------

Cash flows from operating activities:
  Net income (loss) ..................................    $ (3,733)    $  4,224
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Provision for bad debts ........................         660          451
      Deferred taxes .................................         269        1,381
      Depreciation, amortization and
       asset impairment ..............................       7,559        3,656
      Loss on disposition of equipment ...............          65         --
  Changes in operating assets and liabilities-net
    of assets acquired:
      Receivables ....................................       3,977          922
      Inventories ....................................     (11,585)     (10,326)
      Prepaid expenses and other .....................        (583)         102
      Deposits and other assets ......................       2,599          375
      Accounts payable ...............................        (656)      (2,251)
      Accrued expenses ...............................      (5,086)      (2,262)
                                                          --------     --------

        Net cash used in operating activities ........      (6,514)      (3,728)
                                                          --------     --------

Cash flows from investing activities:
  Issuance of common stock ...........................         139         --
  Dividends paid .....................................      (1,860)      (1,853)
  Proceeds from long-term debt .......................      46,135       15,583
  Payments on long-term debt .........................      (1,073)      (1,464)
                                                          --------     --------

        Net cash provided by financing activities ....      43,341       12,266
                                                          --------     --------

Cash flows from investing activities:
  Acquisition, net of cash ...........................     (24,668)        --
  Purchase of property and equipment .................      (6,443)      (5,518)
  Proceeds from disposition of equipment .............       1,364         --
  Change in officers' notes receivable ...............          10       (3,388)
  Investment in securities available for sale ........      (4,998)        --
                                                          --------     --------


        Net cash used in investing activities ........     (34,735)      (8,906)
                                                          --------     --------

Effect of exchange rate changes on cash ..............        (779)         285
                                                          --------     --------

Increase (decrease) in cash and cash equivalents .....       1,313          (83)

Cash and cash equivalents, beginning of period .......         684        1,259
                                                          --------     --------

Cash and cash equivalents, end of period .............    $  1,997     $  1,176
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

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND OTHER MATTERS

      The accompanying unaudited interim consolidated financial statements ("interim financial statements") do not include all disclosures provided in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Weider Nutrition International, Inc. (the "Company") Annual Report on Form 10-K for the year ended May 31, 1998 as filed with the Securities and Exchange Commission. The May 31, 1998 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF").

      In the opinion of the Company, the accompanying interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current interim period presentation.

2. SIGNIFICANT TRANSACTIONS

      On July 24, 1998, the Company acquired 100% of the outstanding shares of Haleko Hanseatisches Lebensmittle Kontor GmbH, a corporation organized under the laws of Germany ("Haleko"). Haleko, the largest sports nutrition company in Europe, had sales of approximately $65 million for the twelve months ending May 31, 1998. The purchase price was comprised of $25.2 million in cash, 200,000 shares of Class A common stock (@ $13.00 per share), and up to an $8 million earnout contingent on future financial performance. In addition, $16 million in long-term debt was assumed and $5 million in acquisition related capital costs are expected, but not finalized, at November 30, 1998. Final determination of these costs will occur by the end of the Company's May 31, 1999 fiscal year. The cash portion of the purchase price was financed with funds available under the Company's credit facility. The additional acquisition related costs will also be financed with funds available under the credit facility.

      The acquisition was accounted for as a purchase and recorded during the Company's quarter ended August 31, 1998. The excess of the purchase price over the estimated fair value of the acquired net assets (approximately $21.0 million) was recorded as goodwill.

      The following unaudited pro forma results of operations of the Company give effect to the acquisition of Haleko as though the transaction had occurred on June 1, 1997.
                                                          SIX MONTHS ENDED
                                                             NOVEMBER 30,
                                                      --------------------------
                                                         1998             1997
                                                      ---------        ---------

Net sales .....................................       $ 163,680        $ 142,872
Operating income (loss) .......................          (1,264)           9,635
Net income (loss) .............................          (3,716)           3,623
Diluted earnings (loss) per share .............           (0.15)            0.15

               WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

      In September 1998, the Company announced its intention to consolidate all capsule and tablet manufacturing into the Company's Utah facility during the second and third quarters of fiscal 1999. This consolidation and transition was substantially completed by November 30, 1998 and, accordingly, certain charges associated with the consolidation were recognized during the quarter ended November 30, 1998. Aggregate costs, including asset impairment, severance, lease buy-out and inventory related charges, totaling $4.0 million were recognized during the second quarter of fiscal 1999. Additional transition related costs totaling approximately $1 million are expected in the third quarter of fiscal 1999.

      In October 1998, the Company announced the resignation of Richard B. Bizzaro as President and Chief Executive Officer. In conjunction with this resignation, and the termination of approximately twenty employees, the Company recognized severance related charges of approximately $2.5 million during the second quarter of fiscal 1999.

3. RECEIVABLES

      Receivables consist of the following:
                                                      November 30,  May 31,
                                                         1998        1998
                                                       --------    --------
      Trade accounts ...............................   $ 58,283    $ 54,164
      Income taxes .................................      2,929        --
      Other ........................................      2,719       1,331
                                                       --------    --------
                                                         63,931      55,495
      Less allowance for doubtful accounts .........     (1,575)       (291)
                                                       --------    --------
                                                       $ 62,356    $ 55,204
                                                       ========    ========
4. INVENTORIES

      Inventories consist of the following:
                                                      November 30,  May 31,
                                                         1998        1998
                                                       --------    --------
      Raw materials ................................   $ 24,930    $ 23,226
      Work in process ..............................      2,781       3,613
      Finished goods ...............................     53,847      33,684
                                                       --------    --------
                  Total ............................   $ 81,558    $ 60,523
                                                       ========    ========

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

5.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                               November 30,   May 31,
                                                  1998         1998
                                                --------    --------
      Cost in excess of fair value
        of net assets acquired (goodwill)       $ 53,637    $ 28,685
      Patents and trademarks ............         10,985       4,933
      Noncompete agreements .............            228         214
                                                --------    --------
                                                  64,850      33,832

      Less accumulated amortization .....        (10,883)     (9,440)
                                                --------    --------
          Total .............................   $ 53,967    $ 24,392
                                                ========    ========

      Certain pre-acquisition contingent costs associated with the acquisition of Haleko have been estimated at November 30, 1998. As these costs become finalized, amounts allocated to goodwill may be adjusted.

6.   INVESTMENT IN SECURITIES AVAILABLE FOR SALE

      During the six months ended November 30, 1998, the Company invested in certain "available-for-sale" securities. In accordance with SFAS No. 115, these securities are recorded at fair value with the accompanying unrealized holding losses, net of income tax benefits, reflected as a separate component of stockholders' equity. The original cost of the investment amounted to $4,998 as of November 30, 1998.

7.   OPERATIONS BY GEOGRAPHIC AREA

      As a result of the Company's recent acquisition of Haleko, the Company has significantly expanded its operations outside the United States. The following information has been summarized by primary geographic area of operations:

                                             IDENTIFIABLE ASSETS
                                          -----------------------
                                         NOVEMBER 30,   MAY 31,
                                            1998         1998
                                          ---------    ---------
              United States ...........   $ 251,929    $ 212,113
              Germany .................      63,974         --
              Europe-other ............       9,030        7,698
              Canada ..................         692          768
              Intercompany eliminations     (45,516)     (10,839)
                                          ---------    ---------
                                          $ 280,109    $ 209,740
                                          =========    =========

      For the six months ended November 30:

                          NET SALES            OPERATING INCOME(LOSS)
                   ----------------------    ----------------------
                      1998         1997         1998         1997
                   ---------    ---------    ---------    ---------
United States .... $ 121,466    $ 108,666    $  (3,105)   $   9,540
Germany ..........    25,111         --          1,395         --
Europe-other .....     5,236        5,076          (56)          37
Canada ...........       449          584         (191)        (175)
Intercompany
 eliminations ....    (1,042)        --           --           --
                   ---------    ---------    ---------    ---------
                   $ 151,220    $ 114,326    $  (1,957)   $   9,402
                   =========    =========    =========    =========

8.    SALES TO MAJOR CUSTOMERS

      The Company's largest customers, General Nutrition Center ("GNC"), Wal-Mart, and Costco, accounted for approximately 12%, 16%, and 14%, respectively, of net sales for the six months ended November 30, 1998, and 11%, 17%, and 7%, respectively, for the six months ended November 30, 1997. At November 30, 1998 and May 31, 1998, amounts due from these customers represented approximately 43.8% and 49.6%, respectively, of total trade accounts receivable.

9.    RELATED PARTY TRANSACTIONS

      Effective June 1, 1998, the Company agreed to participate in the sponsorship of certain body builder contracts, as a marketing resource, with WHF. The agreement amounts to $50 per quarter.

10.   CONTINGENCIES

      On April 24, 1997, the Company filed a lawsuit in the United States District Court for the District of Utah (Central Division) for a declaratory judgment that Pain Free, a joint care product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. On June 30, 1997, Nutramax filed a counterclaim against the Company alleging that, through the manufacture and sale of a Company product, the Company was willfully infringing on one or more U.S. patents of Nutramax and also had contributorily and actively induced infringement on such patents. The counterclaim seeks treble damages as a result of the claimed willful and intentional nature of the alleged infringement. The litigation has been transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that twenty-two other entities had also infringed those patents, and is in discovery. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future manufacture and marketing of Pain Free, which has become one of its best selling products, and could be required by the court to pay damages to Nutramax, which under certain circumstances could be trebled. Although the Company intends to vigorously oppose the counterclaim and believes that there will be no material liability, the imposition by the court of any of the foregoing could have a material adverse effect on the Company. On August 31, 1998, Nutramax filed a lawsuit in Maryland State Court against the Company and a Company employee alleging breaches by the Company and the employee of claimed confidentiality obligations the employee supposedly owed to Nutramax because Nutramax claims the employee was a consultant to Nutramax prior to being employed by the Company. The lawsuit was withdrawn without prejudice by Nutramax, but was refiled in November 1998. The Company disputes the allegations and will vigorously oppose the lawsuit.

      The Company was named as one of several defendants in a suit filed in December 1996 alleging unfair competition and false advertising under California law. A settlement with regard to the suit was agreed to in July 1998. In August 1998, the plaintiff filed an application pursuant to the court order established by the settlement contending that the product was not manufactured and labeled in compliance with applicable law by virtue of the alleged inclusion of a minimal amount of cholesterol, which application was opposed by the Company. In November 1998, the parties resolved all matters with respect to such application.

      The Company received an access letter from the Federal Trade Commission ("FTC") regarding the Company's advertising with respect to the Company's PhenCal products. After discussions between the Company and the FTC concerning the Company's scientific substantiation supporting the advertising claims, the FTC forwarded a proposed consent order to the Company which provides for, among other items, injunctive relief prohibiting the Company from making certain diet and weight loss claims for its products without adequate scientific substantiation. The proposed consent order is currently the subject of negotiation between the FTC and the Company. The Company is unable to predict whether it will be able to reach a negotiated settlement of this matter. No assurance can be given that any imposition of injunctive relief in resolving this matter would not have a material adverse effect on the Company.

      In April 1998, Premier Direct, Inc. filed a lawsuit in the United States District Court for the Southern District of Florida (Fort Lauderdale Division) alleging that Pain Free, a joint care product of the Company, infringes upon Premier Direct's alleged "Pain-Free HP" trademark, which Premier Direct uses with respect to a topical analgesic. The lawsuit seeks to prohibit the Company from using the name Pain Free and seeks punitive damages. In June 1998, the lawsuit was dismissed without prejudice with leave for Premier Direct to file an amended complaint. Premier filed an amended complaint and, after certain motions by the parties, the Court permitted the lawsuit to continue. In November 1998, Premier filed a motion for preliminary injunction to prevent the Company from advertising with respect to Pain Free. The Company has until February 15, 1999 to file its opposition to Premier's motion for preliminary injunction. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future use of the name Pain Free and could be required by the court to pay damages to Premier. Although the Company intends to vigorously oppose the allegations by Premier, the imposition by the court of any of the foregoing could have a material adverse effect on the Company.

      In addition, the Company is involved in other claims, potential unasserted claims and legal and administrative actions arising in the ordinary course of business. In management's judgment, the outcome of these other matters will not have a material adverse effect on the Company's financial position or results of operations and cash flows.

11.   SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

      In connection with the acquisition of Haleko, the Company assumed liabilities as follows:

                  Fair value of assets acquired .   $ 38,557
                  Cost in excess of fair value of
                    net assets acquired .........     21,053
                  Issuance of common stock ......    ( 2,600)
                  Cash paid, net of cash acquired    (24,668)
                                                    --------
                  Liabilities assumed ...........   $ 32,342
                                                    ========

12.   RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective June 1, 1998. For the six months ended November 30, 1998 and 1997, other comprehensive income, net of tax, amounted to $463 and $152, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS. STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION STATEMENTS WHICH ARE PRECEDED BY, FOLLOWED BY OR INCLUDE THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "MAY," "SHOULD" OR SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS. MANY OF THE FACTORS THAT WILL DETERMINE THE COMPANY'S FUTURE RESULTS ARE BEYOND THE ABILITY OF THE COMPANY TO CONTROL OR PREDICT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

      IMPORTANT FACTORS THAT MAY EFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, PRODUCT DEVELOPMENT, CHANGES IN LAW AND REGULATIONS, CUSTOMER DEMAND, LITIGATION, AVAILABILITY OF FUTURE FINANCING, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT.

GENERAL

      Weider Nutrition International, Inc. is a manufacturer of branded and private label nutritional supplements. The Company manufactures a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. The Company markets its branded products in four principal categories: sports nutrition; vitamins, minerals and herbs; diet; and healthy snacks. The Company manufactures and markets approximately 1,200 stock keeping units ("SKUs"). As a result of the Company's recent acquisition of Haleko, the Company has significantly expanded its operations outside the United States. The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)
(THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

      The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                         THREE MONTHS ENDED NOVEMBER 30,
                                     --------------------------------------
                                            1998                  1997
                                     -----------------     ----------------
                                               (dollars in thousands)

Net sales ........................   $ 83,274    100.0%    $ 60,811   100.0%
Cost of goods sold ...............     54,771     65.8       40,182    66.1
                                     --------    -----     --------   -----
Gross profit .....................     28,503     34.2       20,629    33.9
                                     --------    -----     --------   -----
Operating expenses ...............     28,465     34.2       15,223    25.0
Plant consolidation and
  transition .....................      4,034      4.8         --      --
Severance charges ................      2,500      3.0         --      --
                                     --------    -----     --------   -----

Total operating expenses .........     34,999     42.0       15,223    25.0
                                     --------    -----     --------   -----
Income (loss)from operations .....     (6,496)    (7.8)       5,406     8.9
Other expense, net ...............      2,684      3.2        1,299     2.1
Income taxes (benefit) ...........     (3,740)    (4.5)       1,575     2.6
                                     --------    -----     --------   -----
Net income (loss).................   $ (5,440)    (6.5)%   $  2,532     4.2%
                                     ========    =====     ========   =====

      NET SALES. Net sales for the three months ended November 30, 1998 increased $22.5 million, or 36.9%, to $83.3 million from $60.8 million for the three months ended November 30, 1997. Sales to mass volume retailers, health food distributors and retailers, together with international sales volume increased during the three months ended November 30, 1998 compared to the three months ended November 30, 1997. Beverage distributor and private label sales decreased during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998.

      Second quarter fiscal 1999 sales to mass volume retailers increased approximately 15.7% to $30.5 million from second quarter fiscal 1998 of $26.4 million. The increase in sales to mass volume retailers was primarily the result of increased sales to existing accounts from the introduction of new branded products in fiscal 1998 and 1999. Sales of Pain Free amounted to $13.4 million for the second quarter of fiscal 1999. Sales to health food distributors and retailers increased approximately 21.5% to $10.5 million for the fiscal 1999 second quarter compared to $8.6 million for the fiscal 1998 second quarter. Sales to health food distributors and retailers increased primarily as a result of increased sales of MetaForm (Registered Trademark) branded products. MetaForm (Registered Trademark) brand product sales were $5.4 million for the three months ended November 30, 1998 compared to $1.0 million for the three months ended November 30, 1997.

      Sales to international markets increased 446.9% to $22.2 million for the three months ended November 30, 1998 compared to $4.1 million for the three months ended November 30, 1997. The increase in sales to international markets resulted primarily from the Company's acquisition of Haleko in July 1998. The Company's financial results for the second quarter of fiscal 1999 included Haleko's operating results for three months, which consisted of $19.5 million in sales.

      Sales to beverage distributors decreased to $5.8 million for the second quarter of fiscal 1999 compared to $7.1 million during the second quarter of fiscal 1998. The decrease in sales to beverage distributors resulted primarily from the timing of certain shipments. Sales to private label customers decreased approximately 6.3% to $13.0 million for the second quarter of fiscal 1999 compared to $13.9 million for the second quarter of fiscal 1998. The decrease in private label sales is primarily the result of the Company's decision to limit private label business to only those customers who have, or may in the future have, other business relationships with the Company. The increase in other sales was primarily attributable to increased volume with certain customers.

      The following table shows comparative net sales results categorized by distribution channel on an actual basis and as a percentage of net sales for the respective interim periods indicated:

                                           THREE MONTHS ENDED NOVEMBER 30,
                                    -------------------------------------------
                                           1998                      1997
                                    ------------------       ------------------
                                               (dollars in thousands)

Mass volume retailers ........      $30,513       36.6%      $26,378       43.4%
Health food ..................       10,504       12.6         8,642       14.2
Private label ................       13,047       15.7        13,917       22.9
Beverage distributors ........        5,821        7.0         7,127       11.7
International markets ........       22,199       26.7         4,059        6.7
Other ........................        1,190        1.4           688        1.1
                                    -------      -----       -------      -----
      Total ..................      $83,274      100.0%      $60,811      100.0%
                                    =======      =====       =======      =====

      GROSS PROFIT. Gross profit increased approximately 38.2% to $28.5 million for the quarter ended November 30, 1998 compared to the quarter ended November 30, 1997. Gross profit, as a percentage of net sales, was 34.2% for the quarter ended November 30, 1998 compared to 33.9% for the quarter ended November 30, 1997. The gross profit percentage for the quarter ended November 30, 1997 was impacted by unexpected startup costs and delays associated with the June 1, 1997 opening of the Company's manufacturing and distribution facility in Salt Lake City, Utah. The gross profit percentage for the quarter ended November 30, 1998 increased to 34.2% primarily as a result of the significant increase in higher margin international sales, offset primarily by certain unexpected sales returns and credits, and inventory related costs. The sales returns and credits were primarily due to the replacement of slow moving products. The inventory costs primarily consisted of provisions for adjustments to net realizable value.

      OPERATING EXPENSES. Operating expenses, including charges for plant consolidation and transition expenses and certain severance costs, increased approximately 129.9% to $35.0 million for the fiscal 1999 second quarter from $15.2 million for the fiscal 1998 second quarter. During the fiscal 1999 second quarter the Company substantially completed the consolidation of capsule and tablet manufacturing to its Utah facility. In conjunction with the closing of the Company's Irwindale, California capsule and tablet facility, the Company recognized approximately $4.0 million in net consolidation and transition related costs. In addition, during the second quarter of fiscal 1999, the Company recognized $2.5 million in severance costs related to the departure of the former CEO and the termination of approximately twenty employees.

      Operating expenses, excluding the costs noted above, increased approximately 87.0% to $28.5 million for the three months ended November 30, 1998 from $15.2 million for the three months ended November 30, 1997. Operating expenses, as a percentage of net sales, were 34.2% for the quarter ended November 30, 1998 compared to 25.0% for the quarter ended November 30, 1997. The increase in operating expenses, as a percentage of net sales, was primarily a result of incremental selling and marketing costs, including advertising and promotional expenses, the impact of the unexpected sales returns, and higher operating expenses associated with the increase in international sales due to the acquisition of Haleko.

      Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased approximately 92.1% to $19.3 million for the fiscal 1999 second quarter from $10.0 million for the fiscal 1998 second quarter. The increase in selling and marketing expenses resulted primarily from the acquisition of Haleko, increased advertising and promotion costs associated with new product introductions and personnel costs required to handle higher sales volumes.

      General and administrative expenses increased approximately 84.9% to $7.0 million for the quarter ended November 30, 1998 compared to $3.8 million for the quarter ended November 30, 1997. The increase in general and administrative expenses for the second quarter of fiscal 1999 resulted primarily from the acquisition of Haleko, additional overhead costs associated with higher sales volumes, and increased legal costs.

      Research and development expense increased $.6 million during the quarter ended November 30, 1998 from the quarter ended November 30, 1997, primarily as a result of incremental product testing related costs and the acquisition of Haleko. The increase in amortization expense resulted from the acquisition of Haleko.

      OTHER EXPENSE. Other expense, net, amounted to $2.7 million for the quarter ended November 30, 1998 compared to $1.3 million for the quarter ended November 30, 1997. The net increase of approximately $1.4 million resulted from increased interest costs associated with additional indebtedness incurred in connection with the acquisition of Haleko, purchases of property and equipment, increased working capital and investments in securities available for sale, together with an overall higher effective borrowing rate.

      PROVISION FOR INCOME TAXES (BENEFIT). The Company recognized an income tax benefit during the second quarter of fiscal 1999 as a result of the pre-tax loss. The Company's overall effective tax rate is higher in fiscal 1999, than in fiscal 1998, primarily as a result of the Haleko acquisition.

(SIX MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO SIX MONTHS
ENDED NOVEMBER 30, 1997)

      NET SALES. Net sales for the six months ended November 30, 1998 increased $36.9 million, or 32.3%, to $151.2 million from $114.3 million for the six months ended November 30, 1997. Sales to mass volume retailers, health food distributors and retailers, and sales in international markets increased during the six months ended November 30, 1998 compared to the six months ended November 30, 1997. Sales to mass volume retailers increased approximately 24.1% to $59.1 million in the first six months of fiscal 1999 from $47.6 million for the first six months of fiscal 1998.

The increase in sales to mass volume retailers resulted primarily from sales of new products. Sales of Pain Free amounted to approximately $29.0 million for the first six months of fiscal 1999.

      Sales to health food distributors and retailers increased approximately 34.4% to $21.5 million for the first six months of fiscal 1999 compared to $16.0 million for the first six months of fiscal 1998. The increase in sales resulted primarily from increased "branded" product volumes with certain customers. Comparable WNI-branded sales to GNC (excluding private label) amounted to approximately $10.9 million and $5.6 million, respectively, for the six month periods ended November 30, 1998 and 1997.

      Sales to international markets increased 285.7% to $33.2 million for the six months ended November 30, 1998 from $8.6 million for the six months ended November 30, 1997. The increase in sales to international markets resulted primarily from the Company's acquisition of Haleko.

      Sales to private label customers decreased approximately 16.5% to $23.3 million for the six months ended November 30, 1998 from $27.9 million for the six months ended November 30, 1997. The decrease in private label sales resulted from reduced volumes with certain customers. This reduction is primarily the result of the Company's decision to limit private label business to only those customers who have, or may in the future have, other business relationships with the Company. Sales to beverage distributors remained relatively constant for the six month periods ending November 30, 1998 and 1997, respectively.

      GROSS PROFIT. Gross profit increased approximately 35.1% to $52.0 million for the six months ended November 30, 1998 from $38.5 million for the six months ended November 30, 1997. Gross profit, as a percentage of net sales, was 34.4% for the six months ended November 30, 1998 compared to 33.7% for the six months ended November 30, 1997. The increase in gross profit percentage resulted primarily from a significant increase in higher margin international sales, offset somewhat by certain unexpected sales returns and inventory related costs.

      OPERATING EXPENSES. Operating expenses increased approximately 85.5% to $54.0 million during the six months ended November 30, 1998 from $29.1 million for the six months ended November 30, 1997. During the second quarter of fiscal 1999, the Company, as noted previously, recognized certain costs for the consolidation of its capsule and tablet facilities and the resignation and/or termination of personnel. Excluding these costs, operating expenses increased approximately $18.4 million, or 63.1%, during the first six months of fiscal 1999. Operating expenses, as a percentage of net sales, were 31.4% for the six months ended November 30, 1998 compared to 25.5% (excluding the aforementioned costs) for the six months ended November 30, 1997. The increase in operating expenses, as a percentage of net sales, resulted primarily from incremental selling and marketing costs, the acquisition of Haleko, and the impact of unexpected sales returns and credits recognized during the first six months of fiscal 1999.

      OTHER EXPENSE. Other expense, net, amounted to $4.4 million for the six months ended November 30, 1998 compared to $2.5 million for the six months ended November 30, 1997. The net increase of approximately $1.9 million resulted primarily from increased interest costs associated with greater indebtedness and a higher overall effective borrowing rate for fiscal 1999 in comparison to fiscal 1998.

      PROVISION FOR INCOME TAXES (BENEFIT). The Company recognized an income tax benefit for the first six months of fiscal 1999 as a result of the pretax loss. The Company's overall effective tax rate is higher in fiscal 1999, in comparison to fiscal 1998, primarily as a result of a greater effective tax rate associated with Haleko's operating results.

      LIQUIDITY AND CAPITAL RESOURCES. Concurrent with the Company's IPO, effective May 1, 1997, the Company entered into an amended credit agreement (and as subsequently amended, the "Credit Agreement") with General Electric Capital Corporation ("GECC"). The Credit Agreement is a $130.0 million senior secured, long-term credit facility that contains standard terms and conditions, including subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company, including the subsidiary that owns the Company's foreign subsidiaries. Borrowings available under the Credit Agreement are used for general working capital, to support capital expenditures, to effect acquisitions, if necessary, and for other investment considerations. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000. At November 30, 1998, the Company had approximately $18.8 million of available credit under the Credit Agreement.

      The Company had working capital of approximately $94.0 million at November 30, 1998 compared to $85.7 million at May 31, 1998. The increase resulted primarily from increased inventories and accounts receivable, substantially offset by increased short-term borrowings and other current obligations. Current inventories increased $21.0 million to $81.6 million as of November 30, 1998. Inventories increased primarily as a result of the acquisition of Haleko (approximately $11.4 million), the net sales growth, and the recent and/or planned introduction of new products. The increase in other current assets, and in short-term borrowings and other current liabilities, resulted primarily from the acquisition of Haleko and general growth in the Company's operations.

      During the first six months of fiscal 1999, the Company's long-term borrowings increased approximately $47.9 million to $116.7 million at November 30, 1998 primarily as a result of the acquisition of Haleko, purchases of property and equipment, the investment in securities available for sale, and increased working capital.

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

      The Company paid a quarterly dividend of $0.0375 per share subsequent to November 30, 1998. The dividend was declared to be payable on December 31, 1998 to holders of all classes of common stock of record at the close of business on December 23, 1998. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

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

      YEAR 2000. In fiscal 1998 the Company initiated a year 2000 compliance project (the "Year 2000 Project"). The Company identified the Year 2000 Project as a priority and has allocated resources to it in an effort to minimize the impact of year 2000 date related problems. The Company has assigned a senior level manager to oversee the Year 2000 Project and has retained the services of an outside year 2000 consulting firm. The scope of the Year 2000 Project encompasses the Company's traditional mainframe based application software, its midrange and personal computing platforms, and its embedded microprocessor systems. Furthermore, the Company is conducting a year 2000 compliance assessment of those of its suppliers, distributors and customers, whose relationship, in the Company's business judgment, is material. Although the Company's assessment of its year 2000 issues is not complete, the Company has made a preliminary determination of its critical and non-critical items.

      The Company's critical items include its JD Edwards accounting and manufacturing support software and its IBM AS/400 operating system. Each of these items has been certified by the vendor as year 2000 compliant. The Company is conducting tests to support these claims.

      Approximately $300,000 has been spent on the Year 2000 Project as of November 30, 1998. Additional expenditures of approximately $200,000 are estimated to complete the Year 2000 Project, although no assurance can be given that additional expenditures will not exceed such amounts. The Company is also in the process of evaluating year 2000 compliance by its major business partners, and is in the process of evaluating and formulating its contingency plans. Included in these contingency plans are backup power supply systems for computers, facilities and manufacturing. The Company continues to formulate these contingency plans for critical issues involving business partners, information processing and its manufacturing process. Although the Company is undertaking the Year 2000 Project, no assurance can be given that such a program will be able to solve the year 2000 issues applicable to the Company or that failure to solve will not have a material adverse effect on the Company.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            On April 24, 1997, the Company filed a lawsuit in the United States District Court for the District of Utah (Central Division) for a declaratory judgment that Pain Free, a joint care product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. On June 30, 1997, Nutramax filed a counter claim against the Company alleging that, through the manufacture and sale of a Company product, the Company was willfully infringing on one or more U.S. patents of Nutramax and also had contributorily and actively induced infringement on such patents. The counterclaim seeks treble damages as a result of the claimed willful and intentional nature of the alleged infringement. The litigation has been transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that twenty-two other entities has also infringed those patents, and is in discovery. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future manufacture and marketing of Pain Free, which has become one of its best selling products, and could be required by the court to pay damages to Nutramax, which under certain circumstances could be trebled. Although the Company intends to vigorously oppose the counterclaim and believes that there will be no material liability, the imposition by the court of any of the foregoing could have a material adverse effect on the Company. On August 31, 1998, Nutramax filed a lawsuit in Maryland State Court against the Company and a Company employee alleging breaches by the Company and the employee of claimed confidentiality obligations the employee supposedly owed to Nutramax because Nutramax claims the employee was a consultant to Nutramax prior to being employed by the Company. The lawsuit was withdrawn without prejudice by Nutramax, but was refiled in November 1998. The Company disputes the allegations and will vigorously oppose the lawsuit.

            The Company was named as one of several defendants in a suit filed in December 1996 alleging unfair competition and false advertising under California law. A settlement with regard to the suit was agreed to in July 1998. In August 1998, the plaintiff filed an application pursuant to the court order established by the settlement contending that the product was not manufactured and labeled in compliance with applicable law by virtue of the alleged inclusion of a minimal amount of cholesterol, which application was opposed by the Company. In November 1998, the parties resolved all matters with respect to such application.

      The Company received an access letter from the Federal Trade Commission ("FTC") regarding the Company's advertising with respect to the Company's PhenCal products. After discussions between the Company and the FTC concerning the Company's scientific substantiation supporting the advertising claims, the FTC forwarded a proposed consent order to the Company which provides for, among other items, injunctive relief prohibiting the Company from making certain diet and weight loss claims for its products without adequate scientific substantiation. The proposed consent order is currently the subject of negotiation between the FTC and the Company. The Company is unable to predict whether it will be able to reach a negotiated settlement of this matter. No assurance can be given that any imposition of injunctive relief in resolving this matter would not have a material adverse effect on the Company.

      In April 1998, Premier Direct, Inc. filed a lawsuit in the United States District Court for the Southern District of Florida (Fort Lauderdale Division) alleging that Pain Free, a joint care product of the Company, infringes upon Premier Direct's alleged "Pain-Free HP" trademark, which Premier Direct uses with respect to a topical analgesic. The lawsuit seeks to prohibit the Company from using the name Pain Free and seeks punitive damages. In June 1998, the lawsuit was dismissed without prejudice with leave for Premier Direct to file an amended complaint. Premier filed an amended complaint and, after certain motions by the parties, the Court permitted the lawsuit to continue. In November 1998, Premier filed a motion for preliminary injunction to prevent the Company from advertising with respect to Pain Free. The Company has until February 15, 1999 to file its opposition to Premier's motion for preliminary injunction. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future use of the name Pain Free and could be required by the court to pay damages to Premier. Although the Company intends to vigorously oppose the allegations by Premier, the imposition by the court of any of the foregoing could have a material adverse effect on the Company.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

            The Company's Annual Meeting of Shareholders was held on October 29, 1998. The holders of 9,224,406 shares of Class A Common Stock and 156,874,320 shares of Class B Common Stock (10 to 1 voting rights) were entitled to vote at the Annual Meeting. There were present, in person or by proxy, aggregate holders of 163,779,465 shares of Common Stock (98.60% of the shares entitled to vote). The following individuals were elected as Directors of the Company to serve until the 1999 Annual Meeting by the following votes:

                                        FOR           WITHHELD AUTHORITY
                                    -----------       ------------------
Eric Weider                         163,687,892             91,573
George Lengvari                     163,688,092             91,373
Robert K. Reynolds                  163,687,462             92,003
Ronald L. Corey                     163,733,716             45,749
Donald G. Drapkin                   163,733,716             45,749
Roger H. Kimmel                     163,688,092             91,373
Richard B. Bizzaro                  163,684,491             94,974
Glenn W. Schaeffer                  163,733,716             45,749

      The proposal to approve the Company's 1997 Equity Participation Plan, as amended, was approved as follows (percentages are in relation to total shares entitled to vote): 159,078,301 (95.77%) shares were cast for the proposal; 3,779,056 (2.28%) shares were cast against the proposal; and 5,430 (less than 0.01%) shares abstained.

      The proposal to transact such other business as may properly come before the 1998 Annual Meeting was approved as follows (percentages are in relation to total share entitled to vote): 161,738,900 (97.38%) shares were cast for the proposal; 1,880,938 (1.13%) shares were cast against the proposal; and 159,627 (0.09%) shares abstained.

ITEM 5.     OTHER INFORMATION.

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits:

5.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schluter. (2)
5.2   Amendment Deed to Stock Purchase Agreement, dated July 24, 1998. (2)
5.3   Share Transfer Deed, dated July 24, 1998. (2)
3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2   Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1 Amended and Restated Credit Agreement dated as of May 6, 1997 among Weider Nutrition International, Inc., certain subsidiaries, certain lenders and General Electric Capital Corporation. (3)
4.2 First Amendment to Amended and Restated Credit Agreement dated as of August 27, 1997 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.3 Second Amendment to Amended and Restated Credit Agreement dated as of February 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.4 Third Amendment to Amended and Restated Credit Agreement dated as of July 28, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.5 Fourth Amendment to Amended and Restated Credit Agreement dated as December 2, 1998 of among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.6 Fifth Amendment to Amended and Restated Credit Agreement dated as of December 15, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2  Agreement by and between Joseph Weider and Weider health and Fitness. (1)
10.3  1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.5 Form of employment Agreement between Weider Nutrition International, Inc. and Richard B. Bizzaro. (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds. (1)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company. (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc. (1)
10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited (1)

10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness, Bayonne Settlement and Ronald Corey. (1)
10.11 Indemnification Agreement between Weider Nutrition Group, Inc. and Showa Denko America. (1)
10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited. (1)
21    Subsidiaries of Weider Nutrition International, Inc. (1)
27.1  FINANCIAL DATA SCHEDULE SUMMARY (3)


-----------------------
(1) Filed as an Exhibit to the Company's Registration Statement on From S-1 (File No. 333-12929) and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3) Previously filed in the Company's Current Report on Form 10-Q dated as of October 14, 1998 and incorporated herein by reference.
(4)   FILED HEREWITH.

            (b)   Reports on Form 8-K

      An amendment to the Form 8-K filed on August 10, 1998 regarding the Haleko acquisition was filed on October 8, 1998.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WEIDER NUTRITION INTERNATIONAL, INC.



Date: January 14, 1999                 BY: /s/  ROBERT K. REYNOLDS
                                       ---------------------------
                                        Robert K. Reynolds, Chief
                                        Operating Officer, Executive
                                            Vice President and Director






Date: January 14, 1999                BY: /s/  STEPHEN D. YOUNG
                                      -------------------------
                                                Stephen D. Young, Chief
                                                Financial Officer, and
                                                Executive Vice President