Form 10-Q
period 1999-02-28
WEIDER NUTRITION INTERNATIONAL INC
filed 1999-04-06
CIK 1022368

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          -------------------------

                                  FORM 10-Q

            [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


The number of shares outstanding of the Registrant's common stock is 24,948,381 (as of March 22, 1999.)

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    February 28,    May 31,
ASSETS                                                                  1999         1998
                                                                     ---------    ---------
                                                                    (unaudited)
Current assets:
  Cash and cash equivalents ......................................   $   2,278    $     684
  Receivables ....................................................      62,313       55,204
  Inventories ....................................................      74,172       60,523
  Prepaid expenses and other .....................................       5,125        3,193
  Deferred taxes .................................................       4,160        3,896
                                                                     ---------    ---------

            Total current assets .................................     148,048      123,500
                                                                     ---------    ---------

Property and equipment, net ......................................      48,988       41,962
                                                                     ---------    ---------

Other assets:
  Intangible assets, net .........................................      52,042       24,392
  Deposits and other assets ......................................      14,825       14,668
  Securities available for sale ..................................       2,692         --
  Notes receivable from officers related to
    stock performance units ......................................       3,977        3,987
  Deferred taxes .................................................        --          1,231
                                                                     ---------    ---------

            Total other assets ...................................      73,536       44,278
                                                                     ---------    ---------

                        Total assets .............................   $ 270,572    $ 209,740
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................   $  30,689    $  26,359
  Accrued expenses ...............................................      17,863        6,432
  Current portion of long-term debt(Note 2) ......................     114,918        1,554
  Income taxes payable ...........................................        --          3,467
                                                                     ---------    ---------

            Total current liabilities ............................     163,470       37,812
                                                                     ---------    ---------

Long-term debt ...................................................       5,365       68,792
                                                                     ---------    ---------

Deferred taxes ...................................................       2,544         --
                                                                     ---------    ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding ......        --           --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,260,949 and 9,048,349 ..........................          92           91
  Class B common stock, par value $.01 per share; shares
    Authorized-25,000,000; shares issued and
    outstanding-15,687,432 .......................................         157          157
  Additional paid-in capital .....................................      82,408       79,671
  Other accumulated comprehensive loss ...........................        (727)        (165)
  Retained earnings ..............................................      17,263       23,382
                                                                     ---------    ---------

            Total stockholders' equity ...........................      99,193      103,136
                                                                     ---------    ---------

                        Total liabilities and stockholders' equity   $ 270,572    $ 209,740
                                                                     =========    =========

          See notes to condensed consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                     Three Months Ended
                                                          FEBRUARY 28,
                                                 ------------------------------
                                                      1999             1998
                                                 ------------      ------------

Net sales ..................................     $     89,030      $     62,368

Cost of goods sold .........................           55,680            39,366
                                                 ------------      ------------

Gross profit ...............................           33,350            23,002
                                                 ------------      ------------

Operating expenses:
  Selling and marketing ....................           17,953             9,819
  General and administrative ...............            6,568             3,771
  Research and development .................            1,426             1,092
  Amortization of intangible assets ........              955               568
  Plant consolidation and transition .......            1,079              --
  DSHEA related asset impairment costs .....            1,863              --
                                                 ------------      ------------

      Total operating expenses .............           29,844            15,250
                                                 ------------      ------------

Income from operations .....................            3,506             7,752
                                                 ------------      ------------

Other income (expense):
  Interest income ..........................              139                82
  Interest expense .........................           (2,884)           (1,181)
  Other ....................................              (47)             (144)
                                                 ------------      ------------

      Total ................................           (2,792)           (1,243)
                                                 ------------      ------------

Income before income taxes .................              714             6,509

Provision for income taxes .................              307             2,538
                                                 ------------      ------------

Net income .................................     $        407      $      3,971
                                                 ============      ============

Weighted average shares outstanding:

  Basic ....................................       24,948,381        24,699,238
                                                 ============      ============

  Diluted ..................................       25,075,267        24,943,548
                                                 ============      ============

Net income per share:

  Basic ....................................     $       0.02      $       0.16
                                                 ============      ============

  Diluted ..................................     $       0.02      $       0.16
                                                 ============      ============

Comprehensive income (loss) ................     $       (618)     $      3,784
                                                 ============      ============


          See notes to condensed consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                        Nine Months Ended
                                                           FEBRUARY 28,
                                                 ------------------------------
                                                      1999              1998
                                                 ------------      ------------

Net sales ..................................     $    240,250      $    176,694

Cost of goods sold .........................          154,869           115,189
                                                 ------------      ------------

Gross profit ...............................           85,381            61,505
                                                 ------------      ------------

Operating expenses:
  Selling and marketing ....................           49,571            28,625
  General and administrative ...............           18,705            11,416
  Research and development .................            3,692             2,674
  Amortization of intangible assets ........            2,388             1,637
  Plant consolidation and transition .......            5,113              --
  Severance charges ........................            2,500              --
  DSHEA related asset impairment costs .....            1,863             --
                                                 ------------      ------------

      Total operating expenses .............           83,832            44,352
                                                 ------------      ------------

Income from operations .....................            1,549            17,153
                                                 ------------      ------------

Other income (expense):
  Interest income ..........................              441               287
  Interest expense .........................           (7,197)           (3,466)
  Other ....................................             (436)             (541)
                                                 ------------      ------------

      Total ................................           (7,192)           (3,720)
                                                 ------------      ------------

Income (loss) before income taxes ..........           (5,643)           13,433

Provision for income taxes (benefit) .......           (2,317)            5,239
                                                 ------------      ------------

Net income (loss) ..........................     $     (3,326)     $      8,194
                                                 ============      ============

Weighted average shares outstanding:

  Basic ....................................       24,903,934        24,699,238
                                                 ============      ============

  Diluted ..................................       24,903,934        24,968,621
                                                 ============      ============

Net income (loss) per share:

  Basic ....................................     $      (0.13)     $       0.33
                                                 ============      ============

  Diluted ..................................     $      (0.13)     $       0.33
                                                 ============      ============

Comprehensive income (loss) ................     $     (3,888)     $      8,159
                                                 ============      ============


          See notes to condensed consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                            Nine Months Ended
                                                                FEBRUARY 28,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

Cash flows from operating activities:
  Net income (loss) ....................................   $ (3,326)   $  8,194
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Provision for bad debts ..........................        919         538
      Deferred taxes ...................................      1,189       1,302
      Depreciation, amortization and
       asset impairment ................................     10,568       5,722
      Loss on disposition of equipment .................         65         131
  Changes in operating assets and liabilities-net of
    assets acquired:
      Receivables ......................................      3,761      (1,476)
      Inventories ......................................     (4,199)    (17,579)
      Prepaid expenses and other .......................       (278)     (1,605)
      Deposits and other assets ........................      3,010         670
      Accounts payable .................................      1,475       1,410
      Accrued expenses .................................     (4,388)     (1,690)
                                                           --------    --------

        Net cash provided by (used in)
          operating activities .........................      8,796      (4,383)
                                                           --------    --------

Cash flows from investing activities:
  Issuance of common stock .............................        139        --
  Dividends paid .......................................     (2,794)     (2,779)
  Proceeds from long-term debt .........................     35,630      20,081
  Payments on long-term debt ...........................     (1,350)     (1,897)
                                                           --------    --------

        Net cash provided by financing activities ......     31,625      15,405
                                                           --------    --------

Cash flows from investing activities:
  Acquisition, net of cash acquired ....................    (24,668)       --
  Purchase of property and equipment ...................     (9,159)     (8,118)
  Proceeds from disposition of equipment ...............      1,083          17
  Change in officers' notes receivable .................         10      (3,498)
  Investment in securities available for sale ..........     (4,998)       --
                                                           --------    --------


        Net cash used in investing activities ..........    (37,732)    (11,599)
                                                           --------    --------

Effect of exchange rate changes on cash ................     (1,095)        (34)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents .......      1,594        (611)

Cash and cash equivalents, beginning of period .........        684       1,259
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $  2,278    $    648
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

2. CREDIT FACILITY

      The Company's credit facility with General Electric Capital Corporation ("GECC") matures in February 2000. Therefore, the amounts outstanding under the credit facility at February 28, 1999 ($99.2 million), are included in current portion of long-term debt.

      The Company is presently evaluating its financing requirements and anticipates commencing discussions with its current lender and other banking institutions regarding a new credit facility and other financing alternatives. Although management believes that a new credit facility will be finalized prior to the filing of the Company's Form 10-K for the fiscal year ending May 31, 1999, there can be no assurances that the new facility will be obtained by such date. Management expects that amounts outstanding under a new credit facility to be subsequently reclassified as a long-term obligation.

3. SIGNIFICANT TRANSACTIONS

      In February 1999, the Company announced the hiring of David J. Gustin as President and Chief Executive Officer.

      In September 1998, the Company announced its intention to consolidate all capsule and tablet manufacturing into the Company's Utah facility during the second and third quarters of fiscal 1999. This consolidation and transition was substantially completed in the second quarter and, accordingly, certain charges associated with the consolidation, including asset impairment, severance, lease buy-out and inventory related charges, totaling $4.0 million were recognized during the second quarter ended November 30, 1998. Additional consolidation and relocation related costs totaling approximately $1.1 million were recognized during the third quarter of fiscal 1999.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

      On July 24, 1998, the Company acquired 100% of the outstanding shares of Haleko Hanseatisches Lebensmittle Kontor GmbH, a corporation organized under the laws of Germany ("Haleko"). Haleko, the largest sports nutrition company in Europe, had sales of approximately $65 million for the twelve months ending May 31, 1998. The purchase price was comprised of $25.2 million in cash, 200,000 shares of Class A common stock (@ $13.00 per share), and up to an $8 million earnout contingent on future financial performance. In addition, $16 million in long-term debt was assumed and $5 million in acquisition related capital costs are expected, but not finalized, at February 28, 1999. Final determination of these costs will occur by the end of the Company's May 31, 1999 fiscal year. The cash portion of the purchase price was financed with funds available under the Company's credit facility. The additional acquisition related capital costs will also be financed with funds available under the credit facility.

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
                                                        Nine Months Ended
                                                          FEBRUARY 28,
                                                         1999        1998
                                                     ---------    ---------

      Net sales ..................................   $ 252,710    $ 223,665
      Operating income ...........................       2,242       18,215
      Net income (loss) ..........................      (3,309)       7,613
      Diluted income (loss) per share ............       (0.13)        0.30

4     RECEIVABLES

      Receivables consist of the following:
                                                      February 28,   May 31,
                                                          1999         1998
                                                     ---------    ---------
      Trade accounts .............................   $  57,070    $  54,164
      Income taxes ...............................       4,536         --
      Other ......................................       2,520        1,331
                                                     ---------    ---------
                                                        64,126       55,495
      Less allowance for doubtful accounts .......      (1,813)        (291)
                                                     ---------    ---------
                  Total ..........................   $  62,313    $  55,204
                                                     =========    =========

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

5.    INVENTORIES

      Inventories consist of the following:
                                                    February 28,         May 31,
                                                        1999              1998
                                                      -------            -------

      Raw materials ......................            $25,370            $23,226
      Work in process ....................              3,081              3,613
      Finished goods .....................             45,721             33,684
                                                      -------            -------

            Total ........................            $74,172            $60,523
                                                      =======            =======

      Inventory totaling approximately $5.7 million, primarily consisting of two raw materials, is included as a long-term asset in deposits and other assets in the accompanying balance sheets.

6.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                      February 28,      May 31,
                                                          1999            1998
                                                       --------        --------
      Cost in excess of fair value
        of net assets acquired (goodwill) ......       $ 52,723        $ 28,685
      Patents and trademarks ...................         10,765           4,933
      Noncompete agreements ....................            221             214
                                                       --------        --------
                                                         63,709          33,832

      Less accumulated amortization ............        (11,667)         (9,440)
                                                       --------        --------

            Total ..............................       $ 52,042        $ 24,392
                                                       ========        ========

      Certain pre-acquisition contingent costs associated with the acquisition of Haleko have been estimated at February 28, 1999. As these costs become finalized, amounts allocated to goodwill may be adjusted.

7.   INVESTMENT IN SECURITIES AVAILABLE FOR SALE

      During the nine months ended February 28, 1999, the Company invested in certain "available-for-sale" equity securities. In accordance with SFAS No. 115, these securities are recorded at fair value with the accompanying unrealized holding losses, net of income tax benefits, included as a separate component of stockholders' equity. The original cost of the investment amounted to $4,998 at February 28, 1999.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

8.   OPERATIONS BY GEOGRAPHIC AREA

      As a result of the Company's recent acquisition of Haleko, the Company has significantly expanded its operations outside the United States. The following information has been summarized by primary geographic area of operations:

                                                        IDENTIFIABLE ASSETS
                                                     -------------------------
                                                     February 28,       May 31,
                                                         1999            1998
                                                      ---------       ---------

United States ..................................      $ 243,202       $ 212,113
Germany ........................................         63,766            --
Europe-other ...................................          9,203           7,698
Canada .........................................            895             768
Intercompany eliminations ......................        (46,494)        (10,839)
                                                      ---------       ---------

                                                      $ 270,572       $ 209,740
                                                      =========       =========

For the nine months ended February 28:

                                  NET SALES              OPERATING INCOME(LOSS)
                          ------------------------     ------------------------
                             1999           1998          1999           1998
                          ---------      ---------     ---------      ---------
United States .......     $ 187,465      $ 168,666     $    (226)     $  17,035
Germany .............        45,715           --           2,162           --
Europe-other ........         7,795          7,124          (140)           414
Canada ..............           746            904          (247)          (296)
Intercompany
 eliminations .......        (1,471)          --            --             --
                          ---------      ---------     ---------      ---------
                          $ 240,250      $ 176,694     $   1,549      $  17,153
                          =========      =========     =========      =========

9.    SALES TO MAJOR CUSTOMERS

      The Company's three largest customers accounted for approximately 43% and 39%, respectively, of net sales for the nine months ended February 28, 1999 and February 28, 1998. At February 28, 1999 and May 31, 1998, amounts due from these customers represented approximately 37% and 50%, respectively, of total trade accounts receivable.

10.   RELATED PARTY TRANSACTIONS

      Effective June 1, 1998, as part of its marketing strategy, the Company agreed to participate in the sponsorship of certain body builder contracts with WHF at a cost of $50 per quarter.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

11.   CONTINGENCIES

      On April 24, 1997, the Company filed a lawsuit in the United States District Court for the District of Utah (Central Division) for a declaratory judgment that Pain Free, a joint care product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. On June 30, 1997, Nutramax filed a counterclaim against the Company alleging that, through the manufacture and sale of a Company product, the Company was willfully infringing on one or more U.S. patents of Nutramax and also had contributorily and actively induced infringement on such patents. The counterclaim seeks treble damages as a result of the claimed willful and intentional nature of the alleged infringement. The litigation has been transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that twenty-two other entities had also infringed those patents, and is in discovery. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future manufacture and marketing of Pain Free, which has become one of its best selling products, and could be required by the court to pay damages to Nutramax, which under certain circumstances could be trebled. Although the Company is vigorously opposing the counterclaim and believes that there will be no material liability, the imposition by the court of any of the foregoing could have a material adverse effect on the Company. On August 31, 1998, Nutramax filed a lawsuit in Maryland State Court against the Company and a Company employee alleging breaches by the Company and the employee of claimed confidentiality obligations the employee supposedly owed to Nutramax because Nutramax claims the employee was a consultant to Nutramax prior to being employed by the Company. The lawsuit was withdrawn without prejudice by Nutramax, but was refiled in November 1998. The Company disputes the allegations and will vigorously oppose the lawsuit.

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

      In April 1998, Premier Direct, Inc. filed a lawsuit in the United States District Court for the Southern District of Florida (Fort Lauderdale Division) alleging that Pain Free, a joint care product of the Company, infringes upon Premier Direct's alleged "Pain-Free HP" trademark, which Premier Direct uses with respect to a topical analgesic product. The lawsuit seeks to prohibit the Company from using the name Pain Free and seeks punitive damages. In June 1998, the lawsuit was dismissed without prejudice with leave for Premier Direct to file an amended complaint. Premier filed an amended complaint, including new allegations that it had acquired certain additional rights in the Pain Free name under a license agreement with Afassco, Inc. After certain motions by the parties, the Court permitted the lawsuit to continue. In November 1998, Premier filed a motion for preliminary injunction to prevent the Company from advertising with respect to Pain Free. The parties are conducting discovery with respect to the preliminary injunction motion. The Company will have 20 days following completion of this portion of the discovery process to file its opposition to Premier's motion for preliminary injunction. To the extent the Company does not prevail in the lawsuit, the Company could be enjoined from the future use of the name Pain Free and could be required by the court to pay damages to Premier. Although the Company is vigorously opposing the allegations by Premier, the imposition by the court of any of the foregoing could have a material adverse effect on the Company.

      The Company was named as one of several defendants in a suit filed in December 1996 alleging unfair competition and false advertising under California law. A settlement with regard to the suit was agreed to in July 1998. In August 1998, the plaintiff filed an application pursuant to the court order established by the settlement contending that the product was not manufactured and labeled in compliance with applicable law by virtue of the alleged inclusion of a minimal amount of cholesterol, which application was opposed by the Company. The parties resolved all matters with respect to such application in November 1998. On March 24, 1999, the plaintiff's attorney in the California matter filed a lawsuit on behalf of an alleged class in the Supreme Court of the State of New York (New York County) alleging similar claims under New York law. The Company intends to vigorously oppose these allegations.

      In addition, the Company is involved in other claims, potential unasserted claims and legal and administrative actions arising in the ordinary course of business. In management's judgment, the outcome of these other matters will not have a material adverse effect on the Company's financial position or results of operations and cash flows.

12.   SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

      In connection with the acquisition of Haleko, the Company assumed liabilities as follows:

                  Fair value of assets acquired .   $ 38,557
                  Cost in excess of fair value of
                    net assets acquired .........     21,053
                  Issuance of common stock ......     (2,600)
                  Cash paid, net of cash acquired    (24,668)
                                                    --------

                  Liabilities assumed ...........   $ 32,342
                                                    ========

13.   RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective June 1, 1998. For the nine months ended February 28, 1999 and 1998, other comprehensive loss, net of tax, amounted to $562 and $35, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS. STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION STATEMENTS WHICH ARE PRECEDED BY, FOLLOWED BY OR INCLUDE THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "MAY," "SHOULD" OR SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS. MANY OF THE FACTORS THAT WILL DETERMINE THE COMPANY'S FUTURE RESULTS ARE BEYOND THE ABILITY OF THE COMPANY TO CONTROL OR PREDICT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

      IMPORTANT FACTORS THAT MAY EFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, PRODUCT DEVELOPMENT, CHANGES IN LAWS AND REGULATIONS, CUSTOMER DEMAND, LITIGATION AND GOVERNMENT REGULATORY ACTION, AVAILABILITY OF FUTURE FINANCING, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES FROM THE COMPANY'S EVALUATION OF ITS BUSINESS OPERATIONS AND STRATEGIES, DEPENDENCE ON INDIVIDUAL PRODUCTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT.

GENERAL

      Weider Nutrition International, Inc. is a manufacturer of branded and private label nutritional supplements. The Company manufactures a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. The Company markets its branded products in four principal categories: sports nutrition; vitamins, minerals and herbs; diet; and healthy snacks. The Company manufactures and markets approximately 1,000 stock keeping units ("SKUs"). As a result of the Company's recent acquisition of Haleko, the Company has significantly expanded its operations outside the United States.

      In February 1999, the Company announced the hiring of Mr. David J. Gustin as its President and Chief Executive Officer, effective March 1, 1999. Under Mr. Gustin's direction, the Company is continuing to evaluate its business operations and strategies. This evaluation includes further analysis and review of the Company's primary distribution channels and brands, inventory and number of SKUs, management systems, regulatory compliance considerations and similar items. While the focus of this process is to improve profitability, no assurance can be given that decisions made by the Company relating to this evaluation will not adversely effect the Company's financial condition and results of operations. The Company anticipates that the review process will be completed prior to the filing of its Form 10-K for the fiscal year ending May 31, 1999.

      The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)
(THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998)

      The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                             THREE MONTHS ENDED FEBRUARY 28,
                                       ----------------------------------------
                                               1999                   1998
                                           -----------           ------------
                                                (dollars in thousands)

Net sales ........................     $89,030     100.0%     $62,368     100.0%
Cost of goods sold ...............      55,680      62.5       39,366      63.1
                                       -------     -----      -------     -----
Gross profit .....................      33,350      37.5       23,002      36.9
                                       -------     -----      -------     -----
Operating expenses ...............      26,902      30.3       15,250      24.5
Plant consolidation and
  transition .....................       1,079       1.2         --        --
DSHEA related asset
  impairment costs ...............       1,863       2.1         --        --
                                       -------     -----      -------     -----
Total operating expenses .........      29,844      33.6       15,250      24.5
                                       -------     -----      -------     -----
Income from operations ...........       3,506       3.9        7,752      12.4
Other expense, net ...............       2,792       3.1        1,243       2.0
Income taxes .....................         307        .3        2,538       4.0
                                       -------     -----      -------     -----
Net income .......................     $   407        .5%     $ 3,971       6.4%
                                       =======     =====      =======     =====



      NET SALES. Net sales for the three months ended February 28, 1999 increased $26.7 million, or 42.7%, to $89.0 million from $62.4 million for the three months ended February 28, 1998. Sales to mass volume retailers and international markets increased during the three months ended February 28, 1999 compared to the three months ended February 28, 1998. Sales to health food distributors and retailers, and private label sales decreased during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Beverage distributor sales remained constant for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998.

      Third quarter fiscal 1999 sales to mass volume retailers increased approximately 52.3% to $38.0 million from the third quarter fiscal 1998 of $25.0 million. The increase in sales to mass volume retailers was primarily the result of increased sales to existing accounts from the introduction of new branded products in fiscal 1998 and 1999. Sales of Pain Free amounted to $21.9 million for the third quarter of fiscal 1999. Sales to health food distributors and retailers decreased approximately 31.4% to $8.8 million for the fiscal 1999 third quarter compared to $12.8 million for the fiscal 1998 third quarter. Sales to health food distributors and retailers decreased primarily as a result of the Company's reallocation of resources to support mass volume growth and a decrease in sales to one of its primary customers.

      Sales to international markets increased 533.6% to $24.0 million for the three months ended February 28, 1999 compared to $3.8 million for the three months ended February 28, 1998. The increase in sales to international markets resulted primarily from the Company's acquisition of Haleko in July 1998. The Company's financial results for the third quarter of fiscal 1999 included Haleko's operating results for three months, which consisted of $20.6 million in sales.

      Sales to private label customers decreased approximately 17.6% to $10.8 million for the third quarter of fiscal 1999 compared to $13.1 million for the third quarter of fiscal 1998. The decrease in private label sales is primarily the result of the Company's decision to limit private label business to only those customers who have, or may in the future have, other business relationships with the Company.

      The following table shows comparative net sales results categorized by distribution channel on an actual basis and as a percentage of net sales for the respective interim periods indicated:

                                             THREE MONTHS ENDED FEBRUARY 28,
                                           -----------------------------------
                                                  1999               1998
                                                ---------         ----------
                                                 (dollars in thousands)
Mass volume retailers...................  $ 38,028    42.7%   $24,965    40.0%
Health food ............................     8,762     9.8     12,770    20.5
Private label ..........................    10,781    12.1     13,084    21.0
Beverage distributors ..................     6,409     7.2      6,516    10.4
International markets ..................    24,013    27.0      3,790     6.1
Other ..................................     1,037     1.2      1,243     2.0
                                           -------   -----    -------   -----
      Total............................   $ 89,030   100.0%   $62,368   100.0%
                                           =======   =====    =======   =====

      GROSS PROFIT. Gross profit increased approximately 45.0% to $33.4 million for the quarter ended February 28, 1999 compared to the quarter ended February 28, 1998. Gross profit, as a percentage of net sales, was 37.5% for the quarter ended February 28, 1999 compared to 36.9% for the quarter ended February 28, 1998. The gross profit percentage for the quarter ended February 28, 1999 increased to 37.5% primarily as a result of the significant increase in higher margin international sales (resulting from inclusion of Haleko) and the change in sales mix, offset somewhat by certain inventory related costs.

      OPERATING EXPENSES. Operating expenses, including additional plant consolidation and relocation expenses and Dietary Supplements Health and Education Act ("DSHEA") related asset impairment costs, increased approximately 95.7% to $29.8 million for the fiscal 1999 third quarter from $15.3 million for the fiscal 1998 third quarter. During the fiscal 1999 third quarter the Company completed the consolidation of capsule and tablet manufacturing to its Utah facility from its Irwindale, California facility. In conjunction with the relocation of the Company's capsule and tablet facility, the Company recognized approximately $1.1 million in additional net consolidation, relocation and other related costs. In addition, the Company recognized approximately $1.9 million in primarily asset impairment costs resulting from excess labels, packaging and discontinuation of certain SKU's to comply with product labeling requirements under DSHEA effective in March 1999.

      Operating expenses, excluding the costs noted above, increased approximately 76.4% to $26.9 million for the three months ended February 28, 1999 from $15.3 million for the three months ended February 28, 1998. Operating expenses, as a percentage of net sales, were 30.3% for the quarter ended February 28, 1999 compared to 24.5% for the quarter ended February 28, 1998. The increase in operating expenses, as a percentage of net sales, was primarily a result of incremental selling and marketing costs, including advertising and promotional expenses, higher operating expenses associated with the increase in international sales due to the acquisition of Haleko, and increased legal expenses.

      Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased approximately 82.8% to $18.0 million for the fiscal 1999 third quarter from $9.8 million for the fiscal 1998 third quarter. The increase in selling and marketing expenses resulted primarily from the acquisition of Haleko ($5.5 million), increased advertising and promotion costs associated with new product introductions, and personnel costs required to handle higher sales volumes.

      General and administrative expenses increased approximately 74.2% to $6.6 million for the quarter ended February 28, 1999 compared to $3.8 million for the quarter ended February 28, 1998. The increase in general and administrative expenses for the third quarter of fiscal 1999 resulted primarily from the acquisition of Haleko ($1.9 million), additional overhead costs associated with higher sales volumes, and increased legal expenses.

      Research and development expense increased $.3 million during the quarter ended February 28, 1999 from the quarter ended February 28, 1998, primarily as a result of incremental product testing related costs and the acquisition of Haleko ($.2 million). The increase in amortization expense resulted primarily from the acquisition of Haleko ($.3 million).

      OTHER EXPENSE. Other expense, net, amounted to $2.8 million for the quarter ended February 28, 1999 compared to $1.2 million for the quarter ended February 28, 1998. The net increase of approximately $1.6 million resulted from increased interest costs associated with additional indebtedness incurred in connection with the acquisition of Haleko, purchases of property and equipment, and investments in securities available for sale, together with an overall higher effective borrowing rate.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $.3 million for the quarter ended February 28, 1999 compared to $2.5 million for the quarter ended February 28, 1998. The decrease resulted primarily from the reduction in pre-tax earnings.

(NINE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO NINE MONTHS
ENDED FEBRUARY 28, 1998)

      NET SALES. Net sales for the nine months ended February 28, 1999 increased $63.6 million, or 36.0%, to $240.3 million from $176.7 million for the nine months ended February 28, 1998. Sales to mass volume retailers, health food distributors and retailers, and sales in international markets increased during the nine months ended February 28, 1999 compared to the nine months ended February 28, 1998. Sales to mass volume retailers increased approximately 33.8% to $97.1 million in the first nine months of fiscal 1999 from $72.5 million for the first nine months of fiscal 1998. The increase in sales to mass volume retailers resulted primarily from sales of new products. Sales of Pain Free amounted to approximately $50 million for the first nine months of fiscal 1999.

      Sales to health food distributors and retailers increased approximately 5.2% to $30.3 million for the first nine months of fiscal 1999 compared to $28.8 million for the first nine months of fiscal 1998. The increase in sales resulted primarily from increased "branded" product volumes with certain customers. Company branded sales to GNC amounted to approximately $16.6 million and $11.3 million, respectively, for the nine month periods ended February 28, 1999 and 1998.

      Sales to international markets increased 361.5% to $57.2 million for the nine months ended February 28, 1999 from $12.4 million for the nine months ended February 28, 1998. The increase in sales to international markets resulted primarily from the Company's acquisition of Haleko. Haleko's YTD sales for fiscal 1999 (seven months) amount to approximately $45 million.

      Sales to private label customers decreased approximately 16.9% to $34.1 million for the nine months ended February 28, 1999 from $41.0 million for the nine months ended February 28, 1998. The decrease in private label sales resulted from reduced volumes with certain customers. This reduction is primarily the result of the Company's decision to limit private label business to only those customers who have, or may in the future have, other business relationships with the Company. Sales to beverage distributors remained relatively constant for the nine month periods ending February 28, 1999 and 1998, respectively.

      GROSS PROFIT. Gross profit increased approximately 38.8% to $85.4 million for the nine months ended February 28, 1999 from $61.5 million for the nine months ended February 28, 1998. Gross profit, as a percentage of net sales, was 35.5% for the nine months ended February 28, 1999 compared to 34.8% for the nine months ended February 28, 1998. The increase in gross profit percentage resulted primarily from a significant increase in higher margin international sales (resulting from inclusion of Haleko), offset somewhat by certain unexpected sales returns and inventory related costs.

      OPERATING EXPENSES. Operating expenses increased approximately 89.0% to $83.8 million during the nine months ended February 28, 1999 from $44.4 million for the nine months ended February 28, 1998. During the second and third quarters of fiscal 1999, the Company, as noted previously, recognized certain costs for the consolidation of its capsule and tablet facilities, the resignation and/or termination of personnel, and compliance with DSHEA product labeling requirements (collectively, the specified costs). Excluding these costs, operating expenses increased approximately $30.0 million, or 67.6%, during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. Operating expenses (excluding the specified costs), as a percentage of net sales, were 30.9% for the nine months ended February 28, 1999 compared to 25.1% for the nine months ended February 28, 1998. The increase in operating expenses, as a percentage of net sales, resulted primarily from incremental selling and marketing costs (primarily advertising and promotional costs), the acquisition of Haleko, additional legal expenses, and the impact of unexpected sales returns and credits recognized during the first nine months of fiscal 1999.

      OTHER EXPENSE. Other expense, net, amounted to $7.2 million for the nine months ended February 28, 1999 compared to $3.7 million for the nine months ended February 28, 1998. The net increase of approximately $3.5 million resulted primarily from increased interest costs associated with increased indebtedness and a higher overall effective borrowing rate for fiscal 1999 in comparison to fiscal 1998.

      PROVISION FOR INCOME TAXES (BENEFIT). The Company recognized an income tax benefit for the first nine months of fiscal 1999 as a result of its pretax loss. The Company's overall effective tax rate is higher in fiscal 1999, in comparison to fiscal 1998, primarily as a result of a greater effective tax rate associated with Haleko's operating results.

      LIQUIDITY AND CAPITAL RESOURCES. Concurrent with the Company's IPO, effective May 1, 1997, the Company entered into an amended credit agreement (and as subsequently amended, the "Credit Agreement") with GECC. The Credit Agreement is a $130.0 million senior secured, long-term credit facility that contains standard terms and conditions, including subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company, including the subsidiary that owns the Company's foreign subsidiaries. Borrowings available under the Credit Agreement are used for general working capital, to support capital expenditures, to effect acquisitions, if necessary, and for other investment considerations. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000 (see Note No. 2). At February 28, 1999, the Company had approximately $30.8 million of available credit under the Credit Agreement.

      Excluding amounts outstanding under the Credit Agreement($99.2 million), the Company had working capital of approximately $83.7 million at February 28, 1999 compared to $85.7 million at May 31, 1998. The slight decrease resulted primarily from the acquisition of Haleko. Current inventories increased $13.6 million to $74.2 million at February 28, 1999. Inventories increased primarily as a result of the acquisition of Haleko (approximately $11.4 million), and the net sales growth. The increase in other current assets, and in short-term borrowings and other current liabilities, resulted primarily from the acquisition of Haleko and net sales growth.

      During the first nine months of fiscal 1999, the Company's aggregate current and long-term debt increased approximately $49.9 million to $120.3 million at February 28, 1999 primarily as a result of the acquisition of Haleko, including the assumption of $16 million in debt, purchases of property and equipment, and the investment in securities available for sale.

      The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under the Credit Agreement (and/or alternative financing; see Note No. 2)and, if necessary, through debt financing or the issuance of additional equity. The Company may also enter into strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of any future acquisitions may also require borrowings under the Credit Agreement and/or other debt financing or the issuance of additional equity.

The Company paid a quarterly dividend of $0.0375 per share subsequent to February 28, 1999. The dividend was declared to be payable on March 19, 1999 to holders of all classes of common stock of record at the close of business on March 5, 1999. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

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

      Approximately $350,000 has been spent on the Year 2000 Project as of February 28, 1999. Additional expenditures of approximately $150,000 are estimated to complete the Year 2000 Project, although no assurance can be given that additional expenditures will not exceed such amounts. The Company is also in the process of evaluating year 2000 compliance by its major business partners, and is in the process of evaluating and formulating its contingency plans. Included in these contingency plans are backup power supply systems for computers, facilities and manufacturing. The Company continues to formulate these contingency plans for critical issues involving business partners, information processing and its manufacturing process. Although the Company is undertaking the Year 2000 Project, no assurance can be given that such a program will be able to solve the year 2000 issues applicable to the Company or that failure to solve will not have a material adverse effect on the Company.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            The information set forth in Note 11 to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.     CHANGES IN SECURITIES.

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 5.     OTHER INFORMATION.

            Not applicable.

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits:

5.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schlhter. (2)
5.2   Amendment Deed to Stock Purchase Agreement, dated July 24, 1998. (2)
5.3   Share Transfer Deed, dated July 24, 1998. (2)
3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2   Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1 Amended and Restated Credit Agreement dated as of May 6, 1997 among Weider Nutrition International, Inc., certain subsidiaries, certain lenders and General Electric Capital Corporation. (3)
4.2 First Amendment to Amended and Restated Credit Agreement dated as of August 27, 1997 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.3 Second Amendment to Amended and Restated Credit Agreement dated as of February 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.4 Third Amendment to Amended and Restated Credit Agreement dated as of July 28, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.5 Fourth Amendment to Amended and Restated Credit Agreement dated as of December 2, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.6 Fifth Amendment to Amended and Restated Credit Agreement dated as of December 15, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.7 Sixth Amendment to Amended and Restated Credit Agreement dated as of March 4, 1999 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (5)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2  Agreement by and between Joseph Weider and Weider Health and Fitness. (1)
10.3  1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.5 Form of employment Agreement between Weider Nutrition International, Inc. and Richard B. Bizzaro. (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds, as amended. (5)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company. (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc. (1)
10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited (1)
10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness, Bayonne Settlement and Ronald Corey. (1)
10.11 Indemnification Agreement between Weider Nutrition Group, Inc. and Showa Denko America. (1)
10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited. (1)
10.13 Form of Employment Agreement between Weider Nutrition International, Inc. and David J. Gustin. (5)

21    Subsidiaries of Weider Nutrition International, Inc. (1)
27.1  FINANCIAL DATA SCHEDULE SUMMARY (3)

(1) Filed as an Exhibit to the Company's Registration Statement on From S-1 (File No. 333-12929) and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3) Previously filed in the Company's Current Report on Form 10-Q dated as of October 14, 1998 and incorporated herein by reference.
(4) Previously filed in the Company's Current Report on Form 10-Q dated as of January 14, 1999 and incorporated herein by reference.
(5)   FILED HEREWITH.

            (b)   Reports on Form 8-K

      None

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WEIDER NUTRITION INTERNATIONAL, INC.



Date: April 5, 1999                    BY: /s/  ROBERT K. REYNOLDS
                                       ---------------------------
                                          Robert K. Reynolds, Chief
                                          Operating Officer, Executive
                                          Vice President and Director



Date: April 5, 1999                   BY: /s/  STEPHEN D. YOUNG
                                      -------------------------
                                          Stephen D. Young, Chief
                                          Financial Officer, and
                                          Executive Vice President