Form 10-Q/A
period 1999-02-28
WEIDER NUTRITION INTERNATIONAL INC
filed 1999-04-08
CIK 1022368

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          -------------------------

                                 FORM 10-Q/A

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

PART I.     FINANCIAL INFORMATION

            The purpose of this amendment to the Form 10-Q for the quarter ended February 28, 1999 for Weider Nutrition International, Inc. ("Weider") is to eliminate the financial data schedule that was erroneously filed by Weider's financial printer as Exhibit 27.2. The financial data schedule relates to a company other than Weider. The information contained in Part I of Weider's original Form 10-Q for the quarter ended February 28, 1999 is incorporated by reference herein without any modification.

PART II.    OTHER INFORMATION

ITEMS 1-5.

            The information set forth in Items 1-5 of Part II in the Company's original Form 10-Q for the quarter ended February 28, 1999 is incorporated by reference herein without any modification.

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

10.11 Indemnification Agreement between Weider Nutrition Group, Inc. and Showa Denko America. (1)

10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited. (1)

10.13 Form of Employment Agreement between Weider Nutrition International, Inc. and David J. Gustin. (5)

21    Subsidiaries of Weider Nutrition International, Inc. (1)

27.1  FINANCIAL DATA SCHEDULE SUMMARY (6)

(1) Filed as an Exhibit to the Company's Registration Statement on From S-1 (File No. 333-12929) and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3) Previously filed in the Company's Current Report on Form 10-Q dated as of October 14, 1998 and incorporated herein by reference.
(4) Previously filed in the Company's Current Report on Form 10-Q dated as of January 14, 1999 and incorporated herein by reference.
(5) Previously filed in the Company's original Current Report on Form 10-Q for the quarter ended February 28, 1999, filed with the Commission on April 6, 1999.
(6)   FILED HEREWITH.
-----------------
            (b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Form 10-Q for the quarter ended February 28, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WEIDER NUTRITION INTERNATIONAL, INC.



Date: April 7, 1999                    BY: /S/  ROBERT K. REYNOLDS
                                                Robert K. Reynolds, Chief
                                                Operating Officer, Executive
                                                Vice President and Director



Date: April 7, 1999                   BY: /s/  STEPHEN D. YOUNG
                                               Stephen D. Young, Chief
                                               Financial Officer, and
                                               Executive Vice President