Form 10-K
period 1999-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 1999-08-30
CIK 1022368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The number of shares outstanding of the Registrant's common stock is 25,021,468 (as of August 2, 1999).

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $44,300,000 (as of August 2, 1999).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the SEC, are incorporated by reference into Part III.

                                     PART I

NOTE ON FORWARD LOOKING STATEMENTS

      CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K UNDER THE CAPTIONS "BUSINESS," "FACTORS AFFECTING FUTURE PERFORMANCE," "LEGAL PROCEEDINGS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ELSEWHERE HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS. STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION STATEMENTS WHICH ARE PRECEDED BY, FOLLOWED BY OR INCLUDE THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "ESTIMATES," "MAY," "SHOULD," OR SIMILAR EXPRESSIONS, ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND THEREFORE ACTUAL RESULTS MAY DIFFER MATERIALLY. IMPORTANT FACTORS WHICH MAY AFFECT FUTURE RESULTS INCLUDE, WITHOUT LIMITATION, CHANGES IN GENERAL ECONOMIC AND BUSINESS CONDITIONS (INCLUDING IN THE NUTRITIONAL SUPPLEMENT INDUSTRY), ACTIONS OF COMPETITORS, CHANGES IN THE COMPANY'S BUSINESS STRATEGIES, THE COMPANY'S ABILITY TO IMPLEMENT MORE SOPHISTICATED OPERATING SYSTEMS AND INVENTORY MANAGEMENT PROGRAMS, CHANGES IN LAWS AND REGULATIONS, DEPENDENCE UPON INDIVIDUAL PRODUCTS, THE SUCCESS OF PRODUCT DEVELOPMENT, NEW PRODUCT INTRODUCTION INTO THE MARKETPLACE, LITIGATION AND OTHER REGULATORY ACTION AND OTHER FACTORS DISCUSSED UNDER "FACTORS AFFECTING FUTURE PERFORMANCE" IN ITEM 1 OF THIS ANNUAL REPORT. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.  BUSINESS

GENERAL

      Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars consisting of approximately 1,000 stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff(R), Weider Sports Nutrition, MetaForm(R) and American Body Building(TM) that are primarily marketed through mass market, health food store and/or health club and gym distribution channels. The Company markets its branded products in four principal categories: sports nutrition; vitamins, minerals and herbs; weight management; and healthy snacks. As a result of the Company's July 1998 acquisition of Haleko Hanseatisches Lebensmittel Kontor GmbH ("Haleko"), the Company has significantly expanded its operations outside the United States.

      The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

INDUSTRY OVERVIEW

      According to PACKAGED FACTS, the principal domestic retail markets in which the Company's products compete totaled approximately $7.8 billion in 1997 and grew at a compound annual growth rate of approximately 15% from 1992 through 1997. The Company believes several factors account for the steady growth of the nutritional supplement market, including increased public awareness of the health benefits of nutritional supplements and favorable demographic trends toward older Americans who are more likely to consume nutritional supplements.

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

      The Company believes that the aging of the United States population, together with a corresponding increased focus on preventative health care measures, will continue to result in increased demand for certain nutritional supplement products. According to the United States Bureau of the Census, the 35-and-older age group of consumers, which represents a large majority of the regular users of vitamin and mineral supplements, is projected to grow significantly faster than the general United States population through 2010.

      The Company believes these events and trends together with product introductions have supplied the growth of the domestic nutritional supplement market.

      The international nutritional supplement market is more fragmented than the domestic market. As a result, industry data is not readily available. However, many of the demographic and other trends and events present in the domestic market, are also present in the international market.

      The primary distribution channels in the vitamin and nutritional supplements industry consist of mass market retailers (including mass merchandisers, drug stores, supermarkets and discount stores), health and natural food stores and direct sales and mail order organizations. According to PACKAGED FACTS, in 1998 the mass market channel accounted for approximately 49% of the sales of vitamin, mineral and supplement products, health and natural food stores accounted for approximately 39% of sales and direct selling, mail order and the Internet accounted for approximately 12% of sales.

SALES AND DISTRIBUTION

      The Company believes that its continued growth and success in the nutritional supplements industry, in part, is dependent on the consumers' recognition of, satisfaction with and allegiance to the Company's branded products. Accordingly, during fiscal 1999, the Company implemented a more focused marketing initiative that provided incremental investment in support of four of its most recognized brands: Schiff(R), Weider Sports Nutrition, MetaForm(R) and American Body Building(TM). The Company believes that this focused marketing strategy will be beneficial to nutritional supplement consumers. The incremental investment in these brands enhances the Company's ability to introduce innovative products that are of premium quality, better tasting and more consumer application friendly, supported by current science and technology.

      The Company's products are currently sold domestically in over 48,000 retail outlets in all 50 states. The Company's mass market (mass volume) customers include: mass merchandisers such as Wal-Mart, Target and Kmart; drug stores such as Walgreens, CVS, Rite Aid and Eckerd; warehouse clubs such as Costco, Sam's Club and BJ's; and supermarkets such as Albertson's, Giant, Safeway and Fred Meyer. The Company services the health food market by distributing its products to General Nutrition Center ("GNC") and leading health food distributors. The Company also sells through other distribution channels, including its own network of distributors to health clubs and gyms (such as Bally's Health and Fitness and Gold's Gym), international markets, and private label manufacturing for certain retail customers where the Company also distributes its branded products. The Company pursues a multi-channel distribution strategy in order to participate in the growth being experienced in each of these channels.

      Internationally, the Company sells or distributes its products to over 50 countries around the world, all of which are at different levels of development and are affected by different factors. In Europe, where the Company has a substantial majority of its international sales, nutritional supplement distribution varies by country, but in general, product is mainly distributed through gyms and fitness studios, health food and specialty stores and pharmacies. Some product is distributed through the mass market channel, but this channel is not as developed internationally as it is in the U.S. Additionally, significant differences exist between the regulatory environment in the U.S. and the regulatory environment in Europe. As a result, many nutritional supplements sold in the U.S. are not able to be sold in Europe due to regulatory restrictions.

      BRANDS AND DISTRIBUTION CHANNELS. The Company has created a portfolio of recognized brands designed for specific distribution channels. The positioning of the Company's brand names is supported by significant advertising and marketing expenditures as well as the Company's historical association with the Weider name. As a result, the Company believes that it has many of the leading brands in the nutritional supplement industry.

      The following table identifies the Company's leading domestic brands and illustrates the Company's multi-brand, multi-channel strategy:

      BRAND                          PRIMARY CHANNEL
      -----                          ---------------
      Schiff(R)...................  Food, Drug, Mass volume retailers & health food stores
      Metaform(R).................  Health food stores
      Weider Sports Nutrition.....  Food, Drug, Mass volume retailers
      American Body Building(TM)..  Health clubs and gyms

      The Company markets its branded products in four principal categories of nutritional supplements: sports nutrition; vitamins, minerals and herbs; weight management; and healthy snacks. The Company believes that offering its customers a wide variety of products also provides the Company a competitive advantage in capturing an increasing share of the growing nutritional supplement market. The Company continues to expand its product innovation and branding opportunities through the pursuit of innovative ingredients and proprietary formulas from internal research, as well as outside scientists, experts, formulators and inventors.

      SPORTS NUTRITION. The Company's sports nutrition category includes a wide variety of products designed to enhance athletic performance, support the results derived from exercise programs and replenish the body's vital nutrients used up during exercise and training. The Company's sports nutrition products deliver nutritional supplements through a variety of forms, including powdered drink mixes, tablets, capsules, nutrition bars and beverages. These products target consumers for the Company's sports nutrition business. Customer focus includes athletes, bodybuilders, fitness enthusiasts and other "on-the-go" consumers. While each of the Company's products offers distinct benefits to the consumer, the Company's sports nutrition products are intended to generally enhance the consumer's ability to control weight, support muscle growth, lose fat and increase energy levels and stamina.

      The following table summarizes the major brands and representative products of the Company's sports nutrition category:

MAJOR BRANDS                                  REPRESENTATIVE PRODUCTS
------------                                  -----------------------
American Body Building(TM)............   Blue Thunder(TM) protein beverages,
                                         Ripped Force(R) energy beverages and
                                         powdered drink mixes, and Steel Bar(R)
                                         nurtrition bars
Weider Sports Nutrition................  Creatine ATP(TM), Androstene, and
                                         Ultra Ripped(TM) powdered drink mixes
Metaform(R)...........................   Metaform(R), HyperDrive(TM) and Diet
                                         Stack(TM) powdered drink mixes and
                                         nutrition supplements
Science Foods(R)......................   White Lightning(TM) protein beverages
                                         and nutrition bars, and Ripped to the
                                         Max(TM) energizing beverages
Tiger's Milk(R).......................   Tiger's Milk(R) nutrition bars

      The American Body Building(TM) and Science Foods(R) brands, which are intended to help the consumer increase energy levels and stamina, control weight and lose fat, are primarily distributed to health clubs and gyms through the Company's network of independent distributors. The Metaform(R) and Weider Sports Nutrition brands, which are intended to support consumers' efforts to control weight, support muscle mass and lose fat, are primarily distributed through food, drug and mass volume retailers and health food stores such as GNC. The Tiger's Milk(R) product line, which has been marketed for over 30 years, includes several nutrition bars that supply significant amounts of protein, vitamins and other essential nutrients with less fat than a traditional candy bar.

      VITAMINS, MINERALS AND HERBS. The Company markets a complete line of vitamins and minerals, including multivitamins, multiminerals, antioxidants and digestive enzymes through the Schiff(R) brand. These products are offered in various forms (including liquids, tablets, capsules, softgels and powdered drink mixes). According to IRI data, joint health products represent the fastest growing subcategory within the vitamin, mineral and herb category. Schiff's Pain Free(TM) product realized significant growth in fiscal 1999 and is currently the number two joint health product in the mass market channel. In addition, herbs and phytonutrients, which are a growing category in the nutritional supplement industry, are alternatives or complements to over-the-counter pharmaceutical products for consumers who seek a more natural and preventative approach to their health care. The following table summarizes the major brands and representative products of the Company's Schiff brand of vitamins, minerals and herbs:

MAJOR BRANDS                                    REPRESENTATIVE PRODUCTS

Schiff(R) joint products..................  Pain Free(TM), chondroitin sulfate and glucosamine compounds
Schiff(R) vitamins........................  Multivitamins, multiminerals, antioxidants and digestive enzymes
Schiff(R) herbs...........................  St. John's wort, garlic and echinacea

      The Company markets certain joint products including Pain Free(TM) and certain chondroitin sulfate and/or glucosamine compounds under two brands, Schiff(R) and Metaform(R). The Schiff(R) brand is primarily distributed through food, drug, mass and club retailers. The Metaform(R) brand is primarily distributed through GNC.

      The Company's Schiff(R) brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to their diet. Schiff vitamins and minerals include multivitamins such as Single Day, individual vitamins and minerals such as Vitamins C, E, and Calcium, specialty formulae for women such as Menopause and soy, and other specialty formulae including melatonin, DHEA, beta carotene and B-complex. Schiff(R) vitamins are marketed through health food stores as well as supermarkets and drug stores within the mass volume retail channel.

      The Company markets various herbs (such as garlic and echinacea) under the Schiff(R) brand to food, drug and mass volume retailers and health food stores. Through its phytocharged supplement line distributed primarily to health food stores, Schiff(R) is a leader in the development and introduction of phytonutrients. Phytonutrients are naturally-occurring compounds in plants that are believed to promote health. These phytonutrients include lycopene (the beta carotene relative that has been recently linked in the popular media to lowering prostate cancer risk) and beta glucan (an extract from oats that is the soluble fiber believed to be responsible for lowering blood cholesterol levels).

      WEIGHT MANAGEMENT. The Company is one of the leading suppliers to food, drug mass and club retailers of natural products that utilize vitamins, herbs and other nutritional supplements designed to promote weight management. The Company's products are intended to support consumers' efforts in a number of weight management functions. The products are specifically formulated, packaged and priced to appeal to a wide variety of consumers with different demographic characteristics and physiological needs.

      The following table summarizes the major brands and representative products of the Company's weight management category:

MAJOR BRANDS                                    REPRESENTATIVE PRODUCTS
------------                                    -----------------------
American Body Building(TM)...........   Ripped Force(R) energy beverages
Science Foods(R).....................   Ripped to the Max(TM) and other energy
                                        beverages
Weider Sports Nutrition...............  Fat Burner, Ultra AC(TM) and Ultra
                                        AP(TM) supplements
Metaform(R)..........................   Metaform Heat(TM) and Diet Stack(TM)
                                        powdered drink mixes

      The American Body Building(TM) and Science Foods(R) brands, which are intended to support consumers' efforts to reduce fat and provide a low calorie source of energy, are primarily distributed through the Company's independent distributors to health clubs and gyms. The Weider Sports Nutrition brand is intended to aid in weight management and to support comsumers' efforts to reduce fat. This brand is primarily distributed through food, drug, mass, club, convenience and health food retailers. Metaform(R) brand products, which are intended to enhance the consumers' efforts to manage weight, support muscle mass and lose fat, are primarily distributed to health food stores such as GNC.

      HEALTHY SNACKS. The Company's healthy snacks category includes its Fi-Bar(R) and Tiger's Milk(R) product lines. The Fi-Bar(R) product line is comprised of fat-free granola bars and fruit and nut bars coated with yogurt, chocolate or carob made without hydrogenated fats. The Tiger's Milk(R) product line, which has been marketed for over 30 years, includes several nutrition bars that supply significant amounts of protein, vitamins and other essential nutrients with less fat than a traditional candy bar.

      The Tiger's Milk(R) and Fi-Bar(R) brands, which are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars, are primarily distributed through mass volume retailers and health food stores.

      INTERNATIONAL MARKETS. The Company believes significant opportunities exist for nutritional supplement products in international markets. The Company has positioned itself to take advantage of such opportunities through acquisitions of businesses in Europe and Canada. These acquisitions provide the Company with the rights to manufacture and market, under the "Weider" name, nutritional supplements worldwide, excluding Australia, New Zealand, Japan and South Africa.

      The July 1998 acquisition of Haleko provides the Company with several of the premium nutritional supplement brands in Europe as well as significant nutritional supplement manufacturing capabilities in Germany. Haleko's leading sports nutrition brand is Multipower(R) which includes a wide variety of products primarily marketed to health clubs and gyms. Haleko's weight management brand is Multaben, which includes a variety of beverages, soups and other meal replacement products, as well as nutrition bars, sold primarily to health food stores. Haleko also markets a line of sportswear under the Venice Beach brand. Sportswear is primarily sold to health clubs and gyms, as well as specialty sportswear retail stores. Sales of sportswear represented approximately 34% of Haleko's revenues for fiscal 1999.


      The Company also markets nutritional supplements to South America, eastern Europe, the Middle East and the Pacific Rim through distributors.

      PRIVATE LABEL. Historically, the Company manufactured capsules, tablets, beverages, nutrition bars and powdered drink mixes for other marketers of nutritional supplements and certain retail customers. These independent marketers, or contract manufacturing customers, market the Company's products under their own brand name. During fiscal 1999, the Company made the decision to limit contract manufacturing (private label) business to only those customers who have, or may in the future have, other business relationships with the Company.

MARKETING

      The Company believes its promotional and advertising programs, in combination with its sales force and customer service standards, have been integral to the Company's growth. A key part of the Company's strategy is to help educate consumers about innovative, safe and beneficial nutritional supplement products. The Company's marketing and advertising expenditures were approximately $35.9 million in fiscal 1999, $16.9 million in fiscal 1998, and $16.8 million in fiscal 1997.

      During fiscal 1999 the Company developed its first national broadcast for Schiff(R) Pain Free(TM) joint health products. Television and radio commercials featuring Pain Free(TM) appeared on syndicated radio and television programs, cable television stations and broadcast television programs.

      The Company promotes its products in various consumer magazines, such as LADIES HOME JOURNAL, ARTHRITIS TODAY, MAXIM, ESPN MAGAZINE; target publications, such as FITNESS RUNNER; and trade magazines, such as WHOLE FOODS, VITAMIN RETAILER and MASS MARKET RETAILER. In addition to these publications, the Company advertises in several magazines published by Weider Publications Inc. ("Weider Publications"), an affiliate of the Company, including MUSCLE AND FITNESS, FLEX, SHAPE, MEN'S FITNESS, NATURAL HEALTH and JUMP. The Company is also developing internet sites to provide additional information to consumers, customers and investors.

      The Company participates in consumer education by sponsoring and attending various sporting events, including leading professional body building competitions such as The Mr. Olympia, The Arnold Schwarzenegger Classic and numerous local National Physique Committee bodybuilding competitions. The Company also promotes its products at numerous trade and consumer shows representing all current distribution channels.

      Market research will continue to play a vital role in securing retail space for the Company's branded products in the mass market channel and other relevant distribution channels. The Company is expanding its use of research data, including Gallup, IRI InfoScan, Spectra Data and other information sources to identify key consumer demographics, market trends and category potential to maximize new and existing opportunities with current and potential retail partners. The Company is also taking a more active role in professional trade organizations and lobbying groups. The Company is a founding member of the Corporate Alliance for Integrative Medicine, an industry-based research organization that works with public and private universities to conduct scientifically valid studies on natural health products.

COMPANY GROWTH STRATEGY

      The Company intends to broaden its leadership position in the nutritional supplements and sports nutrition categories. Specifically, the Company's strategy is to: (i) leverage its portfolio of established brands to increase its share of the nutritional supplement market; (ii) develop new brands and product line extensions through its commitment to research and development; (iii) continue the growth of its balanced distribution network; (iv) build its execution skills through new operations processes and decision support systems;
(v) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; (vi) grow international profitability through integration of European operations and through expanded export operations outside Europe; and (vii) implementing a comprehensive e-commerce plan. The Company believes that its multiple distribution channels, broad portfolio of leading brands and state-of-the-art manufacturing and distribution capabilities position it to be a long-term competitive leader in the nutritional supplements industry.

PRODUCT RESEARCH AND DEVELOPMENT

      The Company strives to be a leader in nutritional supplement product development and intends to continue its commitment to research and development to create new products and existing product line extensions. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity along with media attention to these same interests. The Company believes it is important to develop new products in the nutritional supplement industry in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, the Company believes that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products.

      As a result of the Company's product development history, the Company believes that it has built a reputation in the nutritional supplement industry for innovation in both branded and private label products. The Company has pioneered a number of innovations in the nutritional supplement industry, including: the development of the first domestic source of melatonin with consistent quality, supply and cost; the introduction of garcinia cambogia, a popular weight loss ingredient; through acquisition, the producer of the first high-protein, low carbohydrate beverage; and the retail introduction of the first carotenoid complex product from natural sources. The Company is in various stages of development with respect to new product concepts that the Company anticipates will augment both its existing domestic and international product lines.

      In order to support its commitment to research and development, the Company hires requisite technical personnel and invests in formulation, processing and packaging development and the testing of efficacy and shelf life stability as well as market research with consumers. The Company's product research and development expenditures were approximately $4.6 million in fiscal 1999, $4.0 million in fiscal 1998, and $2.3 million in fiscal 1997.

MANUFACTURING AND PRODUCT QUALITY

      The Company has invested in manufacturing to meet the growing demand for nutritional supplement products, to ensure continued operating efficiencies and to maintain high product quality standards. The Company manufactures approximately 90% of its domestic branded products and approximately 45% of its international branded products. The Company has significant internal manufacturing competencies in the distinct areas of: sterile liquid beverage processing, bottling and packaging; powder blending, filling and packaging in jug, canisters, bottles and pouches; processing, extrusion, coating and packaging of nutritionally fortified energy bars; and capsule and tablet manufacturing, filling and packaging. The Company has invested in production line flexibility to accommodate various filling sizes, weight or count of product and final shipped unit configuration as to fulfill customer and ultimate consumer needs.

      Consistent with the Company's commitment to capturing an increasing share of the growing nutritional supplement market, in June 1997 the Company completed construction of a state-of-the-art facility that more than tripled the Company's previous capacity for manufacturing capsules and tablets. The facility, located in Salt Lake City, Utah, includes the Company's main distribution center and primary administrative offices. The distribution center features a high-rise racked warehouse and a fully automated "order-pick" system using optical readers that interpret bar coded labels on each shipping container.

      The Company also currently manufactures its products in three other U.S. facilities. The powders production facility is located in Salt Lake City, Utah and beverage facilities are located in Walterboro, South Carolina and Las Vegas, Nevada. The Company is continuously upgrading its facilities and enhancing its manufacturing capabilities through new equipment purchases and technological improvements. In order to improve overall capsule and tablet manufacturing efficiencies, during fiscal 1999, the Company closed its NION manufacturing facility in southern California and transitioned the operations to the Company's Utah facility.

      The Company is committed to providing the highest quality products. The Company's domestic manufacturing facilities are in the initial evaluation and implementation phases of ISO 9002 certification. As part of this process, generally all testing and inspection procedures performed by quality control professionals are standardized and periodically evaluated for compliance. Each of the Company's manufacturing sites is equipped with analytical tools for in-process and finished product evaluation for compliance to specification. The Company's products are also subject to shelf life stability testing through which the Company determines the effects of aging on its products. The Company's product retention program allows the Company the ability to maintain samples from each product batch shipped and, when appropriate, to analyze such samples to insure product quality. Certified outside laboratories are used routinely to evaluate the Company's laboratory performance and to supplement its internal testing procedures and capabilities.

      During the past two years the Company has developed a Strategic Sourcing department which has focused on maximizing buying power through volume leverage with a smaller select supplier base. As a result of this effort, material savings have been achieved. In addition, key supply relationships have been established with raw material and packaging suppliers who bring significant financial, technical, quality and service resources to the Company. The Strategic Sourcing department expects to continue its efforts to identify and realize further efficiencies.

      Internationally, the Company has two primary manufacturing facilities. The Company has a capsules, tablets and powders facility in Bleckede, Germany that produces products distributed throughout Europe. This facility has received ISO 9002 certification. The Company also has a facility located in Madred, Spain that primarily produces powders for distribution in Spain, France and Italy. Each of these facilities are continuously upgraded with equipment purchases and technological improvements.

COMPETITION

      The market for the sale of nutritional supplements is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. Numerous companies compete with the Company in development, manufacture and marketing of nutritional supplements. In addition, large pharmaceutical companies and packaged food and beverage companies are increasingly competing with the Company in the nutritional supplement market. The majority of competitors in the nutritional supplement industry are privately held and the Company is unable to precisely assess the size of such competitors. However, the Company believes that no competitor controls more than ten percent of this market.

      The Company believes that by reacting quickly to market changes, scientific discoveries and competitive challenges, the Company will continue to compete effectively in the nutritional supplement industry. As the nutritional supplement industry grows and evolves, the Company believes retailers will rely heavily on suppliers of nutritional supplements, such as the Company, that can respond quickly to new opportunities, support retailers with production capacity and flexibility, and provide innovative and high margin products. In addition, retailers have begun to align themselves with suppliers, such as the Company, who are financially stable, market a broad portfolio of products and offer superior customer service. The Company believes that it competes favorably with other nutritional supplement companies and major pharmaceutical companies because of its competitive pricing, marketing strategies, sales support and the quality and breadth of its product line.

GOVERNMENT REGULATION

      The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. The Company's activities are also regulated by various agencies of the states, localities and foreign countries in which the Company distributes and sells its products.

      The FDA regulates dietary supplements under the Federal Food, Drug and Cosmetic Act (the "FDCA") and the regulations promulgated thereunder. In October 1994, the FDCA was amended by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA establishes a statutory class of dietary supplements, including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. DSHEA also provides a regulatory framework that ensures consumer access to safe, quality dietary supplements, recognizes the need for the dissemination of useful, balanced information regarding dietary supplements, supports continuing scientific research into the health effects of dietary supplements and permits the establishment of good manufacturing practices to improve uniform quality of dietary supplements. Under DSHEA statements of "nutritional support" may describe how particular dietary ingredients, or the mechanism of action by which dietary ingredients, affect the structure, function or general well-being of the body. These statements of nutritional support are permitted in dietary supplement labeling, provided that, among other requirements, the company has scientific substantiation that the statements are truthful and not misleading, discloses that the statements have not been reviewed by the FDA and notifies the FDA within 30 days that the statements are being used in dietary supplement labeling. Statements of nutritional support may not make claims that the dietary supplement is intended to cure, prevent or mitigate a disease or illness, which claims would cause the FDA to consider the dietary supplement as an unapproved new drug. The Company labels its products in a manner that is intended to comply with the provisions of DSHEA; however, no assurance can be given that the FDA will not take the position that a statement of nutritional used by the Company is considered by the FDA to be a disease or illness claim.

      Certain of the Company's products are classified as foods, which are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"). The NLEA prohibits the use of any health claim for foods unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications with notification sent to the FDA. A substantial majority of the Company's products are classified as dietary supplements under DSHEA.

      The Company anticipates that FDA will promulgate Good Manufacturing Practices ("GMPs"), as authorized under DSHEA and specific to dietary supplements. Preparation, packaging and compliance with these regulations may demand quality control provisions similar to the drug industry. Such regulations could, among other things, require the recall, reformulation or discontinuance of certain products, additional record keeping, warnings, notification procedures and expanded documentation of the properties and manufacturing processes of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letter, fines, product recalls and seizures.

      The FTC exercises jurisdiction over the advertising of nutritional and dietary supplements under the Federal Trade Commission Act. In November 1998, the FTC published an advertising guideline for the dietary supplement industry entitled "Dietary Supplements: An Advertising Guide for Industry." These guidelines reiterate many of the policies regarding dietary supplements the FTC has periodically announced over the years, particularly with respect to the substantiation of claims made in advertising of dietary supplement products. In the past several years, the FTC has instituted enforcement actions against several dietary supplement companies alleging false and misleading advertising of certain products. These enforcement actions have resulted in the agreement to consent decrees and/or the payment of fines by certain of the companies involved.

      The FTC continues to monitor advertising with respect to dietary supplements and, accordingly, the Company from time to time receives inquiries from the FTC with respect to the Company's advertising. In September 1997, the Company received an access letter from the FTC regarding the Company's advertising with respect to the Company's PhenCal products. After discussions and negotiations between the Company and the FTC, the Company accepted, without admitting liability, a proposed consent decree in June 1999. The proposed consent decree provides, among other things, that the Company will not make certain diet and weight loss claims for its products without adequate scientific substantiation, but does not include any provision for fees or penalties. The proposed consent decree is currently before the FTC pending final review and approval.

      The Company is also a party to a consent order which was signed by Weider Health and Fitness in 1985. Pursuant to the order, the Company is prohibited from making certain advertising claims relating to the muscle building capabilities of Anabolic Mega Paks(R) and Dynamic Life Essence and any other product of substantially similar composition. In connection with the Company's other food products, the Company is similarly prohibited from making these claims unless the Company is able to substantiate such claims.

      The Company's international operations are also subject to governmental regulations in each of the countries in which the Company has operations or sales or distributes products. These regulations may differ materially from country to country and from those regulations of the United States, which may result in additional costs and expenses to the Company due to the reformulation or repackaging of certain products to meet different standards or regulations, the imposition of additional record keeping requirements and expanded or different labeling and scientific substantiation regulations. In addition, governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation of certain of the Company's products. The Company's distributors for those countries in which the Company does not have direct operations generally control compliance with such foreign governmental regulations. These distributors are independent contractors over whom the Company has limited control.

      As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject to additional laws or regulations administered by the federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

PRODUCT LIABILITY INSURANCE

      Because the Company manufactures products designed to be ingested, it faces the risk that materials used for the final products may be contaminated with substances that may cause sickness or other injury to persons who have used the products. Although the Company maintains production and operating standards designed to prevent such events, certain portions of the process of product development, including the production, harvesting, storage and transportation of raw materials, along with the handling, transportation and storage of finished products delivered to consumers, are not within the control of the Company. See "Manufacturing and Product Quality." Also, sickness or injury to persons may occur if the Company's products are ingested in dosages which exceed the dosage recommended on the product label. The Company cannot control misuse of its products by consumers or the marketing, distribution and resale of its products by its customers. With respect to product liability claims in the United States and internationally, the Company has $2.0 million per occurrence domestically ($1.0 million internationally) and $2.0 million ($1.0 million internationally) in aggregate liability insurance subject to self-insurance retention of $10,000. In addition, if claims should exceed $2.0 million, the Company has excess umbrella liability insurance of up to $90.0 million. However, there can be no assurance that such insurance will continue to be available, or if available, will be adequate to cover potential liabilities. The Company generally does not obtain contractual indemnification from parties supplying raw materials or marketing its products; however, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the indemnification party. The Company's product liability insurance does not cover non-safety claims relating to the Company's products, such as noncompliance with label claims or similar matters.

TRADEMARKS AND PATENTS

      The Company owns trademarks registered with the United States Patent and Trademark Office or similar regulatory agencies in certain other countries for its Schiff(R), Metaform(R), American Body Building(TM), Science Foods(R) and Tiger's Milk(R) brands of products. The Company also has obtained trademarks for certain of its products, processes and slogans and has rights to use other names material to its business. The Company vigorously protects its trademark and other intellectual property right. The Company currently has two patents pending.

      The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. The Company registers certain of its trademarks in certain foreign jurisdictions where the Company's products are sold or distributed. However, the protection available in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

EMPLOYEES

      At August 1, 1999, the Company employed approximately 860 persons, of whom approximately 475 were in management, sales, purchasing, logistics and administration and approximately 385 were in manufacturing. Additionally, the Company utilizes temporary employees in some of its manufacturing processes. The Company is not party to any collective bargaining arrangements and believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

      The following table set forth certain information concerning the executive officers of the Company.

      NAME                          AGE         POSITION
      ----                          ---         --------
      Bruce J.Wood                  49          Chief Executive Officer,
                                                President and Director
      Jerome J. Bock                59          Executive Vice President -
                                                Operations
      Stephen D. Young              45          Executive Vice President -
                                                International
      Joseph W. Baty                42          Senior Vice President -
                                                Finance
      James P. Lacey                39          Senior Vice President - Sales
      Daniel A. Thomson             34          Senior Vice President - Legal
                                                Affairs, General Counsel and
                                                Secretary

      Mr. Wood has served as Chief Executive Officer, President and a Director of the Company since June 1999. From January 1998 to December 1998, Mr. Wood was the President and a founder of All Stick Label LLC. From 1973 to December 1997, Mr. Wood held various management positions with divisions of Nabisco, Inc., including President and Chief Executive Officer of Nabisco, Ltd., President of Planters Lifesavers Company, and Senior Vice President, Marketing of Nabisco Biscuit Company and Del Monte USA.

      Mr. Bock has served as Executive Vice President - Operations of the Company since July 1999. Prior to joining the Company, Mr. Bock served as Vice President of Operations for the Hunt-Wesson Division of ConAgra, Inc. from 1993 to February 1999. From 1990 to 1993, Mr. Bock was the President of the Rolling Pin Business Unit of Shato Holdings, Inc. Prior to joining Shato Holdings, Mr. Bock held various operations and management positions with The Pillsbury Company from 1962 to 1989.

      Mr. Young has served as an Executive Vice President of the Company since January 1997. From January 1994 to July 1999, Mr. Young served as the Chief Financial Officer of the Company. Prior to joining the Company in 1993, Mr. Young served as Vice President Finance at First Health Strategies, which he joined in 1983. Mr. Young is a certified public accountant.

      Mr. Baty has served as Senior Vice President - Finance of the Company since January 1997. Prior to joining the Company, Mr. Baty was a partner at KPMG LLP, which he joined in 1984. Mr. Baty is a certified public accountant.

      Mr. Lacey has served as Senior Vice President - Sales of the Company since July 1999. From January 1998 to July 1999, Mr. Lacey served as Chief Operating Officer of Everlast Nutritional Products. From July 1996 to December 1997, Mr. Lacey was Vice President of Sales at Powerbar, Inc. Prior to joining Powerbar, Mr. Lacey held various sales, marketing and management positions from 1982 to 1996 with Oral B Laboratories, Nestle Food Corporation, Carnation Company and Smith Kline-Beecham.

      Mr. Thomson has served as Senior Vice President - Legal Affairs and General Counsel of the Company since July 1998 and Secretary since July 1999. Prior to joining the Company, Mr. Thomson was in private law practice from 1993 to July 1998 in the corporate and securities departments of Latham & Watkins and LeBoeuf, Lamb, Greene & MacRae. Mr. Thomson, a certified public accountant, was an accountant and consultant with the firm of Price Waterhouse LLP from 1988 to 1990.

FACTORS AFFECTING FUTURE PERFORMANCE

      DEPENDENCE ON SIGNIFICANT CUSTOMERS. The Company's largest customers are GNC, Wal-Mart and Costco. These three customers accounted for approximately 43% and 41% respectively, of the Company's net sales for the fiscal years ended May 31, 1999 and 1998. The loss of either GNC, Wal-Mart or Costco as a customer, or a significant reduction in purchase volume by GNC, Wal-Mart or Costco, could have a material adverse effect on the Company's results of operations or financial condition. The Company cannot assure you that GNC, Wal-Mart and/or Costco will continue as major customers of the Company.

      DEPENDENCE ON NEW AND INDIVIDUAL PRODUCTS. The Company believes its ability to grow in its existing market is partially dependent upon its ability to introduce new and innovative products into these markets. Although the Company seeks to introduce additional products each year in its existing markets, the success of new products is subject to a number of variables, including developing products that will appeal to customers and obtaining necessary regulatory approvals. The Company cannot assure you that its efforts to develop and introduce innovative new products will be successful, that customers will accept new products or that the Company will obtain required regulatory approvals of such new products.

      In addition, the Company cannot assure you that individual or groups of similar products currently experiencing strong popularity and rapid growth will maintain sales levels over time. During fiscal year 1999, net sales for the Company's Pain Free(TM) product were approximately 21% of the Company's total net sales.

      ABILITY TO IMPLEMENT BUSINESS STRATEGY. The Company's business and operations have experienced significant growth and increased complexity in recent years. The Company has recently refined its growth and business strategies, designed to focus on and support the Company's core brands, products and customers. The Company's future success depends upon its ability to successfully implement these growth and business strategies. The Company cannot assure you that it will be able to successfully implement these strategies or, if implemented, that the strategies will achieve the anticipated results. The failure to successfully implement these strategies could have a material adverse effect on the Company's results of operations and financial condition.

      AVAILABILITY OF FUTURE FINANCING. The Company's current credit facility matures in February 2000. The Company is evaluating its financing requirements and is discussing a new credit facility and other financing alternatives with its current lender and other financial institutions. Although the Company believes that a new credit facility will be finalized prior to February 2000, the Company cannot assure that it will be able to obtain a new facility by that date or, if obtained, that the new facility or the failure to enter into a new credit facility on terms favorable to the Company could have a material adverse effect on the Company's results of operations and financial condition.

      COMPETITION. The nutritional supplement industry is highly competitive. Numerous companies compete with the Company in the development, manufacture and marketing of nutritional supplements. In addition, large pharmaceutical companies and packaged food and beverage companies compete with the Company in the nutritional supplement market. These companies have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those the Company has available or possess. Increased competition from such companies could have a material adverse effect on the Company's financial results and business.

      IMPACT OF GOVERNMENT REGULATION ON THE COMPANY'S OPERATIONS. The Company's operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and FTC. See "Government Regulation." Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company's products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

      As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. Such future laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, the imposition of additional recordkeeping requirements, expanded documentation of product efficacy, and expanded or modified labeling and scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition. See "Government Regulation."

      ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL. The Company's operations have experienced significant growth in recent years. The Company's ability to manage that growth and added business complexity and to implement its business strategies is largely dependent upon the efforts, performance, abilities and continued service of the Company's management personnel. The competition for such personnel is intense, and the Company cannot assure you it will be able to retain key management personnel or attract and retain additional experienced management personnel. The Company's failure to attract and retain such personnel could have a material adverse effect on the Company's results of operations and financial condition.

      EFFECT OF UNFAVORABLE PUBLICITY. The Company believes that the nutritional supplement market is affected by national media attention regarding the consumption of nutritional supplements. The Company cannot assure you that future scientific research or publicity will not be unfavorable to the nutritional supplement market or any particular product, or inconsistent with previous favorable research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could have a material adverse effect on the Company's business or financial results. The Company also depends upon consumer perceptions of the safety, quality and efficacy of its products as well as similar products sold or distributed by other companies (which may not adhere to the same quality standards as the Company). Accordingly, negative publicity associated with illness or other adverse effects resulting from the consumption of the Company's products or any similar products distributed by other companies could have a material adverse impact on the Company's business or financial results. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed.

      YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company has implemented a year 2000 compliance plan; however, there can be no assurance until the year 2000 that the Company's systems will be year 2000 compliant. In addition, the ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is outside of the Company's control. Any Year 2000 compliance problem of either the Company or third parties with whom the Company transacts business could result in a material adverse effect on the Company's business or financial results.

      RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. The Company's continued growth is dependent in significant part upon its ability to expand its operations into new markets, including international markets. The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems.

      As a result of the Company's acquisition of Haleko in July 1998, the Company's international sales have increased substantially over historical levels. Approximately 27% of the Company's net sales for fiscal 1999 were generated outside the United States. Operating in international markets exposes the Company to certain risks, including, among other things, changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate products to the United States, foreign currency fluctuations, the potential imposition of trade or foreign exchange restrictions or increased tariffs, and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

      AVAILABILITY OF RAW MATERIALS. The Company obtains all of its raw materials for the manufacture of its products from third parties. The Company cannot assure you that suppliers will provide the raw materials the Company needs in the quantities requested, at a price the Company is willing to pay or that meet the Company's quality standards. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers; or result in the Company's inability to meet customer demands for certain products. The occurrence of any of the foregoing could have a material adverse effect on the Company's results of operations or financial condition.

      INTELLECTUAL PROPERTY PROTECTION. The Company believes that trademarks and other proprietary rights are important to its success and its competitive position. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company protects its legal rights concerning its trademarks and the Company is currently enforcing various trademarks against infringement, both in the United States and in foreign countries. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.

      POTENTIAL SALES AND EARNINGS VOLATILITY. The Company's sales and earnings continue to be subject to potential volatility based upon, among other things, the Company's inability to implement its business strategies; changes in regulations that may limit or restrict the sale of certain of the Company's products, the expansion of the Company's operations into new markets, or the introduction of the Company's products into new markets; the Company's failure, or its distributors' failure (and allegations of the Company's or their failure), to comply with applicable regulations; the Company's inability to introduce new products; lack of market acceptance of the Company's new products; the introduction of new products by the Company's competitors; consumer perceptions of the Company's products and operations; and general conditions in the nutritional supplement industry.

      The Company's business is, to some extent, seasonal, with lower sales typically realized during the first and second fiscal quarters and higher sales typically realized during the third and fourth fiscal quarters. The Company believes such fluctuations in sales are the result of greater marketing and promotional activities toward the end of each fiscal year, customer buying patterns and consumer spending patterns related primarily to consumers' interest in achieving personal health and fitness goals after the beginning of each new calendar year and before the summer fashion season.

      CONTROL BY PRINCIPAL STOCKHOLDER. Weider Health and Fitness owns all of the outstanding shares of Class B Common Stock representing approximately 94% of the aggregate voting power of all outstanding shares of the Company's common stock. Weider Health and Fitness is in a position to exercise control over the Company and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by the Company's amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control the operations of the Company. Accordingly, the Company cannot engage in any strategic transactions without the approval of Weider Health and Fitness.

ITEM 2.  PROPERTIES

      At May 31, 1999, the Company owned or leased the following facilities:

                                               APPROXIMATE                EXPIRATION
LOCATION             FUNCTION                  SQUARE FEET   LEASE/OWN    DATE OF LEASE
--------             --------                  -----------   ---------    -------------
Salt Lake City, UT   Company Headquarters,       418,000       Lease      March 2013
                     Manufacturing & Pro-
                     duction, Warehouse &
                     Distribution
Salt Lake City, UT   Manufacturing & Pro-        152,000       Own        N/A
                     duction, Warehouse
Walterboro, S.C.     Manufacturing & Pro-         55,000       Own        N/A
                     duction
Las Vegas, NV        Manufacturing & Pro-         27,500       Lease      November 1999
                     duction
Montreal, Quebec     Administrative Offices       24,600       Lease      Month to month
                     & Warehouse
Madrid, Spain        Administrative Offices,      20,000       Lease      September 2006
                     Manufacturing & Pro-
                     duction
Hamburg, Germany     Administrative Offices       25,400       Lease      September 2003
Bleckede, Germany    Manufacturing & Produc-     100,000       Own        N/A
                     tion, Warehouse
Various, Germany(1)  Sales & Administrative      Various       Leases     Various
                     Offices

(1) The Company has several small sales and administrative offices primarily located in Germany.

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

      The Company and a former subsidiary, Schiff(R) Products, Inc. ("Schiff(R) Products"), together with other distributors, manufacturers and retailers of L-Tryptophan, are defendants in actions in federal and state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of products containing allegedly contaminated L-Tryptophan. The Company acquired Schiff(R) Products pursuant to an asset acquisition transaction in 1989. Schiff(R) Products was a distributor of L-Tryptophan, but neither the Company nor Schiff(R) Products ever distributed products that are the subject of the lawsuits. In each lawsuit, the L-Tryptophan products were shipped by the entity from whom the Company purchased the trademark Schiff(R) and other assets in 1989. The Company and Schiff(R) Products have entered into an indemnification agreement (the "Indemnification Agreement") with Showa Denko America ("SDA"), a U.S. subsidiary of a Japanese Corporation, Showa Denko, K.K. ("SDK"). Under the

Indemnification Agreement, SDA agreed to assume the defense of all claims arising out of the ingestion of L-Tryptophan products, pay all legal fees and indemnify the Company and its affiliates against liability in any action if it is determined that a proximate cause of the injury sustained by the plaintiff in the action was a constituent of the raw material sold by SDA to Schiff(R) Products, or was a factor for which SDA or any of its affiliates was responsible, except to the extent that action by the Company or Schiff(R) Products proximately contributed to the injury, and except for certain claims relating to punitive damages. SDK has posted a revolving irrevocable letter of credit for the benefit of the indemnified group if SDA is unable or unwilling to satisfy any claims or judgments. SDK has unconditionally guaranteed the payment obligations of SDA under the Indemnification Agreement. In management's judgment, the outcome of this matter will not have a material adverse effect on the Company's financial position or results of operation.

      In March 1999, the plaintiff's attorney involved in a previously settled California matter regarding certain of the Company's bar products filed a lawsuit on behalf of Michael Morelli and an alleged class in the Supreme Court of the State of New York (New York County) alleging similar unfair competition and false advertising claims under New York law. In May 1999, the plaintiff's attorney also filed a lawsuit on behalf of Lisa Fasig and an alleged class in the Circuit Court of Lee County, Florida alleging similar claims under Florida law. The Company disputes the allegations and will vigorously oppose the lawsuits.

      In April 1997, the Company filed a lawsuit in the United States District Court for the District of Utah (Central Division) for a declaratory judgment that Pain Free(TM), a joint care product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. In June 1997, Nutramax filed a counterclaim against the Company alleging that the Company was infringing on one or more of Nutramax's patents. The litigation was transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that over twenty other entities had also infringed those patents. Nutramax also filed a lawsuit in Maryland State Court in August 1998 against the Company and one of its employees alleging breaches of certain claimed confidentiality obligations. In August 1999, the Company, Nutramax and the other entities entered into a settlement agreement resolving the litigations. Pursuant to the terms of the settlement agreement, the defendants made a one-time cash payment to Nutramax and the defendants are authorized to sell all of the allegedly infringing products.

      As previously disclosed, the Company was named as a defendant in a lawsuit in the United States District Court for the Southern District of Florida alleging that the Company's Pain Free(TM) product infringed upon an alleged "Pain-Free HP" trademark used by the plaintiff. In April 1999, the parties entered into a settlement agreement resolving the matter. Pursuant to the terms of the settlement agreement, the plaintiff and another party received a cash payment in exchange for an assignment to the Company of all of their rights relating to Pain Free(TM) and related trademarks.

      The Company has been in discussions with the FTC regarding the Company's advertising with the Company's PhenCal products. See "Government Regulation" under Item 1. above for further information.

      The Company is involved in other claims, legal actions and governmental proceedings that arise from the Company business operations. Although ultimate liability cannot be determined at the present time, the Company believes that any liability resulting from these matters, if any, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on the Company's financial position or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to the vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      In May 1997, the Company completed its initial public equity offering of 6,440,000 shares (includes over-allotment of 840,000 shares) of Class A common stock, $.01 par value per share, which were issued at $11.00 per share (the "IPO"). The Company's Class A common stock is traded on the New York Stock Exchange under the symbol "WNI."

      The high and low closing prices of the Company's Class A common stock for each quarter of fiscal 1999 and 1998, respectively, are set forth below:

      FISCAL YEAR ENDED MAY 31, 1999:            HIGH        LOW
                                                ------      ------
      First Quarter............................ $17.38      $ 8.81
      Second Quarter...........................  10.75        4.25
      Third Quarter............................   7.50        5.25
      Fourth Quarter...........................   6.50        4.50

      FISCAL YEAR ENDED MAY 31, 1998:
      First Quarter............................ $19.75      $12.25
      Second Quarter...........................  15.25       10.38
      Third Quarter............................  15.13       10.75
      Fourth Quarter...........................  16.13       11.00

      The high and low closing prices of the Company's common stock subsequent to the IPO through May 31, 1997, were $12.75 and $11.13, respectively.

      The Company paid a quarterly dividend of $0.0375 per share (annual dividend of $0.15 per share) for fiscal 1999 and 1998, respectively. In addition, the Company paid a quarterly dividend of $0.0375 per share subsequent to year end. The dividend was declared to be payable on June 28, 1999 to holders of all classes of common stock of record at the close of business on June 21, 1999. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company's credit agreement with General Electric Capital Corporation contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock (See Note 7 to the Consolidated Financial Statements). Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

      The closing price of the Company's Class A common stock on August 2, 1999 was $4.75. The approximate number of stockholders of record on August 2, 1999 was 355.

      On July 24, 1998, the Company acquired 100% of the outstanding shares of Haleko, a corporation organized under the laws of Germany (see Note 2 to Consolidated Financial Statements). The initial purchase price was comprised of $25.6 million in cash, 200,000 shares of Class A common stock and up to an $8.4 million contingent earnout agreement tied to future financial performance for the subsequent three-year period. The securities were not registered under the Securities Act of 1933, as amended, in reliance under the exemption set forth under Regulation S. The securities were sold to foreign persons and no offers or sales were made within the United States.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The following selected consolidated financial data as of, and for the fiscal years ended May 31, 1995 through May 31, 1999 have been derived from the Company's consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(Dollars in thousands)                                   FISCAL YEAR ENDED MAY 31,
                                       -------------------------------------------------------------
                                          1995         1996         1997         1998        1999
                                       ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA:
 Net sales .........................   $  90,927    $ 186,405    $ 218,566    $ 250,542    $ 335,488
 Cost of goods sold ................      55,411      116,177      136,875      161,334      221,062
                                       ---------    ---------    ---------    ---------    ---------
 Gross profit ......................      35,516       70,228       81,691       89,208      114,426
                                       ---------    ---------    ---------    ---------    ---------
 Operating expenses ................      24,226       41,068       51,745       60,903      104,834
 Plant consolidation & transition ..        --           --           --           --          5,113
 Other inventory related charges ...        --           --           --           --          4,115
 Severance & recruiting charges ....        --           --           --           --          3,062
 Impairment of intangible assets ...        --           --          2,095         --            535
 Management and employee compensa-
  tion charges .....................        --           --         14,495          401          804
                                       ---------    ---------    ---------    ---------    ---------
 Total operating expenses ..........      24,226       41,068       68,335       61,304      118,463
                                       ---------    ---------    ---------    ---------    ---------
 Income (loss) from operations .....      11,290       29,160       13,356       27,904       (4,037)
 Other income (expense):
  Interest, net ....................      (1,079)      (3,736)      (5,791)      (4,219)      (9,550)
  Other ............................         147         (253)        (557)        (671)        (430)
                                       ---------    ---------    ---------    ---------    ---------
      Total ........................        (932)      (3,989)      (6,348)      (4,890)      (9,980)
                                       ---------    ---------    ---------    ---------    ---------
 Income (loss) before income taxes .      10,358       25,171        7,008       23,014      (14,017)
 Provision for income taxes (benefit)      4,266       10,207        2,708        9,010       (5,239)
                                       ---------    ---------    ---------    ---------    ---------
 Net income (loss) .................   $   6,092    $  14,964    $   4,300    $  14,004    $  (8,778)
                                       =========    =========    =========    =========    =========
Weighted average shares
 outstanding, in thousands (1):
 Basic .............................                   17,245       17,866       24,702       24,930
                                                    =========    =========    =========    =========
 Diluted ...........................                   17,245       17,866       25,001       24,930
                                                    =========    =========    =========    =========
Net income (loss) per share (1):
 Basic .............................                $    0.87    $    0.24    $    0.57    $   (0.35)
                                                    =========    =========    =========    =========
 Diluted ...........................                $    0.87    $    0.24    $    0.56    $   (0.35)
                                                    =========    =========    =========    =========
                                                                  AT MAY 31,
                                       -------------------------------------------------------------
(In Thousands)                            1995         1996         1997        1998         1999
                                       ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA:
Cash and cash equivalents .......      $   2,272    $   1,592    $   1,259    $     684    $   1,926
Working capital (2) .............         25,044       42,605       62,016       85,688       79,001
Total assets ....................         70,048      133,147      168,756      209,740      256,029
Total debt ......................         28,616       68,054       45,094       70,346      115,439
Total stockholders' equity ......         28,100       39,332       92,424      103,136       91,780

(1) During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Earnings per share amounts for fiscal 1996 and 1997 have been restated to conform to the requirements of SFAS No. 128.

(2) Working capital at May 31, 1999 excludes $98,654 due GECC in February 2000 under the Company's credit facility (See Note 1 to the Consolidated Financial Statements). Including such amount, working capital (deficit) amounts to $(19,653) at May 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS. STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION STATEMENTS WHICH ARE PRECEDED BY, FOLLOWED BY OR INCLUDE THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "MAY," "SHOULD" OR SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

      IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: COMPLETION OF THE SKU REDUCTION PROGRAM AS ANTICIPATED BY THE COMPANY, THE COMPANY'S ABILITY TO IMPLEMENT MORE SOPHISTICATED OPERATING SYSTEMS AND INVENTORY MANAGEMENT PROGRAMS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, DEPENDENCE ON INDIVIDUAL PRODUCTS, THE REALIZABLE VALUE OF DISCONTINUED SKUS, MARKET CONDITIONS INCLUDING PRICING, DEMAND FOR PRODUCTS AND THE LEVEL OF TRADE INVENTORIES, THE SUCCESS OF PRODUCT DEVELOPMENT AND NEW PRODUCT INTRODUCTIONS INTO THE MARKETPLACE, CHANGES IN LAWS AND REGULATIONS, THE COMPANY'S ABILITY TO IDENTIFY, RECRUIT AND INTEGRATE KEY MANAGEMENT PERSONNEL, INCLUDING THE COST AND TIMING THEREOF, LITIGATION AND GOVERNMENT REGULATORY ACTION, AVAILABILITY OF FUTURE FINANCING, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, RESULTS OF MANAGEMENT'S EVALUATION OF ITS BUSINESS OPERATIONS AND STRATEGIES, AND OTHER FACTORS DISCUSSED UNDER "FACTORS AFFECTING FUTURE PERFORMANCE" IN ITEM 1 OF THIS ANNUAL REPORT.

OVERVIEW

      The Company develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. Net income (loss) for the years ended May 31, 1999, 1998 and 1997 amounted to $(8.8) million, $14.0 million and $4.3 million, respectively. The Company's fiscal 1999 results were affected by several strategic initiatives that were initially and/or primarily implemented during the year. These initiatives included, among others, the closing of the Company's capsule and tablet manufacturing facility in California, the refinement of the Company's growth and business strategies designed to focus on its primary brands and customers, the decision to reduce active domestic SKUs by over two-thirds, organizational changes and upgrading management systems (including senior management changes), the elimination of contract manufacturing where the company does not now have, or does not believe in the future will have, other business relationships with such contract manufacturing customers, the expansion of the company's international operations primarily from the acquisition of Haleko, the introduction of an enhanced marketing plan resulting in significant increases in selling, marketing and advertising costs, and certain other initiatives.

      The implementation of these initiatives and the refinement of the Company's growth and business strategies is an ongoing process. While the focus of this process is to improve future profitability, no assurance can be given that decisions made by the Company relating to these initiatives will not adversely effect the Company's financial condition and results of operations.

      The Company experienced growth in sales over the past three fiscal years. Net sales were $335.5 million, $250.5 million and $218.6 million for fiscal 1999, 1998 and 1997, respectively. The Company's growth has been a result of increased demand for the Company's products, including the introduction of new products, the Company's increased penetration of the growing mass volume retail distribution channel and the Company's acquisition strategy. In July 1998, the Company acquired 100% of the outstanding shares of Haleko Hanseatisches Lebensmittle Kontor GmbH, corporation organized under the laws of Germany ("Haleko"). Haleko is the largest sports nutrition company in Europe. The Company's acquisition of Haleko resulted in incremental net sales of approximately $73.4 million (ten months) in fiscal 1999. Haleko had sales of approximately $69 million for the twelve months ending May 31, 1998.

      Net sales increased 33.9% in fiscal 1999 compared to an increase of 14.6% in fiscal 1998. The Company's higher growth rate in fiscal 1999, in comparison to fiscal 1998, resulted primarily from the impact of the Haleko acquisition and the continued growth in the mass market distribution channel. Overall sales growth was offset by certain of the strategic initiatives described above, including, among other decisions, the elimination of approximately two-thirds of the Company's domestic SKUs during the course of the fiscal year, and the significant reduction of certain contract manufacturing projects.

      The following table shows selected items as reported and as a percentage of net sales for the years indicated:

                                     1999                  1998                1997
                             ------------------     -----------------    -----------------
                                                   (dollars in thousands)
Net sales ................   $ 335,488    100.0%    $ 250,542   100.0%   $ 218,566   100.0%
Cost of goods
  sold ...................     221,062     65.9       161,334    64.4      136,875    62.6
                             ---------    -----     ---------   -----    ---------   -----
Gross profit .............     114,426     34.1        89,208    35.6       81,691    37.4
                             ---------    -----     ---------   -----    ---------   -----
Operating
  expenses ...............     104,834     31.3        60,903    24.3       51,745    23.7
Plant consolidation &
  transition .............       5,113      1.5          --      --           --      --
Other inventory related
  charges ................       4,115      1.2          --      --           --      --
Severance & recruiting
  charges ................       3,062       .9          --      --           --      --
Management & employee
  compensation
  charges ................         804       .2           401      .2       14,495     6.6
Impairment of
  intangible
  assets .................         535       .2          --      --          2,095     1.0
                             ---------    -----     ---------   -----    ---------   -----
Total operating
  expenses ...............     118,463     35.3        61,304    24.5       68,335    31.3
                             ---------    -----     ---------   -----    ---------   -----
Income (loss) from
  operations .............      (4,037)    (1.2)       27,904    11.1       13,356     6.1
Other expense, net .......       9,980      3.0         4,890     2.0        6,348     2.9
Provision for
  income taxes (benefit) .      (5,239)    (1.6)        9,010     3.5        2,708     1.2
                             ---------    -----     ---------   -----    ---------   -----
Net income (loss) ........   $  (8,778)    (2.6)%   $  14,004     5.6%   $   4,300     2.0%
                             =========    =====     =========   =====    =========   =====

RESULTS OF OPERATIONS
(FISCAL 1999 COMPARED TO FISCAL 1998)

      NET SALES. Net sales for the year ended May 31, 1999 increased $85.0 million, or 33.9%, to $335.5 million from $250.5 million for the year ended May 31, 1998.

      The following table shows comparative net sales results categorized by distribution channel as reported and as a percentage of net sales for the years indicated (dollars in thousands):

                                                   1999               1998
                                             ---------------    ---------------
      Mass volume retailers ...............  $152,046   45.4%   $110,388   44.4%
      Health food retailers & distributors.    56,178   16.7      61,742   24.6
      Health club and gym distributors ....    24,960    7.4      25,853   10.3
      International markets ...............    89,189   26.6      17,295    6.6
      Contract manufacturing ..............     8,474    2.5      30,341   12.1
      Other ...............................     4,641    1.4       4,923    2.0
                                             --------  -----    --------  -----
            Total .........................  $335,488  100.0%   $250,542  100.0%
                                             ========  =====    ========  =====

      Sales to mass volume retailers (including food, drug, mass, club, and convenience stores) and international markets increased during 1999 compared to 1998. Sales to mass volume retailers increased approximately 37.7% to $152.0 million in 1999 from $110.4 million 1998. The increase in sales to mass volume retailers resulted primarily from increased penetration of the market and the sale of new products offset by the effects of the Company's fiscal 1999 strategic initiatives. Sales of Pain Free(TM) amounted to approximately $71 million for the year ended May 31, 1999 compared to $17.9 million for the year ended May 31, 1998.

      Sales to international markets increased $71.9 million to $89.2 million for the year ended May 31, 1999 from $17.3 million for the year ended May 31, 1998. The increase in sales to international markets resulted primarily from the Company's acquisition of Haleko offset by a relatively small decrease in other international sales volume (resulting primarily from a change in year end for international operations). Haleko's sales for fiscal 1999 (ten months) amounted to approximately $73.4 million.

      Overall sales to health food retailers and distributors decreased approximately 9.0% to $56.2 million for fiscal 1999 compared to $61.7 million for fiscal 1998. The decrease in sales resulted primarily from the Company's increased focus on the mass market distribution channel together with certain individual retailers in the health food distribution channel. Sales to GNC, the Company's most significant health food retailer, remained relatively constant in fiscal 1999 compared to fiscal 1998, whereas sales to health food distributors decreased in fiscal 1999 compared to fiscal 1998.

      Contract manufacturing (private label) sales volume decreased approximately 72.1% to $8.5 million for the year ended May 31, 1999 from $30.3 million for the year ended May 31, 1998. This reduction is primarily the result of the Company's decision to limit contract manufacturing business to only those customers who have, or may in the future have, other business relationships with the Company. Private label business for customers with whom other business relationships exist are included in the net sales amounts for the distribution channel applicable to the customer. Sales to health club and gym distributors decreased approximately 3.5% to $25.0 million for fiscal 1999 compared to $25.9 million for fiscal 1998. The decrease resulted primarily from reduced volumes with certain distributors.

      The Company's three largest customers accounted for approximately 43% of the Company's aggregate net sales for the year ended May 31, 1999 and 41% for the year ended May 31, 1998.

      GROSS PROFIT. Gross profit increased approximately 28.3% to $114.4 million in the year ended May 31, 1999 from $89.2 million in the year ended May 31, 1998. Gross profit, as a percentage of net sales, was 34.1% for the year ended May 31, 1999 compared to 35.6% for the year ended May 31, 1998. The decrease in the gross profit percentage resulted primarily from inventory charges recognized due to the Company's SKU reduction program together with associated credits for returned goods.

      OPERATING EXPENSES. Operating expenses increased approximately 93.2% to $118.5 million in the year ended May 31, 1999 from $61.3 million in the year ended May 31, 1998. As discussed previously, the Company initiated several strategic decisions during fiscal 1999, including, among others, the closing of its California-based capsule and tablet manufacturing facility, the implementation of a domestic SKU reduction program, organizational changes and upgrading management systems, the introduction of a significantly enhanced selling, marketing and advertising plan, and the expansion of the Company's international operations. These initiatives, together with the acquisition of Haleko, general sales growth and increased legal costs, resulted in a significant increase in total operating expenses.

      Selling and marketing expenses increased approximately 78.6% to $70.1 million in the year ended May 31, 1999 from $39.2 million in the year ended May 31, 1998. Selling and marketing expenses as a percentage of net sales were 20.9% for the year ended May 31, 1999 compared to 15.7% for the year ended May 31, 1998. The increase in selling and marketing expense resulted primarily from the Company's acquisition of Haleko and incremental advertising and promotional costs in support of the Company's brand building strategies. Total selling, marketing and advertising costs amounted to $49.8 million in fiscal 1999 compared to $24.2 million in fiscal 1998. Incremental selling and marketing costs resulting from the Haleko acquisition amounted to $18.1 million in fiscal 1999.

      General and administrative expenses, as a percentage of net sales, were 8.0% for the year ended May 31, 1999 compared to 6.2% for the year ended May 31, 1998. The increase resulted primarily from increased legal costs, "Year 2000" implementation and compliance costs, as well as other costs associated with information system capabilities and the incremental costs associated with the acquisition of Haleko.

      OTHER EXPENSE. Other expense, net, amounted to $10.0 million for the year ended May 31, 1999 compared to $4.9 million for the year ended May 31, 1998. The net increase of approximately $5.1 million consists primarily of increased interest costs associated with additional indebtedness incurred in connection with the acquisition of Haleko as well as a higher overall effective borrowing rate for fiscal 1999 in comparison to fiscal 1998.

      PROVISION FOR INCOME TAXES. The Company recognized an income tax benefit for the fiscal year ended May 31, 1999 as a result of its pretax loss. The Company's overall effective tax rate is higher in fiscal 1999, in comparison to 1998, primarily as a result of a higher effective tax rate associated with Haleko's operating results. Income taxes (benefit)as a percentage of pre-tax income, amounted to approximately 37.4% for the year ended May 31, 1999 compared to 39.2% for the year enced May 31, 1998.

RESULTS OF OPERATIONS
(FISCAL 1998 COMPARED TO FISCAL 1997)

      NET SALES. Net sales increased approximately 14.6% to $250.5 million in fiscal 1998 from $218.6 million in fiscal 1997. The increase in net sales in fiscal 1998 resulted primarily from increased sales to mass volume and health food store retailers and distributors resulting from introduction of new products, together with smaller sales volume increases in other distribution channels.

      The following table shows comparative net sales results categorized by distribution channel as reported and as a percentage of net sales for the fiscal years indicated (dollars in thousands):

                                                 1998                 1997
                                           ----------------    ----------------
      Mass volume retailers ............   $110,388    44.4%   $ 83,420    38.1%
      Health food retailers &
        distributors ...................     61,742    24.6      48,194    22.1
      Health club and gym
      distributors .....................     25,853    10.3      23,721    10.9
      International markets ............     17,295     6.6      18,790     8.6
      Contract manufacturing ...........     30,341    12.1      38,430    17.6
      Other ............................      4,923     2.0       6,011     2.7
                                           --------   -----    --------   -----
      Total ............................   $250,542   100.0%   $218,566   100.0%
                                           ========   =====    ========   =====

      Sales to mass volume retailers increased approximately 32.3% to $110.4 million in fiscal 1998 from $83.4 million in fiscal 1997. The increase in sales to mass volume retailers in fiscal 1998 resulted primarily from expanding distribution to existing accounts through the introduction of new branded products such as Pain Free(TM) and PhenCal(R). Sales to health food retailers and distributors increased approximately 28.1% to $61.7 million in fiscal 1998 from $48.2 million in fiscal 1997. The increase in sales to health food retailers was primarily the result of the introduction of new products under the Metaform(R) line.

      Contract manufacturing sales volume decreased 21.0% to $30.3 million in fiscal 1998 from $38.4 million in fiscal 1997. The decrease in sales resulted primarily from reduced contract manufacturing projects for certain customers. Sales to international markets decreased approximately 8.0% to $17.3 million in fiscal 1998 from $18.8 million in fiscal 1997. The decrease in sales to international markets resulted primarily from lower sales volume in Canada and the United Kingdom. Sales to other customers decreased approximately 18.1% to $4.9 million in fiscal 1998 from $6.0 million in fiscal 1997. The decrease in sales to other customers was primarily attributable to reduced volume with the military.

      The Company's three largest customers accounted for approximately 41% of net sales for the year ended May 31, 1998 and 28% for the year ended May 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

      Concurrent with the Company's IPO in May 1997, the Company entered into an amended credit agreement (the "Credit Agreement") with GECC. The Credit Agreement is a $115.0 million (as amended) senior secured, credit facility that contains customary terms and conditions, including, subject to permitted amounts, a limitation on the ability of the Company to pay dividends on its common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company (including the subsidiary that owns the Company's foreign subsidiaries). Borrowings available under the Credit Agreement are used for general working capital, to support capital expenditures and, if necessary, to effect acquisitions. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000. Accordingly, amounts outstanding under the Credit Agreement at May 31, 1999, are included in the current portion of long-term debt. At May 31, 1999, the Company had $16.3 million of available credit under the Credit Agreement.

      The Company is presently evaluating its financing requirements and has commenced discussions with its current lender and other banking institutions regarding a new credit facility and/or other financing alternatives. Management believes that a new credit facility will be finalized by the end of the Company's fiscal quarter ending November 30, 1999. Management expects that the credit facility will be refinanced on a long-term basis.

      The Company's wholly-owned subsidiary, Haleko, consummated a new credit facility in July 1999. The credit facility essentially eliminated several smaller lines of credit, and coupled with one other existing line of credit, provides Haleko with approximately $16.2 million of aggregate borrowing availability. The credit facilities renew annually. At May 31, 1999, Haleko's aggregate borrowings amounted to approximately $7.6 million.

      Excluding amounts outstanding under the Credit Agreement with GECC ($98.7 million), the Company had working capital of approximately $79.0 million at May 31, 1999 compared to $85.7 million at May 31, 1998. This decrease resulted primarily from the assumption of short term debt obligations in connection with the acquisition of Haleko.

      Inventories increased primarily as a result of the acquisition of Haleko (approximately $8.9 million), partially offset by results of the Company's SKU reduction program and other Company strategic initiatives. Other current assets and other current liabilities increased primarily due to the acquisition of Haleko.

      During fiscal 1999, the Company's aggregate current and long-term debt increased approximately $45.1 million to $115.4 million at May 31, 1999 primarily as a result of increased borrowings for the acquisition of Haleko and the assumption of approximately $14.8 million in Haleko indebtedness.

      The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under the Credit Agreement or alternative financing (see
Note 1 to the Consolidated Financial Statements). The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions, if any, may also require borrowings under the Credit Agreement and/or other debt financing or the issuance of additional equity.

      The Company paid a quarterly dividend of $0.0375 per share (annual dividend of $0.15 per share) for fiscal 1999. In addition, the Company paid a quarterly dividend of $0.0375 per share subsequent to year end. The dividend was declared to be payable on June 28, 1999 to holders of all classes of common stock of record at the close of business on June 21, 1999. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's financial statements for the year ending May 31, 2001. The Company does not expect the impact of SFAS No. 133 to be material in relation to its financial statements.

YEAR 2000

      In fiscal 1998 the Company initiated a year 2000 compliance project (the "Year 2000 Project"). The Company identified the Year 2000 Project as a priority and has allocated resources to it in an effort to minimize the impact of year 2000 date related problems. The Company assigned a senior level manager to oversee the Year 2000 Project and retained the services of an outside year 2000 consulting firm. The scope of the Year 2000 Project encompasses the Company's traditional mainframe based application software, its midrange and personal computing platforms, and its embedded microporocessor systems. Furthermore, the Company is conducting a year 2000 compliance assessment of those of its suppliers, distributors and customers, whose relationship, in the Company's business judgment, is material. The Company's assessment of its year 2000 issues is substantially complete and the Company made a determination of its critical and non-critical items.

      The Company's critical items include its JD Edwards accounting and manufacturing support software and its IBM AS/400 operating system. Each of these items has been certified by the vendor as year 2000 compliant. The Company has conducted tests to support these claims.

      Approximately $600,000 has been spent on the substantially completed Year 2000 Project as of May 31, 1999. The Company is also in the process of evaluating year 2000 compliance by its major business partners, and is in the process of evaluating and formulating its contingency plans. Included in these contingency plans are backup power supply systems for computers, facilities and manufacturing. The Company continues to formulate these contingency plans for critical issues involving business partners, information processing and its manufacturing process. Although the Company is undertaking the Year 2000 Project, no assurance can be given that such a program will be able to solve the year 2000 issues applicable to the Company or that the failure to solve such issues will not have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data for the Company are on the following pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Item 1 - Executive Officers" for certain information relating to the Company's executive officers. See also the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Directors and Executive Officers of the Registrant."

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

      (3) Exhibits

2.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schluter. (2)
2.2   Amendment Deed to Stock Purchase Agreement, dated July 24, 1998. (2)
2.3   Share Transfer Deed, dated July 24, 1998 1998. (2)
3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2   Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1 Amended and Restated Credit Agreement dated as of May 6, 1997 among Weider Nutrition International, Inc., certain subsidiaries, certain lenders and General Electric Capital Corporation. (3)
4.2 First Amendment to Amended and Restated Credit Agreement dated as of August 27, 1997 among Weider Nutrition International, Inc.and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.3 Second Amendment to Amended and Restated Credit Agreement dated as of February 1998 among Weider Nutrition Internaitonal, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders.(3)
4.4 Third Amendment to Amended and Restated Credit Agreement dated as of July 28, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.5 Fourth Amendment to Amended and Restated Credit Agreement dated as of December 2, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.6 Fifth Amendment to Amended and Restated Credit Agreement dated as of December 15, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.7 Sixth Amendment to Amended and Restated Credit Agreement dated as of March 4, 1999 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (5)
4.8 Seventh Amendment to Amended and Restated Credit Agreement date as of June 24, 1999 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders.(6)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2  Agreement by and between Joseph Weider and Weider Health and Fitness (1)
10.3  1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries (1)
10.5 Form of Employment Agreement between Weider Nutrition International, Inc. and Richard B. Bizzaro (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds (1)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc.(1)

10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited (1)
10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness, Bayonne Settlement and Ronald Corey(1)
10.11 Indemnification Agreement between Weider Nutrition Group, Inc. And Showa Denko America (1)
10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited (1)
10.13 Form of Employment Agreement between Weider Nutrition International, Inc. and Bruce J. Wood. (6)
21    Subsidiaries of Weider Nutrition International, Inc.(6)
23.1  Independent Auditors' Consent (6)
27.1  FINANCIAL DATA SCHEDULE SUMMARY (6)
----  -------------------------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No.333-12929)and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3) Previously filed in the Company's Current Report on Form 10-Q dated as of October 14, 1998 and incorporated herein by reference.
(4) Previously filed in the Company's Current Report on Form 10-Q dated as of January 14, 1999 and incorporated herein by reference.
(5) Previously filed in the Company's Current Report on Form 10-Q dated as of April 6, 1999 and incorporated herein by reference.
(6)   FILED HEREWITH.
----  -------------------------------------
(b)   Reports on Form 8-K

            No report on Form 8-K was filed during the fourth quarter of fiscal 1999.

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

                                    Weider Nutrition International, Inc.


Dated: August 30, 1999              By: /S/ BRUCE J. WOOD
                                            Bruce J. Wood
                                            Chief Executive Officer
                                            and President

      Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

            NAME                    TITLE                      DATE


/S/ ERIC WEIDER               Chairman of the Board            August 30, 1999
                              and Director


/S/ BRUCE J. WOOD             Chief Executive Officer,         August 30, 1999
                              President and Director
                              (Principal Executive Officer)

/S/ JOSEPH W. BATY            Senior Vice President,           August 30, 1999
                              Finance (Principal Financial
                              Accounting Officer)

/S/ RONALD L. COREY           Director                         August 30, 1999


/S/ ROGER H. KIMMEL           Director                         August 30, 1999


/S/ GEORGE F. LENGVARI        Director                         August 30, 1999


/S/ DONALD G. DRAPKIN         Director                         August 30, 1999


/S/ GLENN W. SCHAEFFER        Director                         August 30, 1999


/S/ DAVID J. GUSTIN           Director                         August 30, 1999

                      WEIDER NUTRITION INTERNATIONAL, INC.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................................ F-2

Consolidated Balance Sheets at May 31, 1999 and 1998........................ F-3

Consolidated Statements of Operations, Years Ended
May 31, 1999, 1998 and 1997................................................. F-4

Consolidated Statements of Stockholders' Equity,
Years Ended May 31, 1999, 1998 and 1997..................................... F-5

Consolidated Statements of Cash Flows, Years
Ended May 31, 1999, 1998 and 1997........................................... F-6

Notes to Consolidated Financial Statements.................................. F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Weider Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Weider Nutrition International, Inc. and subsidiaries (collectively, the "Company") as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weider Nutrition International, Inc. and subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Salt Lake City, Utah
August 13, 1999

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1999 AND 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                                 1999           1998
                                                               ---------     ---------
Current assets:
  Cash and cash equivalents ...............................    $   1,926     $     684
  Receivables (Note 3) ....................................       60,524        55,204
  Inventories (Note 4) ....................................       63,658        60,523
  Prepaid expenses and other ..............................        4,712         3,193
  Deferred taxes (Note 8) .................................        7,387         3,896
                                                               ---------     ---------
      Total current assets ................................      138,207       123,500
                                                               ---------     ---------
Property and equipment, net (Note 5) ......................       48,872        41,962
                                                               ---------     ---------
Other assets:
  Intangible assets, net (Note 6) .........................       51,980        24,392
  Deposits and other assets ...............................       12,806        14,668
  Notes receivable related to
    stock performance units (Note 9) ......................        4,164         3,987
  Deferred taxes (Note 8) .................................         --           1,231
                                                               ---------     ---------
      Total other assets ..................................       68,950        44,278
                                                               ---------     ---------
            Total assets ..................................    $ 256,029     $ 209,740
                                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................    $  25,492     $  26,359
  Accrued expenses ........................................       18,406         6,432
  Earnout amounts payable (Note 2) ........................        3,246          --
  Current portion of long-term debt (Note 7) ..............      110,716         1,554
  Income taxes payable ....................................         --           3,467
                                                               ---------     ---------
      Total current liabilities ...........................      157,860        37,812
                                                               ---------     ---------
Long-term debt (Note 7) ...................................        4,723        68,792
                                                               ---------     ---------
Deferred taxes (Note 8) ...................................        1,666          --
                                                               ---------     ---------
Commitments and contingencies (Notes 2, 9, 10 and 11)

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding         --            --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,334,036 (1999) and 9,048,349 (1998) .....           93            91
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432 (1999 and 1998) ................          157           157
  Additional paid-in capital ..............................       82,985        79,671
  Other accumulated comprehensive loss ....................       (2,331)         (165)
  Retained earnings .......................................       10,876        23,382

      Total stockholders' equity ..........................       91,780       103,136
                                                               ---------     ---------
            Total liabilities and stockholders' equity ....    $ 256,029     $ 209,740
                                                               =========     =========

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED MAY 31, 1999, 1998 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                            1999             1998             1997
                                        ------------     ------------     ------------
Net sales ..........................    $    335,488     $    250,542     $    218,566

Cost of goods sold .................         221,062          161,334          136,875
                                        ------------     ------------     ------------
Gross profit .......................         114,426           89,208           81,691
                                        ------------     ------------     ------------
Operating expenses:
  Selling and marketing ............          70,072           39,230           32,776
  General and administrative .......          26,895           15,515           14,594
  Research and development .........           4,629            3,983            2,291
  Amortization of intangible assets            3,238            2,175            2,084
  Plant consolidation and transition           5,113             --               --
  Other inventory related charges ..           4,115             --               --
  Severance and recruiting charges .           3,062             --               --
  Asset impairment costs ...........             535             --              2,095
  Management and employee
    compensation charges ...........             804              401           14,495
                                        ------------     ------------     ------------
           Total operating expenses          118,463           61,304           68,335
                                        ------------     ------------     ------------
Income (loss) from operations ......          (4,037)          27,904           13,356
                                        ------------     ------------     ------------
Other income (expense):
  Interest income ..................             629              599              187
  Interest expense .................         (10,179)          (4,818)          (5,978)
  Other ............................            (430)            (671)            (557)
                                        ------------     ------------     ------------
           Total other expense, net           (9,980)          (4,890)          (6,348)
                                        ------------     ------------     ------------
Income (loss) before income taxes ..         (14,017)          23,014            7,008

Provision for income taxes (benefit)          (5,239)           9,010            2,708
                                        ------------     ------------     ------------
Net income (loss) ..................    $     (8,778)    $     14,004     $      4,300
                                        ============     ============     ============
Weighted average shares outstanding:
  Basic ............................      24,930,272       24,702,283       17,866,157
  Diluted ..........................      24,930,272       25,000,616       17,866,157

Net income (loss) per share:
  Basic ............................    $      (0.35)    $       0.57     $       0.24
                                        ============     ============     ============
  Diluted ..........................    $      (0.35)    $       0.56     $       0.24
                                        ============     ============     ============

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                            OTHER
                                   CLASS A    CLASS B    ADDITIONAL      ACCUMULATED
                                   COMMON     COMMON      PAID-IN       COMPREHENSIVE     RETAINED
                                    STOCK      STOCK      CAPITAL           LOSS          EARNINGS       TOTAL
                                   -------    -------    ----------     -------------     --------     ---------
Balance at June 1, 1996 .......    $    16    $   157    $    4,308     $      --         $ 34,851     $  39,332

 Comprehensive income:
  Net income ..................       --         --            --              --            4,300         4,300
  Foreign currency translation
    adjustments ...............       --         --            --                (177)        --            (177)
                                                                                                       ---------
           Total comprehensive
            income                                                                                         4,123
  Distributions to WHF ........       --         --            --                --        (26,068)      (26,068)
  Initial public offering of
    common stock ..............         64       --          63,817              --           --          63,881
  Issuance of stock in
    connection with
    performance units and in
    connection with equity
    plan (Note 9) .............         10       --          11,146              --           --          11,156
                                   -------    -------    ----------     -------------     --------     ---------
Balance at May 31, 1997 .......         90        157        79,271              (177)      13,083        92,424

Comprehensive income:
  Net income ..................       --         --            --                --         14,004        14,004
  Foreign currency translation
    adjustments ...............       --         --            --                  12         --              12
                                                                                                       ---------
           Total comprehensive
            income                                                                                        14,016
  Issuance of stock in
    connection with
    performance units (Note 9)           1       --             400              --           --             401
  Dividends paid on common
    stock .....................       --         --            --                --         (3,705)       (3,705)
                                   -------    -------    ----------     -------------     --------     ---------
Balance at May 31, 1998 .......         91        157        79,671              (165)      23,382       103,136

Comprehensive loss:
  Net loss ....................       --         --            --                --         (8,778)       (8,778)
  Available-for-sale securities
    valuation adjustment ......       --         --            --              (1,691)        --          (1,691)
  Foreign currency translation
    adjustments ...............       --         --            --                (475)        --            (475)
                                                                                                       ---------
           Total comprehensive
            loss                                                                                         (10,944)
  Issuance of stock in
    connection with
    acquisition (Note 2) ......          1       --           2,599              --           --           2,600
  Issuance of stock in
    connection with
    performance units (Note 9)           1       --             803              --           --             804
  Tax loss from performance
    units .....................       --         --            (226)             --           --            (226)
  Stock options exercised .....       --         --             138              --           --             138
  Dividends paid on common
    stock .....................       --         --            --                --         (3,728)       (3,728)
                                   -------    -------    ----------     -------------     --------     ---------
Balance at May 31, 1999 .......    $    93    $   157    $   82,985     $      (2,331)    $ 10,876     $  91,780
                                   =======    =======    ==========     =============     ========     =========

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                     1999         1998         1997
                                                   --------     --------     --------
Cash flows from operating activities:
  Net income (loss) ...........................    $ (8,778)    $ 14,004     $  4,300

  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Provision for bad debts .................       1,094          273          151
      Deferred taxes ..........................      (2,916)         (57)      (1,862)
      Depreciation, amortization, and
        asset impairment ......................      14,135        7,996        8,050
      Management and employee stock
        compensation charges ..................         804          401       11,156
      Tax loss from performance units .........        (226)        --           --
      Changes in operating assets and
        liabilities-net of assets acquired:
             Receivables ......................       5,362       (8,805)     (11,341)
             Inventories ......................       6,531      (19,741)      (2,509)
             Prepaid expenses and other .......        (694)        (564)       2,180
             Deposits and other assets ........       6,878       (4,804)      (3,187)
             Accounts payable .................      (3,971)       3,632        2,812
             Other current liabilities ........      (3,386)       1,388          (71)
                                                   --------     --------     --------
      Net cash provided by (used in)
        operating activities ..................      14,833       (6,277)       9,679
                                                   --------     --------     --------
Cash flows from investing activities:
  Purchase of available-for-sale securities ...      (4,998)        --           --
  Purchase of property and equipment ..........     (11,409)     (11,870)     (17,400)
  Proceeds from disposition of property
    and equipment .............................       1,040         --           --
  Increase in notes receivable ................        (177)      (3,987)        --
  Purchase of intangible assets ...............      (1,050)        --         (1,699)
  Purchase of companies, net of cash acquired .     (24,326)        --         (5,082)
                                                   --------     --------     --------
      Net cash used in investing activities ...     (40,920)     (15,857)     (24,181)
                                                   --------     --------     --------
Cash flows from financing activities:
  Issuance of common stock ....................         138         --         63,881
  Dividends paid ..............................      (3,728)      (3,705)        --
  Proceeds from long-term debt ................      33,757       27,438       40,647
  Payments on long-term debt ..................      (3,174)      (2,186)     (60,367)
  Distributions to WHF ........................        --           --        (26,068)
  Net change in payable to WHF ................        --           --         (3,747)
                                                   --------     --------     --------
      Net cash provided by financing activities      26,993       21,547       14,346
                                                   --------     --------     --------
Effect of exchange rate changes on cash .......         336           12         (177)
                                                   --------     --------     --------
Increase (decrease) in cash and cash
  equivalents .................................       1,242         (575)        (333)

Cash and cash equivalents, beginning of year ..         684        1,259        1,592
                                                   --------     --------     --------
Cash and cash equivalents, end of year ........    $  1,926     $    684     $  1,259
                                                   ========     ========     ========

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                                1999         1998         1997
                                               -------      -------      -------
  Cash paid during the year for:
    Interest ............................       $8,238       $4,930       $5,721
    Income taxes (net of refunds) .......          276        4,792        5,185

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In connection with the acquisitions of net assets from other companies (see
Note 2), the Company assumed liabilities as follows:

                                                1999         1998         1997
                                              --------       -----      -------
  Fair value of assets acquired ........      $ 39,378       $  --      $ 4,471
  Cost in excess of fair value of
    net assets acquired ................        20,440          --        4,017
  Cash paid, net of cash acquired ......       (24,311)         --       (5,082)
  Stock issued .........................        (2,600)         --         --
  Debt and liabilities issued ..........        (4,900)         --       (1,837)
                                              --------       -----      -------

  Liabilities assumed ..................      $ 28,007       $  --      $ 1,569
                                              ========       =====      =======

  Note:  There were no acquisitions consummated during fiscal 1998.

  Intangible assets (goodwill) increased by a net amount of $2,472 for fiscal 1999 due to acquisition related adjustments.
                                                                     (Concluded)

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1999, 1998 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.    SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Weider Nutrition International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF"). All significant intercompany accounts and transactions have been eliminated.

      INITIAL PUBLIC OFFERING--Effective May 1, 1997, the Company consummated an initial public offering of its Class A common stock (the "IPO"). A total of 6,440,000 shares were sold to the public at $11 per share. The net proceeds to the Company from the IPO amounted to approximately $63.9 million (after underwriters' discounts of $5.0 million and offering costs of $2.0 million). The net proceeds were used to pay a one-time distribution of $18.3 million to WHF and to pay down long-term debt.

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

      DESCRIPTION OF BUSINESS--The Company develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. The Company markets its branded products through several distribution channels, including mass volume retailers, health foods stores, health clubs and gyms, and international markets.

      CREDIT FACILITY-The Company's credit facility with General Electric Capital Corporation ("GECC") matures in February 2000. Accordingly, the amounts outstanding under the credit facility at May 31, 1999 ($98.7 million) are included in the current portion of long-term debt (Note 7).

      The Company is presently evaluating its financing requirements and has commenced discussions with its current lender and other banking institutions regarding a new credit facility and/or other financing alternatives. Management believes that a new credit facility will be finalized by the end of the Company's fiscal quarter ending November 30, 1999. Management expects that the credit facility will be refinanced on a long-term basis.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      USE OF ESTIMATES AND ASSUMPTIONS IN PREPARING FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Such estimates include, among others, the allowance for doubtful accounts, the allowance for sales returns, and the accrual for pending litigation costs. Actual results could differ from the estimates.

      CASH EQUIVALENTS--Cash equivalents include highly liquid investments with an original maturity of three months or less.

      INVENTORIES--Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

      BARTER TRANSACTIONS-The Company enters into barter transactions and accounts for such transactions at the lower of the net realizable value of the inventory or the barter credits. During the fourth quarter of fiscal 1998, the Company entered into a barter transaction whereby inventories in the amount of $4.5 million, at cost, were exchanged for cash of $0.4 million and advertising credits of $4.1 million. The Company expects to utilize the capitalized barter credits over a three-year period. Capitalized barter credits amounted to $2,742 at May 31, 1999. The advertising credits do not have an expiration date.

      INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES--During fiscal 1999, the Company invested in certain "available-for-sale" equity securities with an original cost of $4,998. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, these securities are recorded at fair value with the accompanying unrealized holding gains (losses), net of income tax effects, included as a separate component of stockholders' equity. At May 31, 1999, unrealized losses of $2,818, net of income tax benefits of $1,127, were included in other accumulated comprehensive loss in the accompanying financial statements.

      PROPERTY AND EQUIPMENT--Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense was $7,708
(1999), $5,667 (1998) and $3,871 (1997), computed primarily using the straight-line method over the estimated useful lives of 31 to 50 years for buildings, 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements.

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

      LONG-LIVED ASSETS--Impairment of long-lived assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of." The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The Company recognized asset impairments in the amount of $535 and $2,095 in fiscal 1999 and 1997, respectively.

      INCOME TAXES--Prior to the Company's IPO, the Company filed consolidated returns with WHF for Federal and, where appropriate, state income tax purposes. For financial statement purposes, the Company provided for income taxes as if it was filing separate tax returns. Effective May 1, 1997, the Company files separate Federal income tax returns. Accordingly, the Company records in its balance sheet deferred income tax liabilities and assets for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes.

      NET SALES--The Company recognizes sales upon shipment of a product to a customer. Allowances are made for uncollectible accounts and future credits. The Company's three largest customers accounted for approximately 43%, 41% and 28%, respectively, of net sales in fiscal 1999, 1998 and 1997. At May 31, 1999 and 1998, amounts due from these customers represented approximately 42% and 45%, respectively, of total trade accounts receivable.

      OTHER OPERATING EXPENSES-The Company's fiscal 1999 results were affected by several strategic initiatives that were initially and/or primarily implemented during the year. These initiatives included, among others, the closing of the Company's capsule and tablet manufacturing facility in California, the decision to reduce active domestic SKUs by over two-thirds, organizational changes and upgrading management systems (including senior management changes) and certain other initiatives. The Company recognized certain charges associated with these initiatives that are included in the accompanying statement of operations for fiscal 1999.

      STOCK-BASED COMPENSATION--In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which became effective for the Company beginning June 1, 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees. The Company decided to disclose the effect of SFAS No. 123 on a pro forma basis and to continue to follow Accounting Principles Board ("APB") Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation. Accordingly, the appropriate required disclosure of the effects of SFAS No. 123 are included in Note 9.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      OTHER COMPREHENSIVE INCOME (LOSS)--During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income (loss) by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.

      NET INCOME (LOSS) PER SHARE--During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting net income (loss) per share. Net income (loss) per share is computed by both the basic and diluted methods. Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options and performance units (Note 9). Common stock options and performance units were antidilutive during fiscal 1999 and, accordingly, were not included in the computation of diluted net loss per share.

      FINANCIAL INSTRUMENTS--The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

      FOREIGN CURRENCY TRANSLATION-The Company considers local currency as the functional currency for its foreign operations. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at an average of month-end rates.

      RECENTLY ISSUED ACCOUNTING STANDARDS--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's financial statements for the year ending May 31, 2001. The Company does not expect the impact of SFAS No. 133 to be material in relation to its financial statements.

      RECLASSIFICATIONS--Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2.    ACQUISITIONS

      In July 1998, the Company acquired 100% of the outstanding shares of Haleko Hanseatisches Lebensmittel Kontor GmbH, a corporation organized under the laws of Germany ("Haleko"). The initial purchase price was comprised of $25.6 million in cash, 200,000 shares of Class A common stock, and up to an $8.4 million contingent earnout agreement tied to future financial performance for the subsequent three-year period. In addition, $14.8 million in debt was assumed and $4.9 million in acquisition-related capital costs were recognized. The cash portion of the purchase price, together with the other acquisition related costs, were financed with funds available under the Company's credit facility.

      The acquisition was accounted for as a purchase transaction. The initial excess of the purchase price over the estimated fair value of the acquired net assets (approximately $20.4 million) was recorded as goodwill which is being amortized over 35 years. At May 31, 1999, the Company recognized approximately $3,246 of the earnout agreement based on Haleko's financial performance for fiscal 1999. This amount was recorded as additional goodwill and will be amortized over approximately 34 years. The approximate $3,246 earnout payment is included as a current liability in the accompanying consolidated balance sheets at May 31, 1999.

      The following unaudited pro forma results of operations of the Company give the approximate effect to the acquisition of Haleko as though the transaction has occurred on June 1, 1997.

                                                          YEAR ENDED MAY 31,
                                                      --------------------------
                                                         1999             1998
                                                      ----------        --------
Net sales ....................................        $ 347,529         $319,683
Income (loss) from operations ................           (3,464)          31,264
Net income (loss) ............................           (8,704)          14,329
Diluted income (loss) per share ..............            (0.35)            0.57

      In January 1997, the Company acquired the net assets of Science Foods, Inc., a competing sports nutrition beverage manufacturer, for $3,900 in cash plus the assumption of $700 in debt. The Company accounted for this acquisition as a purchase and recognized goodwill of $3,165 which is being amortized over 35 years. Results of operations have been included since January 1, 1997.

      In September 1996, the Company acquired certain assets and international distribution rights from a related party in Canada for $4,000. The purchase of these assets was accounted for at their historical cost of $25 and the results of operations have been included since September 1, 1996. Included in distributions to WHF is an amount of $3,975 representing the difference between the purchase price and historical cost.

      In September 1996, the Company acquired trademarks and nutritional supplement operations providing distribution capabilities in primarily Spain and Portugal for $3,427. Of the $3,427, $2,650 was paid to an affiliate of which $1,350 represents an amount in excess of historical cost that is accounted for as a distribution to WHF. Results of operations have been included since September 1, 1996.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

3.    RECEIVABLES

      Receivables consist of the following at May 31:

                                                   1999              1998
                                                ---------         ---------
      Trade accounts........................    $  59,389         $  54,164
      Income taxes..........................        2,195             --
      Other.................................        1,168             1,331
                                                ---------         ---------
                                                   62,752            55,495
      Less allowance for doubtful accounts..       (2,228)             (291)
                                                ---------         ---------
             Total..........................    $  60,524         $  55,204
                                                =========         =========

4.    INVENTORIES

      Inventories consist of the following at May 31:

                                                   1999              1998
                                                ---------         ---------
      Raw materials.........................    $  24,364         $  23,226
      Work in process.......................        3,364             3,613
      Finished goods........................       35,930            33,684
                                                ---------         ---------
                  Total.....................    $  63,658         $  60,523
                                                =========         =========

      Inventory totaling $4,000 ($5,900 in 1998), primarily consisting of two raw materials, is included as a long-term asset in deposits and other assets in the accompanying balance sheets. The Company expects to consume these raw materials subsequent to fiscal 2000.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at May 31:

                                                   1999              1998
                                                  -------           -------
      Land..................................      $ 1,679           $ 1,679
      Buildings.............................       12,343             7,245
      Furniture and equipment...............       40,528            32,501
      Leasehold improvements................       11,005            12,607
      Construction in progress..............        1,087             3,126
                                                  -------           --------
                                                   66,642            57,158
      Less accumulated depreciation
        and amortization....................      (17,770)          (15,196)
                                                  -------           -------
                  Total.....................      $48,872           $41,962
                                                  =======           =======

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

6.    INTANGIBLE ASSETS

      Intangible assets consist of the following at May 31:

                                                       1999          1998
                                                      -------       -------
      Cost in excess of fair value
        of net assets acquired.....................   $53,706       $28,685
      Patents and trademarks.......................    10,452         4,933
      Noncompete agreements........................       209           214
                                                      -------       -------
                                                       64,367        33,832

      Less accumulated amortization................   (12,387)       (9,440)
                                                      -------       -------

                  Total............................   $51,980       $24,392
                                                      =======       =======

7.    LONG-TERM DEBT

      Long-term debt consists of the following at May 31:

                                                       1999          1998
                                                      -------       -------
      Advances under a $115,000 (see below)
        revolving line of credit bearing
        interest at floating rates
        (8.21% to 9.50% at May 31, 1999),
        due February 2000..........................   $ 98,654      $65,250

      Advances under multiple secured revolving
        lines of credit totaling approximately
        $13,100 (see below) bearing interest at
        various rates ranging from 4.00% to 7.25%..      7,604         --

      Short term notes payable to original Haleko
        stockholders bearing interest at 6.75%,
        subsequently paid in full in July 1999.....      2,705         --

      Notes payable arising from the acquisition
        of Haleko bearing interest at various
        rates ranging from 5.50% to 7.00%,
        due 2001 and 2002..........................      2,556         --

      Mortgage loan, due in monthly installments,
        bearing interest at 7-5/8%, due
        February 2009..............................      2,755        2,871

      Notes payable arising from other previous
        acquisitions...............................        707        1,122

      Other........................................        458        1,103
                                                      --------      -------
            Total..................................    115,439       70,346

            Less current portion...................   (110,716)      (1,554)
                                                      --------      -------
            Long-term portion......................   $  4,723      $68,792
                                                      ========      =======

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      As of May 31, 1999, future payments of long-term debt are presently due as follows (see Note 1): $110,716 (2000), $1,313 (2001), $810 (2002), $188 (2003),
$204 (2004), and $2,208 thereafter.

      Subsequent to May 31, 1999, Haleko consolidated its revolving lines of credit into two credit facilities with aggregate borrowing availability of approximately $16.2 million. The credit facilities mature in July 2000.

      Concurrent with the Company's IPO, the Company entered into a credit agreement (the "Credit Agreement") with GECC. The Credit Agreement is a senior secured credit facility that contains limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired capital stock of the U.S. subsidiaries of the Company (including the subsidiary that owns the Company's foreign subsidiaries). Borrowings available under the Credit Agreement are used for general working capital needs and to support capital expenditures and, if necessary, to effect acquisitions. Subsequent to, but effective at May 31, 1999, the Credit Agreement was amended whereby the size of the credit facility was reduced to $115,000 (from $130,000). At May 31, 1999, the Company has approximately $16.3 million of available credit under the Credit Agreement.

8.    INCOME TAXES

      The components of income tax expense (benefit) consist of the following for the years ended May 31:
                                                 1999      1998      1997
                                               -------   -------    -------
      Federal:
        Current............................    $(3,400)  $ 7,238    $ 3,402
        Deferred...........................     (1,220)      248     (1,863)

      Foreign:
        Current............................     (1,037)       38        267
        Deferred...........................      1,422      --         --

      State and local:
        Current............................       (591)      874        531
        Deferred...........................       (413)      612        371
                                               -------   -------    -------
                  Total....................    $(5,239)  $ 9,010    $ 2,708
                                               =======   =======    =======

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      The provision for income taxes differs from a calculated income tax at the Federal statutory rate as follows:
                                                 1999      1998      1997
                                               -------   -------    -------
      Computed Federal income tax expense
        (benefit) at the statutory
        rate of 35%........................    $(4,906)  $ 8,055    $ 2,453
      Amortization of cost in excess of
        fair value of net assets acquired..        151       153        151
      Meals and entertainment..............         39        34         32
      FSC benefit..........................        (98)     (220)       --
      Charitable contributions.............       (499)      (10)       --
      Foreign income taxes, other..........        370         4         33
      State income tax expense (benefit)...       (653)      966        169
      Other................................        357        28       (130)
                                               -------   -------    -------
            Total..........................    $(5,239)  $ 9,010    $ 2,708
                                               =======   =======    =======

      Net deferred tax assets (liabilities) consist of the following at May 31:

                                                1999             1998
                                          ----------------  ---------------
                                                    LONG-             LONG-
                                          CURRENT   TERM    CURRENT   TERM
                                          ------   -------  ------   ------
Assets:
  Accounts receivable allowances......    $2,021   $  --    $  734   $ --
  Inventory adjustments...............     2,528      --       719     --
  Deferred compensation...............      --       1,362    --        512
  Accrued vacation and bonuses........       327      --       236     --
  Accrued other.......................       508       421     435     --
  Amortization of intangibles.........      --         592    --        544
  Capitalized inventory costs.........     1,195      --     1,123     --
  State and other taxes...............      --       1,158     492     --
  Basis difference in acquired
    companies.........................      --          95    --         98
  Charitable and net operating
    loss carryovers...................      --       1,782    --       --
  Basis difference in securities......     1,127      --      --       --
  Depreciation........................      --        --      --        185
  Options and performance units.......      --        --       157     --
  Noncompete agreement................      --        --      --        141
                                          ------   -------  ------   ------
            Total.....................     7,706     5,410   3,896    1,480
                                          ------   -------  ------   ------
Liabilities:
  Basis differences in
    fixed assets......................      --       2,853    --       --
  Basis differences in
    acquired companies................      --       1,615    --       --
  Inventory valuation
    adjustment........................      --       1,306    --       --
  Amortization of intangibles.........      --         110    --        104
  State taxes.........................       319      --      --       --
  Other...............................      --       1,192    --        145
                                          ------   -------  ------   ------
            Total.....................       319     7,076    --        249
                                          ------   -------  ------   ------
  Net deferred tax assets
    (liabilities).....................    $7,387   $(1,666) $3,896   $1,231
                                          ======   =======  ======   ======

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

9.    MANAGEMENT INCENTIVE AND STOCK PLANS

      MANAGEMENT INCENTIVE PLAN--Prior to the Company's IPO, certain employees (the "Recipients") had management incentive agreements (the "Agreements") pursuant to which the employees were granted performance units ("Performance Units") as incentive compensation.

      Simultaneously with the IPO, which triggered a conversion under the Agreements, the Company paid in cash and shares of Class A Common stock the vested portion of the Performance Units. In aggregate, the Company paid $2,960 in cash and issued 972,247 shares of Class A Common stock (valued at the IPO price). The Company recognized compensation expense of $13.6 million (included in management and employee compensation charges in the accompanying consolidated statements of operations) in 1997 as a result of the conversion of Performance Units into Class A common stock.

      The unvested portion of the performance units (represented by 182,716 restricted shares of Class A common stock as of the IPO date) originally vested (contingent upon continued employment and/or other factors) over a five-year period at 20% per year through May 2002. During fiscal 1999, certain adjustments to the vesting provisions were approved for certain Recipients. During fiscal 1999 and 1998, 73,087 shares and 36,543 shares, respectively, of Class A common stock vested and became issued and outstanding. The Company recognized compensation charges of $804 and $401 in fiscal 1999 and 1998, respectively, in connection with the additional vested Class A common shares.

      In order to facilitate the payment of individual income taxes, the Company makes available to each Recipient a loan in principal amount up to 30% of the conversion value of the vested Performance Units held by each Recipient. Such loans to the Recipients bear interest at 8.0% per annum, are repayable five years from the borrowing date and are secured by the Recipients' stock. At May 31, 1999 and 1998, aggregate loans outstanding amounted to $4,164 and $3,987, respectively (see Note 11).

      EQUITY PLAN--The 1997 Equity Participation Plan (the "Equity Plan") provides for the granting of stock options, stock appreciation rights, restricted or deferred stock and other awards ("Awards") to officers, directors, and key employees responsible for the direction and management of the Company and to nonemployee consultants. The Equity Plan was adopted concurrent with the Company's IPO and 1,604,000 shares of Class A common stock (or the equivalent in other equity securities) were initially reserved for issuance. An additional 850,000 shares of Class A common stock were reserved for issuance during fiscal 1999.

      Stock options granted per the Equity Plan primarily become exercisable after three to five years from the date of grant in equal, ratable amounts per each successive anniversary date. Stock options expire no later than eight years after the date of grant.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      Information relating to stock options issued per the Equity Plan is as follows:
                                                         WEIGHTED
                                           NUMBER      AVERAGE PER
                                             OF        SHARE OPTION     TOTAL
                                           SHARES         PRICE         PRICE
                                          ---------   --------------   -------
Options outstanding, June 1, 1996......        --     $         --     $  --
   Granted.............................   1,208,000            11.00    13,288
   Exercised...........................        --               --        --
   Cancelled...........................        --               --        --
                                          ---------   --------------   -------
Options outstanding, May 31, 1997......   1,208,000            11.00    13,288
   Granted.............................     167,000            12.46     2,082
   Exercised...........................        --               --        --
   Cancelled...........................     (92,000)           11.00    (1,012)
                                          ---------   --------------   -------
Options outstanding, May 31, 1998......   1,283,000            11.19    14,358
   Granted.............................   1,366,500             6.19     8,464
   Exercised...........................     (12,600)          (11.00)     (138)
   Cancelled...........................    (518,067)          (10.78)   (5,584)
                                          ----------  --------------   -------
Options outstanding, May 31, 1999......   2,118,833   $         8.07   $17,100
                                          =========   ==============   =======
Exercisable options:
   May 31, 1999........................     206,333   $        10.65   $ 2,198
                                          =========   ==============   =======

      The weighted average fair market value of options granted during fiscal 1999, 1998 and 1997 amounted to $2.57, $4.92 and $3.28, respectively.

      The Company applied APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for stock options in the accompanying financial statements.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options including the unvested performance units under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively.

                                            1999         1998          1997
                                         ----------   ----------    ---------
      Risk-free interest rate ..........      4.64%        5.20%        6.49%
      Dividend yield ...................      2.48%        1.19%        1.36%
      Volatility factor ................     69.21%       50.43%       29.76%
      Weighted average expected life ... 2.68 years    3.5 years    3.9 years

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      For the purposes of pro forma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. The Company's pro forma income (loss) and income (loss) per share were as follows:

                                           1999          1998         1997
                                          -------       -------      -------
      Net income (loss), as reported....  $(8,778)      $14,004       $4,300
      Net income (loss), pro forma......   (9,194)       13,513        4,260
      Diluted income (loss) per share,
        as reported.....................    (.35)           .56          .24
      Basic income (loss) per share,
        pro forma.......................    (.37)           .55          .24
      Diluted income (loss) per share,
        pro forma.......................    (.37)           .54          .24

      It is likely that the pro forma expense will increase in future years as new option grants become subject to the pricing model.

      The following table summarizes information about stock options outstanding at May 31, 1999:

                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
-----------------------------------------------------     ---------------------
                                 WEIGHTED
                                  AVERAGE
                                 REMAINING   WEIGHTED                  WEIGHTED
   RANGE OF                     CONTRACTUAL   AVERAGE                   AVERAGE
   EXERCISE           NUMBER       LIFE      EXERCISE       NUMBER     EXERCISE
    PRICES         OUTSTANDING  (IN YEARS)     PRICE      EXERCISABLE   PRICE
----------------   -----------  -----------  --------     -----------  --------
$4.81 to $6.38       1,271,333          7.6  $   6.00          19,333  $   4.94
$11.00 to $13.00       847,500          6.0     11.18         187,000     11.24

      In fiscal 1997, the Company also, upon consummation of the IPO, made stock payment awards to certain employees based upon years of service. An aggregate total of 41,955 shares of Class A common stock were issued to such employees. Furthermore, the Company paid, in cash, estimated Federal and State income taxes on behalf of the same employees. The Company recognized compensation expense in the amount of $.9 million (included in management and employee compensation charges in the accompanying consolidated statements of operations) for fiscal 1997.

10.   COMITMENTS AND CONTINGENCIES

      LEASES--The Company leases warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under several operating lease agreements expiring through 2013. As of May 31, 1999, future minimum payments of $34,687 under the noncancelable operating leases are due as follows: $3,754 (2000), $3,106 (2001), 2,739 (2002), 2,830 (2003), $2,369
(2004) and $19,889 thereafter. Rental expense charges to operations amounted to $4,762 (1999), $4,064 (1998) and $2,197 (1997).

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      LITIGATION--In March 1999, the plaintiff's attorney involved in a previously settled California matter regarding certain of the Company's bar products filed a lawsuit on behalf of Michael Morelli and an alleged class in the Supreme Court of the State of New York (New York County) alleging similar unfair competition and false claims under New York law. In May 1999, the plaintiffs' attorney also filed a lawsuit on behalf of Lisa Fasig and an alleged class in the Circuit Court of Lee County, Florida alleging similar claims under Florida law. The Company disputes the allegations and will vigorously oppose the lawsuits.

      In April 1997, the Company filed a lawsuit in the United States District Court for the district of Utah (Central Division) for a declaratory judgement that Pain Free(TM), a joint care product, did not infringe two U.S. patents held by Nutramax Laboratories, Inc. ("Nutramax") or, in the alternative, declaring such patents invalid. In June 1997, Nutramax filed a counterclaim against the Company alleging that the Company was infringing on one or more of Nutramax's patents. The litigation was transferred to the United States District Court for the District of Maryland, where Nutramax had previously commenced litigation alleging that twenty other entities had also infringed those patents. Nutramax also filed a lawsuit in Maryland State Court in August 1998 against the Company and one of its employees alleging breaches of certain claimed confidentiality obligations. In August 1999, the Company, Nutramax and the other entities entered into a settlement agreement resolving the litigations. Pursuant to the terms of the settlement agreement, the defendants made a one-time cash payment to Nutramax and the defendants are authorized to sell all of the allegedly infringing products.

      As previously disclosed, the Company was named as a defendant in a lawsuit in the United States District Court for the Southern District of Florida alleging that the Company's Pain Free(TM) product infringed upon an alleged "Pain-Free HP" trademark used by the plaintiff. In April 1999, the parties entered into a settlement agreement resolving the matter. Pursuant to the terms of the settlement agreement, the plaintiff and another party received a cash payment in exchange for an assignment to the Company of all of their rights relating to Pain Free(TM) and related trademarks.

      The Company is involved in other claims, legal actions and governmental proceedings that arise from the Company business operations. Although ultimate liability cannot be determined at the present time, the Company believes that any liability resulting from these matters, if any, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on the Company's financial position or cash flows.

      ROYALTIES--The Company obtained the exclusive right to use the Weider name and trademarks outside of specified royalty-free territories (most notably North America) throughout the world, with the exceptions of Australia, New Zealand, Japan and South America, pursuant to a sublicense agreement dated December 1, 1996 with Mariz Gestao E Investimentos Limitada ("Mariz"). Mariz is a company incorporated under the laws of Portugal and

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

owned by a trust of which the family members of a director of the Company are included among the beneficiaries. Mariz obtained its exclusive international rights to use the Weider name and trademarks pursuant to a license agreement, effective June 1, 1994, between Mariz and certain affiliates, including WHF (the "Licensors"). Pursuant to the license agreement with Mariz, the Company is required to make annual royalty payments to Mariz commencing on December 1, 1998 on sales of the Company's brands in existence on December 1, 1996 in countries covered by the agreement. The royalty payments are to be equal to (i) 4% of sales up to $33.0 million; (ii) 3.5% of sales greater than $33.0 million and less than $66.0 million; (iii) 3.0% of sales from $66.0 million to $100.0 million; and (iv) 2.5% of sales over $100.0 million. In addition, the sublicense agreement with Mariz includes an irrevocable buy-out option exercisable by the Company after May 31, 2002 for a purchase price equal to the greater of $7.0 million or 6.5 times the aggregate royalties paid by the Company in the fiscal year immediately preceding the date of the exercise of the option. The Company incurred royalty expense of $196 relating to the Mariz licensing agreement in fiscal 1999.

      RETIREMENT PLAN--The Company sponsors a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. Contributions to this plan were approximately $334, $271 and $241 for fiscal 1999, 1998 and 1997, respectively, and were included in general and administrative expenses.

11.   RELATED PARTY TRANSACTIONS

      Significant related party transactions, not otherwise disclosed, are summarized below.

      Payments to reimburse WHF for Company expenses (including primarily advertising, insurance, endorsements, retirement benefits, interest and royalties) consist of the following for the years ended May 31:

                                            1999          1998         1997
                                          --------      --------     --------
      Operating expenses.............     $  3,053      $  2,193     $  1,910
      Interest, net..................         --            --          3,327
      Other..........................          400           489          384
                                          --------      --------     --------
           Total.....................     $  3,453      $  2,682     $  5,621
                                          ========      ========     ========

      In connection with the terms of a previous employee's severance agreement, and at such person's option, the Company may be required to repurchase approximately 330,400 shares of common stock at market value. The Company also agreed to adjust such person's obligations to the Company (relating to Performance Units; see Note 9) in the event that the Company's common stock does not achieve a minimum per share price level. In the event that the Company's common stock does not achieve such level by fiscal 2002, amounts due the Company ($1,584 at May 31, 1999) will be reduced by 50%.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      Included in other receivables is an amount due from an affiliated entity in the amount of $988 at May 31, 1997, which was subsequently paid in fiscal 1998.

      Prior to entering into the Credit Agreement (see Note 7), the Company was the principal borrower under a credit agreement with GECC that was administered and guaranteed by WHF. The Company paid a service charge to WHF in excess of the interest paid to GECC in the amount of $485 for fiscal 1997.

12.   OPERATING SEGMENTS

      In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments.

      The Company has two primary reportable segments. These segments include the Company's U.S. based or domestic operations, and the Company's international operations (primarily Europe). The Company has three primary divisions within its domestic operations: Mass Market Division; Health Food Store Division; and the Health Club and Gym Division. The Company manufactures and markets nutritional products, including a full line of vitamins, joint-related and other nutraceuticals, and sports nutrition supplements through its Mass Market Division; a full line of vitamins, nutraceuticals and sports nutrition products primarily through independent distributors and a significant retailer in its Health Food Store Division; and a full line of sports nutrition products in its Health Club and Gym Division. The Company also manufactures and markets nutritional and other products, including a full line of sports nutrition supplements and sportswear, together with certain other nutraceuticals within its international operations.

      The accounting policies of these segments are the same as those described in Note 1 to the consolidated financial statements. The Company evaluates the performance of its operating segments based on actual and expected operating results of the respective segments and/or divisions. Certain noncash and other expenses, and domestic assets, are not allocated to the divisions within the domestic operating segment. It is not practical for the Company to provide comparable information for fiscal 1997.

      Segment information for fiscal 1999 and 1998, respectively, are summarized as follows:
                                                       INCOME
                                                       (LOSS)
                                             NET        FROM     INTEREST
1999:                                       SALES    OPERATIONS  EXPENSE
                                          --------   ----------  --------
  Domestic Operations:
    Mass market...................        $152,046   $   12,074  $  3,512
    Health food stores............          56,178       (3,490)    1,691
    Health clubs and gyms.........          24,960          711       862
    Other.........................          13,115       (4,333)      331
    Unallocated...................            --        (12,825)     --
                                          --------   ----------  --------
                                           246,299       (7,863)    6,396

  International Operations:.......          89,189        3,826     3,783
                                          --------   ----------  --------
                                          $335,488   $   (4,037) $ 10,179
                                          ========   ==========  ========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                       INCOME
                                             NET        FROM        INTEREST
1998:                                       SALES    OPERATIONS      EXPENSE
                                          --------   ----------     --------
  Domestic Operations:
    Mass market...................        $110,388   $   16,995     $  1,839
    Health food stores............          61,742        6,077        1,400
    Health clubs and gyms.........          25,853        1,242          600
    Other.........................          35,264        2,973          330
                                          --------   ----------     --------
                                           233,247       27,287        4,169

  International Operations:.......          17,295          617          649
                                          --------   ----------     --------
                                          $250,542   $   27,904     $  4,818
                                          ========   ==========     ========

      Reconciliation of assets for the reportable segments is as follows at May 31, 1999:

            Total domestic assets.......  $ 226,984
            Total international assets..     74,574
            Eliminations................    (45,529)
                                          ---------
                 Total..................  $ 256,029
                                          =========

      Capital expenditures for domestic and international operations amounted to $10.1 million and $1.3 million, respectively, for fiscal 1999, and $11.8 million and $.1 million, respectively, for fiscal 1998. The majority of international related long-lived assets are located in Germany.

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly data (unaudited) for 1999, 1998 and 1997 is as follows:


                                                    QUARTER ENDED
                                          ----------------------------------
                                          AUG. 31  NOV. 30  FEB. 28   MAY 31
                                          -------  -------  -------  -------
1999:
  Net sales..........................     $67,946  $83,274  $89,030  $95,238
  Gross profit.......................      23,528   28,503   33,350   29,045
  Income (loss) from operations......       4,538   (6,496)   3,506   (5,585)
  Income taxes (benefit).............       1,115   (3,740)     307   (2,921)
  Net income (loss)..................       1,707   (5,440)     407   (5,452)

  Basic and diluted income
    (loss) per share.................         .07     (.22)     .02     (.22)

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                     QUARTER ENDED
                                          ----------------------------------
                                          AUG. 31  NOV. 30  FEB. 28   MAY 31
                                          -------  -------  -------  -------
1998:
  Net sales..........................     $53,515  $60,811  $62,368  $73,848
  Gross profit.......................      17,873   20,629   23,003   27,703
  Income from operations.............       3,996    5,406    7,752   10,750
  Income taxes.......................       1,127    1,574    2,538    3,771
  Net income.........................       1,692    2,532    3,971    5,809

  Basic income per share.............         .07      .10      .16      .24
  Diluted income per share...........         .07      .10      .16      .23


                                                    QUARTER ENDED
                                          -----------------------------------
                                          AUG. 31  NOV. 30  FEB. 28   MAY 31
                                          -------  -------  -------  --------
1997:
  Net sales..........................     $46,927  $48,992  $55,487  $67,160
  Gross profit.......................      17,188   17,318   22,892   24,293
  Income (loss) from operations......       3,619    5,786    9,150   (5,199)
  Income taxes (benefit).............         882    1,552    2,949   (2,675)
  Net income (loss)..................       1,291    2,360    4,424   (3,775)

  Basic and diluted income...........
    (loss) per share.................         .08      .14      .25     (.19)