Form 10-K/A
period 1999-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 1999-09-28
CIK 1022368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-K/A

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           for the fiscal year ended May 31, 1999
                                       or
       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                           Commission File No. 1-14608

                      WEIDER NUTRITION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        48-1188025
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                       Identification No.)

              2002 South 5070 West, Salt Lake City, Utah 84104-4726 (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code:  (801) 975-5000

Securities registered pursuant to Section 12(b) of the Act:
              Class A Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:   None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The number of shares outstanding of the Registrant's common stock, as of September 21, 1999, was 25,042,073, which amount includes 9,354,641 shares of Class A Common Stock and 15,687,432 shares of Class B Common Stock.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 21, 1999 was approximately $35,547,200 based on the closing sales price of such stock on such date.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company amends the last sentence of the third paragraph of the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations (Fiscal 1999 Compared to Fiscal 1998) in its entirety to read as follows:

      "Sales of Pain Free(TM) amounted to approximately $71 million for the year ended May 31, 1999 Compared to $22.6 million for the year ended May 31, 1998."

                                    PART III

ITEM 10. DIRECTORS OF REGISTRANT

      The following persons serve as members of the Board of Directors of Weider Nutrition International, Inc. (the "Company"):


            NAME                    AGE           POSITION
           ------                  -----         -----------
       Eric Weider                  36        Chairman of the Board
       George F. Lengvari           57        Vice Chairman of the Board
       Bruce J. Wood                49        Chief Executive Officer, President
                                                and Director
       Ronald L. Corey              60        Director
       Donald G. Drapkin            51        Director
       David J. Gustin              48        Director
       Roger H. Kimmel              53        Director
       Glenn W. Schaeffer           45        Director


      ERIC WEIDER has been a director of the Company since June 1989, Chairman of the Board of Directors since August 1996 and since June 1, 1997 has been President and Chief Executive Officer of Weider Health and Fitness, a major stockholder of the Company. Mr. Weider also serves as a member of the board of directors of a number of public and private companies in the United States and Canada, including Weider Health and Fitness, Enutrition, LLC and Weider Publications, a publisher of health and fitness magazines. Mr. Weider is also the President of the Joe Weider Foundation.

      GEORGE F. LENGVARI has been a director of the Company since August 1996. Mr. Lengvari has been Vice Chairman of Weider Health and Fitness since June 1995 and Chairman of Weider Publications U.K. since September 1994. Prior to joining Weider Health and Fitness, Mr. Lengvari was a partner for 22 years in the law firm Lengvari Braman and is currently of counsel to the law firm LaPointe Rosenstein.

      BRUCE J. WOOD has been Chief Executive Officer, President and a director of the Company since June 1999. From January 1998 to December 1998, Mr. Wood was the President and a founder of All Stock Label LLC. From 1973 to December 1997, Mr. Wood held various management positions with divisions of Nabisco, Inc., a manufacturer and marketer of packaged food, including President and Chief Executive Officer of Nabisco, Ltd., President of Planters Lifesavers Company, and Senior Vice President, Marketing of both Nabisco Biscuit Company and Del Monte USA. Mr. Wood also serves as a director of Payge International Ltd., Montreal, a private company which manufactures injection molded plastic industrial and advertising products.

      RONALD L. COREY has been a director of the Company since August 1996. Mr. Corey served as President of the Club de Hockey Canadien Inc. (the Montreal Canadiens) and the Molson Center Inc. from 1982 through July 1999. In addition, between 1985 and 1989, Mr. Corey held the position of Chairman of the Board and director of the Montreal Port Corporation. Mr. Cory has served as director of numerous companies, including Banque Laurentienne, Reno-Depot Inc. and Transamerica Life Companies, an insurance and financial services company.

      DONALD G. DRAPKIN has been a director of the Company since October 1997. Mr. Drapkin has been a director and Vice Chairman of MacAndrews & Forbes Holdings, Inc. and various of its affiliates since March 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in New York for more than five years. Mr. Drapkin is also a director of Algos Pharmaceutical Corporation, a developer of analgesic and anesthetic drugs, Anthracite Capital, Inc., a financial services company, BlackRock Asset Investors, Cardio Technologies, Inc., The Molson Companies Limited, Nexell Therapeutics Inc., a cell therapy company, Playboy Enterprises, Inc., a publishing and entertainment company, Revlon Consumer Products Corporation, a developer and marketer of cosmetics, Revlon, Inc. and The Warnaco Group, Inc., a designer, manufacturer and marketer of women's apparel.

      DAVID J. GUSTIN has been a director of the Company since March 1999. From March 1999 until June 1999, Mr. Gustin served as Chief Executive Officer and President of the Company. From 1992 to June 1998, Mr. Gustin held various senior management positions within ConAgra, Inc., including President of ConAgra Grocery Products Companies, Hunt-Wesson Grocery Products Companies, LaChoy/Rosarita Company and Orville Redenbacher/Swiss Miss Company. Prior to joining ConAgra, Inc., Mr. Gustin held various management positions with Frito-Lay, Inc. and General Foods Corporation.

      ROGER H. KIMMEL has been a director of the Company since August 1996. Mr. Kimmel has been a partner at the law firm of Latham & Watkins for more than five years. Mr. Kimmel is also a director of Algos Pharmaceutical Corporation, TSR Wireless, LLC, a provider of wireless messaging products and services, and U.S. Dermatologics, Inc., a pharmaceutical research company.

      GLENN W. SCHAEFFER has been a director of the Company since October 1997. Mr. Schaeffer has been President, Chief Financial Officer and Treasurer of Circus Circus Enterprises, Inc. ("Circus Circus"), an owner and operator of casino-hotel properties, since April 1, 1995 and a member of the Board of Directors of Circus Circus since March 4, 1996. Prior to joining Circus Circus, Mr. Schaeffer was involved in an executive capacity in the management and operation of Gold Strike Resorts.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act requires directors, officers and persons who beneficially own more than 10% of a registered class of stock of the Company to file initial reports of ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) with the Securities Exchange Commission ("COMMISSION") and The New York Stock Exchange. Such persons are also required under the rules and regulations promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended May 31, 1999 the Company's directors, officers and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that (i) Messrs. Reynolds and Blair filed Forms 5 late (reporting two transactions) and (ii) Mr. Lengvari reported two transactions (one Form 4 and one Form 5) late.

ITEM 11. EXECUTIVE COMPENSATION.

      The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended May 31, 1999, 1998, and 1997 of those persons who were either:

      (a) the chief executive officer during the last completed fiscal year; or

      (b) each of the Company's other most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "NAMED OFFICERS").

                           SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                                 --------------------------------------  -------------------------------------------
                                                                             OTHER                         AWARDS
                                                                             ANNUAL       RESTRICTED      OF STOCK        ALL OTHER
                                                                             COMPEN-        STOCK         OPTIONS         COMPEN-
NAME AND PRINCIPAL POSITION          YEAR         SALARY       BONUS        SATION(1)      AWARDS(2)      (SHARES)        SATION(3)
----------------------------        ------       --------     --------     ------------  ------------    -----------    ------------
David J. Gustin (4) ............     1999        $120,000     $120,000      $        0    $        0        750,000       $       0
  Chief Executive Officer
  and President

Richard B. Bizzaro (5) .........     1999         123,956            0               0             0          7,000         310,417
  Chief Executive Officer            1998         325,000      140,000               0             0              0           4,000
  and President                      1997         300,000      356,146       1,363,000     5,452,092        220,000           4,000

Robert K. Reynolds (6) .........     1999         275,000            0               0             0         90,000           4,000
  Chief Operating Officer,           1998         250,000      125,000               0             0              0           4,000
  Executive Vice President           1997         230,000      237,430         909,000     3,634,730        120,000           4,000
  and Secretary

Richard A. Blair (7) ...........     1999         225,000       25,000               0             0         60,000           4,000
  Executive Vice President-Sales     1998         210,000       55,000               0             0              0           4,000
                                     1997         175,000      118,715         172,000       904,442         80,000           4,000

Stephen D. Young ...............     1999         185,000            0               0             0         20,000           4,000
  Executive Vice President-          1998         165,000       45,000               0             0              0           4,000
  Operations and Chief               1997         133,333      106,844         172,000       904,442         80,000           4,000
  Financial Officer


----------------

(1) Represents cash payments made pursuant to management incentive agreements (the "MANAGEMENT INCENTIVE AGREEMENTS") existing at the time of the Company's initial public offering in 1997 (the "IPO"). Pursuant to the terms of the Management Incentive Agreements, certain employees of the Company were granted performance units ("PERFORMANCE UNITS") as incentive compensation, which entitled the recipients to a cash payment or, at the option of the Company, shares of Class A Common Stock upon the conversion of the vested Performance Units upon consummation of the IPO. The unvested Performance Units at the time of the Company's IPO were converted into Class A Restricted Stock (See footnote 2).

(2) At May 31, 1999, Mr. Young held 27,407 shares of unvested Class A Restricted Stock, valued at approximately $143,887. The Class A Restricted Stock was issued at the time of the Company's IPO upon conversion of unvested Performance Units pursuant to the Management Incentive Agreements, and vests 20% per year. See footnote 1 above and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS--MANAGEMENT INCENTIVE AGREEMENTS."

(3) Represents matching contributions by the Company under Company's 401(k) plan in fiscal 1999 in the amounts of $4,000 for each of Messrs. Bizzaro, Reynolds, Blair and Young. Also includes separation payments in the aggregate amount of $306,417 for Mr. Bizzaro. Excludes separation payments of $654,750, $931,000 and $300,000 for Messrs. Bizzaro, Reynolds and Gustin, which are payable in future fiscal years.

(4) Mr. Gustin became President and Chief Executive Officer of the Company effective March 1, 1999 and resigned from the employ of the Company effective June 2, 1999. Includes all compensation paid to Mr. Gustin from March 1, 1999 through May 31, 1999. In connection with his resignation, Mr. Gustin and the Company entered into an agreement pursuant to which Mr. Gustin is entitled to a payment of $300,000. Mr. Gustin remains a member of the Board of Directors of the Company. All 750,000 options granted to Mr. Gustin were cancelled in connection with his resignation.

(5) Mr. Bizzaro resigned from the employ of the Company effective October 5, 1998. His compensation for fiscal 1999 includes compensation paid to him through such date.

(6) Mr. Reynolds resigned from the employ of the Company effective July 15, 1999.

(7) As of July 1999, Mr. Blair no longer serves as an executive officer of the Company.

      The following table sets forth certain information with respect to grants of options to purchase shares of Class A Common Stock under the Equity Plan to the Named Officers during fiscal year 1999.

                                                   OPTION GRANTS IN FISCAL YEAR 1999(1)


                                                   PERCENTAGE                                         POTENTIAL REALIZABLE VALUE
                                                    OF TOTAL                                           AT ASSUMED ANNUAL RATES
                                                    OPTIONS                                                 OF STOCK PRICE
                                                   GRANTED TO      EXECERCISE OR                             APPRECIATION
                                    OPTIONS        EMPLOYEES           BASE                               FOR OPTION TERMS(2)
                                    GRANTED        IN FISCAL        PRICE PER     EXPIRATION      -------------------------------
NAME                                (SHARES)         YEAR             SHARE          DATE               5%                10%
----                               ----------    --------------  ---------------  -----------     -----------       -------------
David J. Gustin(3) ............     750,000          54.9%           $ 6.375       2/10/07         $1,036,231        $3,659,131
Richard B. Bizzaro ............       7,000            *             $ 5.0625      10/29/06            18,859            43,339
Robert K. Reynolds ............      50,000           3.7            $ 4.9375      11/2/06            140,957           315,817
                                     40,000           2.9            $ 5.750       12/11/06            80,266           220,154
Richard A. Blair ..............      20,000           1.5            $ 4.9375      11/2/06             56,383           126,327
                                     40,000           2.9            $ 5.750       12/11/06            80,266           220,154
Stephen D. Young ..............      20,000           1.5            $ 5.750       12/11/06            40,133           110,077


---------------------------------
* Represents less than 1%


(1) All options were granted under the Equity Plan and become exercisable in five equal annual installments beginning on the first anniversary date of grant, except that Mr. Gustin's options become exercisable in three equal annual installments. Under the terms of the Equity Plan, the Compensation Committee retains discretion, subject to certain restrictions, to modify the terms of outstanding options and to reprice outstanding options. Options are granted for a term of eight years, subject to earlier termination in certain events. The exercise price is equal to the closing price of the Common Stock on The New York Stock Exchange on the date of grant.

(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Form 10-K/A other than the columns reflecting assumed rates of appreciation of 5% and 10%.

(3) Each of the options awarded to Mr. Gustin by the Company were cancelled in connection with his resignation.

      The table below sets forth certain information with respect to the unexercised options to purchase shares of Common Stock held by the Named Officers as of May 31, 1999. No Named Officer exercised any options during fiscal 1999.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                              NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                 UNEXERCISED OPTIONS AS OF         IN-THE-MONEY OPTIONS AS OF
                                       MAY 31, 1999                     MAY 31, 1999(1)
                              -------------------------------    ----------------------------
                              EXERCISABLE       UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                              -----------       -------------    -----------    -------------
David J. Gustin..........             0                   0                0               0
Richard B. Bizzaro.......         2,333                   0              438               0
Robert K. Reynolds.......        58,000             152,000                0               0
Richard A. Blair.........         4,000              56,000            1,250               0
Stephen D. Young.........             0             100,000                0               0


---------------------
(1) Based on the closing price of the Class A Common Stock on the New York Stock Exchange on May 28, 1999 ($5.25), the last trading day of the Class A Common Stock in fiscal 1999, minus the exercise price of the option.

EMPLOYMENT AND SEPARATION AGREEMENTS

      The Company entered into employment agreements with each of Messrs. Blair and Young in June 1994. Mr. Blair's employment agreement was subsequently amended. Messrs. Blair and Young are entitled to annual bonuses in an amount based upon the annual performance and profitability of the Company. In addition, under their employment agreements, Messrs. Blair and Young are entitled to certain severance benefits in the event they are terminated by the Company. In the event Mr. Blair's employment is terminated by the Company without cause or by Mr. Blair upon a breach of the employment agreement by the Company, he is entitled to a severance payment in an amount equal to 100% of the base salary and bonus he received during the 24 months immediately preceding his termination. In the event Mr. Young is terminated, or his employment ceases, for any reason other than cause, death, incapacity or resignation, he is entitled to a severance payment in an amount equal to a minimum of 100% of the base salary he received during the 9 months immediately preceding his termination, and a maximum of 100% of the base salary he received during the 12 months immediately preceding his termination. If Mr. Young is terminated due to incapacity, he is entitled to 50% of the total compensation he received during nine months immediately preceding his termination.

      In connection with their resignation of employment with the Company, the Company entered into a separation agreement with each of Messrs. Bizzaro and Reynolds on October 8, 1998 and July 15, 1999, respectively. Under their separation agreements, Messrs. Bizzaro and Reynolds were entitled to separation payments in an aggregate amount of $965,167 and $931,000, respectively. Of the 227,000 stock options granted to Mr. Bizzaro, 2,333 were exercised and the remaining options were cancelled. Mr. Reynolds has the right to exercise 210,000 stock options granted to him during his employment for a limited period of time following his resignation. The separation agreements supplement the employment agreements with these executives and contain customary general release and confidentiality provisions. Mr. Reynolds' employment agreement provides that a portion of certain loans made to him by the Company in connection with his purchase of Class A Restricted Stock may be forgiven by the Company depending upon the performance of the Class A Common Stock. See "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS--MANAGEMENT INCENTIVE AGREEMENTS." In addition, so long as he is indebted to the Company for at least $100,000, Mr. Reynolds has the right to cause the Company to repurchase some or all of the Class A Common Stock held by him at a purchase price equal to the then market price of the Class A Common Stock.

DIRECTOR COMPENSATION

      Members of the Board of Directors who are not employees of the Company or any subsidiary or parent corporation of the Company (the "INDEPENDENT DIRECTORS") receive an annual fee of $12,000. In addition to the annual fee, effective July 26, 1999, each Independent Director is entitled to receive $1,500 for each Board meeting attended and $500 for each committee meeting attended on a day the Board is not otherwise meeting. The Company will also reimburse all directors for their reasonable expenses incurred in connection with their activities as directors of the Company. Each Independent Director receives options to purchase 20,000 shares of Class A Common Stock upon appointment or election to the Board of Directors and options to purchase 7,000 shares of Class A Common Stock upon each annual meeting of the Company's stockholders following the first anniversary of the date of appointment or election to the Board of Directors, provided the Independent Director is still serving as a director of the Company. Messrs. Corey, Drapkin, Gustin, Kimmel and Schaeffer are currently Independent Directors of the Company. Directors who are not Independent Directors receive no compensation for serving on the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      From June 1, 1998 to August 14, 1999, Eric Weider, Roger H. Kimmel and George F. Lengvari were members of the Compensation Committee of the Board of Directors. Effective August 15, 1999, Glenn W. Schaeffer and Ronald L. Corey were appointed as the entire membership of the Compensation Committee. Messrs. Schaeffer and Corey are not employees of, or otherwise affiliated with (other than in their capacity as director), the Company.

      Pursuant to a sublicense agreement dated December 1, 1996 with Mariz Gestao E Investimentos Limitada ("Mariz"), the Company obtained the exclusive worldwide right to use the Weider name and trademarks, except in the following countries: the United States, Canada, Mexico, Spain, Australia, New Zealand, Japan and South Africa. Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of George F. Lengvari, a director of the Company, are included among the beneficiaries. Mariz obtained its exclusive international rights to use the Weider name and trademarks pursuant to a license agreement, effective June 1, 1994, among Mariz and Joe Weider, Ben Weider, Weider Sports Equipment and Weider Health and Fitness. Pursuant to the license agreement with Mariz, the Company is required to make annual royalty payments to Mariz commencing on December 1, 1998 on sales of the Company's brands in existence on December 1, 1996 in countries covered by the agreement. In addition, the sublicense agreement with Mariz includes an irrevocable buy-out option exercisable by the Company after May 31, 2002 for a purchase price equal to the greater of $7.0 million or 6.5 times the aggregate royalties paid by the Company in the fiscal year immediately preceding the date of the exercise of the option. In fiscal 1999, the Company made royalty payments to Mariz totaling approximately $196,000.

      Latharn & Watkins, of which Roger H. Kimmel, a director of the Company, is a partner, performed legal services for the Company during the fiscal year ended May 31, 1999.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

      From June 1, 1998 to August 14, 1999, the Compensation Committee of the Board of Directors (the "COMPENSATION COMMITTEE") was comprised of Eric Weider, Roger H. Kimmel and George F. Lengvari. Effective August 15, 1999, Glenn W. Schaeffer and Ronald L. Corey comprise the entire membership of the Compensation Committee. The Committee provides guidance and overview for all executive compensation and benefit programs, including basic strategies and policies. The Committee evaluates the performance of the executive officers and determines their compensation levels in terms of salary, bonuses, stock options and other benefits, all subject to approval of the Board of Directors. In accordance with rules established by the Commission, the Company is required to provide certain data and information in regard to the compensation provided to the Company's Chief Executive Officer and the Named Officers. The Compensation Committee has prepared the following report for inclusion herein.

      COMPENSATION POLICY AND COMPANY PERFORMANCE. The executive compensation program's overall objective is to reward and retain executives with the level of talent and ability required to prudently guide the Company's growth, maximize the link between executive and stockholder interests through a stock option plan, recognize individual contributions as well as overall business results and maintain the Company's position as a leader in the nutritional supplements market. To achieve these objectives, the Company has developed an overall compensation strategy and specific compensation plans that tie a substantial portion of an executive's compensation to performance.

      The key elements of the Company's compensation program consist of fixed compensation in the form of base salary and variable compensation in the forms of bonus payments and stock option awards under the Equity Plan. An executive's annual base salary represents the fixed component of such executive's total compensation and variable compensation is intended to comprise a substantial portion of an executive's total annual compensation. The Compensation Committee's policies with respect to each of these elements, including the bases for the compensation awarded to the Company's Chief Executive Officer, are discussed below. In addition, while the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by the Company to the individual, including pension benefits, insurance and other benefits, as well as the programs described below.

      BASE SALARIES. A competitive base salary is necessary to the development and retention of capable management and is consistent with the Company's long-term goals. Base salaries for executives are determined based upon the Compensation Committee's evaluation of the responsibilities of the position held and the experience of the individual, and by reference to historical levels of salary paid by the Company and general economic conditions.

      BONUS PAYMENTS. Targeted cash bonus payments are awarded to executives in recognition of contributions to the business during the prior year. An executive's contributions to the business are measured, in part, by his or her success in meeting certain goals established by such executive and the Compensation Committee in consultation with the Chief Executive Officer. The aggregate amount of the bonuses awarded in any calendar year is determined by reference to the terms of the executive employment agreements, the Company's competitive position, assessment of progress in attaining long-term goals and business performance considerations.

      The specific cash bonus an executive receives is dependent on individual performance and level of responsibility. Assessment of an individual's relative performance is made annually based on a number of factors, including initiative, business judgment, knowledge of the industry and management skills.

      AWARDS UNDER THE EQUITY PLAN. The other principal component of executives' compensation is stock options, which are intended as a tool to attract, provide incentive and retain those executives who make the greatest contribution to the business, and who can have the greatest effect on the long-term profitability of the Company. The exercise price of the stock options is set at a price equal to the market price of the Class A Common Stock at the time of the grant. The options therefore do not have any value to the executive unless the market price of the Class A Common Stock rises. The Compensation Committee believes that these stock options more closely align the executives' interests with those of its stockholders, and focus management on building profitability and long-term stockholder value.

      POLICY ON THE DEDUCTIBILITY OF COMPENSATION. Section 162(m) of the Internal Revenue Code of 1986 as amended (the "Code"), limits a public company's federal income tax deduction for compensation paid in excess of $1,000,000 to any of its five most highly compensated executive officers. However, certain performance-based compensation, including awards of stock options, is excluded from the $1,000,000 limit if specific requirements are met.

      While the tax impact of any compensation arrangement is one factor which is considered by the Compensation Committee, such impact is evaluated in light of the compensation policies discussed above. The Compensation Committee's compensation determinations have generally been designed to maximize the Company's federal income tax deduction for possible application in future years. However, from time to time compensation may be awarded which is not fully deductible if it is determined that such award is consistent with the overall design of the compensation program and in the best interests of the Company and its stockholders.

      CHIEF EXECUTIVE OFFICER COMPENSATION. The salaries of Messrs. Bizzaro and Gustin were determined based upon their respective employment agreements and the competitive salary framework described under "-BASE SALARIES" above. The minimum base salary and annual increases set forth in Messrs. Bizzaro's and Gustin's employment agreements were determined based on the Board of Directors' judgment concerning their individual contributions to the business, level of responsibility and career experience. Although none of these factors were given a specific weight, primary consideration was given, in the case of Mr. Bizzaro, to his individual contributions to the business, and, in the case of Mr. Gustin, to his level of responsibility and career experience. No particular formulas or measures were used.

      The Company entered into an employment agreement with Bruce J. Wood, its current Chief Executive Officer and President, on June 3, 1999. Pursuant to his employment agreement, the Company granted Mr. Wood stock options exercisable for 600,000 shares of Class A Common Stock and agreed to pay Mr. Wood an annual base salary of $400,000. For the fiscal year ended May 31, 2000, Mr. Wood is guaranteed a bonus at least equal to his base salary.

      CONCLUSION. The Company has had, and continues to have, an appropriate and competitive compensation program. The balance of a competitive base salary, bonus payments and significant emphasis on long-term incentives is a foundation designed to build stability and to support the Company's continued growth. This report is submitted by the members of the Compensation Committee.

Date: August 14, 1999                      The Compensation Committee of the
                                           Board of Directors

                                           Eric Weider
                                           Roger H. Kimmel
                                           George F. Lengvari

      THE PRECEDING "REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION" AND THE "STOCK PERFORMANCE CHART" THAT APPEARS IMMEDIATELY HEREAFTER SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, OR INCORPORATED BY REFERENCE IN ANY DOCUMENTS SO FILED.

STOCK PERFORMANCE CHART

As part of the executive compensation information presented herein, the Commission requires a comparison of stock performance for the Company with stock performance of a broad equity market index and an approximate industry index. The following chart compares cumulative total stockholder return on Class A Common Stock during the period from May 1, 1997 to May 31, 1999 (the Company's fiscal year end) with the cumulative total return on The New York Stock Exchange and a peer group index of nutritional supplement companies. The comparison assumes $100 was invested on May 1, 1997 (the first day of trading in the Class A Common Stock) in the Class A Common Stock or in each of the foregoing indices and assumes reinvestment of dividends, if any. The peer group used in the below stock performance chart consists of the following companies, Natrol Inc., NBTY Inc., Nutraceutical International Corp. and Rexall Sundown Inc. The peer group no longer includes Amrion, Inc. since it is no longer a publicly traded company. The returns of each of these companies have been weighted according to the respective company's stock market capitalization at the beginning of each period for which a return is indicated. The stock performance shown on the following chart is not necessarily indicative of future performance.


                 [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]


   Weider Nutrition Intl Inc (WNI)

                                                    CUMULATIVE TOTAL RETURN
                                                --------------------------------
                                                5/1/97    5/97     5/98     5/99

   WEIDER NUTRITION INTERNATIONAL, INC .....      100      115      142       49
   PEER GROUP ..............................      100      133      321      148
   S&P 500 .................................      100      106      139      168

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of September 27, 1999, the amount and percentage of the outstanding shares of the Common Stock which, according to the information supplied to the Company, are beneficially owned by:

      o each of the directors of the Company (all of whom are nominees for re-election as directors of the Company):

      o   each of the Named Officers:

      o all current directors and executive officers of the Company as a group: and

      o each person or entity who is known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock.

Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed has sole voting and sole investment power with respect to the shares which are deemed beneficially owned by such person or entity.

                                                    SHARES BENEFICIALLY OWNED (1)
                                           -------------------------------------------------   PERCENT OF
                                             NUMBER OF SHARES                 PERCENT             TOTAL
                                           ---------------------       ---------------------     VOTING
NAME OF BENEFICIAL OWNER                   CLASS A(2)    CLASS B       CLASS A       CLASS B      POWER
------------------------                   ----------    -------       -------       -------      -----
DIRECTORS AND NAMED OFFICERS:
Eric Weider (3) ........................      3,600             0         *             0           *
Bruce J. Wood ..........................          0             0         0%            0           0%
Ronald L. Corey ........................     63,760             0         *             0           *
Donald G. Drapkin ......................     10,333             0         *             0           *
David J. Gustin ........................          0             0         0             0           0
Roger H. Kimmel (4) ....................     12,333             0         *             0           *
George F. Lengvari (5) .................          0             0         0             0           0
Glenn W. Schaeffer .....................     12,333             0         *             0           *
Richard B. Bizzaro .....................    497,978             0       5.3             0           *
Robert K. Reynolds .....................    540,430             0       5.7             0           *
Richard A. Blair .......................     49,679             0         *             0           *
Stephen D. Young .......................     90,815             0         *             0           *
Directors and executive officers as
 a group (13 persons) ..................    284,764             0       3.0             0           *

OTHER PRINCIPAL STOCKHOLDERS
----------------------------
Weider Health and Fitness (6)                      0    15,687,432        0           100%       94.4%
 21100 Erwin Street
 Woodland Hills,  CA 91367
SAFECO Corporation (7)                     1,123,200             0     12.0             0           *
 601 Union Street, Suite 2500
 Seattle, WA 98101

                                       10

                                            SHARES BENEFICIALLY OWNED
                                   --------------------------------------------   PERCENT OF
                                     NUMBER OF SHARES             PERCENT            TOTAL
                                   -------------------     --------------------      VOTING
OTHER PRINCIPAL STOCKHOLDERS       CLASS A     CLASS B     CLASS A      CLASS B      POWER
----------------------------       -------     -------     -------      -------   ----------

AMVESCAP PLC (8) .............     501,800           0         5.4%           0            *
 11 Devonshire Square
 London EC2M 4YR, England

Wellington Management Company,
 LLP (9) .....................     746,400           0         8.0            0            *
 75 State Street
 Boston, MA 02109

The TCW Group, Inc.. (10) .....    581,000           0         6.2            0            *
 865 South Figueroa Street
 Los Angeles, CA 90017

--------------------
* Represents less than 1%.

(1) Except for information based on Schedules 13G, as indicated in the footnotes hereto, beneficial ownership is stated as of September 27, 1999, and includes shares exercisable within 60 days of September 27, 1999 held by each person, as if such shares were outstanding on September 27, 1999.

(2)   Includes 6,333, 6,333, 10,333, 10,333, 210,000, 4,000, 36,000 and 85,332
      shares of Class A Common Stock which may be purchased upon the exercise of stock options by Messrs. Corey, Drapkin, Kimmel, Schaeffer, Reynolds, Blair and Young and all current directors and executive officers as a group, respectively.

(3) Does not include 15,687,432 shares of Class B Common Stock held by Weider Health and Fitness. Mr. Weider is President and Chief Executive Officer of Weider Health and Fitness. Mr. Weider disclaims beneficial ownership of such shares.

(4) Does not include 2,000 shares of Class A Common Stock held in two trusts for the benefit of the children of Mr. Kimmel, as to which shares Mr. Kimmel has neither the power of disposition nor the power to vote. Mr. Kimmel disclaims beneficial ownership of such shares.

(5) Does not include 222,426 shares of Class A Common Stock held by Bayonne Settlement, a trust organized under the laws of Jersey (U.K.), of which family members of George F. Lengvari are included among the beneficiaries. Bayonne Settlement is administered by an independent trustee and Mr. Lengvari has neither the power of disposition nor the power to vote the shares. Mr. Lengvari disclaims beneficial ownership of such shares.

(6)   Based on Schedule 13G filed on July 9, 1997 by Weider Health and Fitness.

(7) Based on Schedule 13G/A filed on December 10, 1998 by SAFECO Corp. SAFECO Common Stock Trust, an entity affiliated with SAFECO Corporation, beneficially owns 728,200 of these shares of Class A Common Stock. SAFECO Common Stock Trust has shared power to vote and dispose of such shares. SAFECO Asset Management Company, a subsidiary of SAFECO Corporation, beneficially owns 1,123,200 shares of Class A Common Stock as a result of its affiliation with SAFECO Corporation and certain registered investment companies for which SAFECO Asset Management Company serves as investment adviser. SAFECO Asset Management Company has shared power to vote and dispose of such shares.

(8) Based on Schedule 13G/A filed on October 9, 1998 by AMVESCAP PLC. Each of AVZ, Inc., AIM Management Group Inc., AMVESCAP Group Services, Inc., INVESCO, Inc., INVESCO North American Holdings, Inc., INVESCO Capital Management, Inc., INVESCO Funds Group, Inc., INVESCO Management & Research, Inc., INVESCO Realty Advisers, Inc. and INVESCO (NY) Asset Management, Inc. beneficially own 501,800 shares of Class A Common Stock and have shared power to vote and dispose of such shares.

(9) Based on Schedule 13G/A filed on February 10, 1999 by Wellington Management Company, LLP.

(10) Based on Schedule 13G/A filed on February 12, 1999 by The TCW Group, Inc. Through his affiliation with The TCW Group, Inc., Robert Day beneficially owns 581,000 shares of Class A Common Stock. Mr. Day has shared power to vote and dispose these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADVERTISING AGREEMENT

      The Company and Weider Publications, Inc., a subsidiary of Weider Health and Fitness, are parties to an Advertising Agreement dated December 1, 1996 (the "Advertising Agreement") under which the Company is obligated (pursuant to an annually updated notification in connection with the Company's budget) to purchase a minimum number of advertising pages in certain of the publications of Weider Publications each month at a price below that charged to unaffiliated third party advertisers. The Advertising Agreement has a ten-year term and is subject to termination by either party if certain specified events occur, including a change of control of Weider Health and Fitness or an initial public offering of Weider Publications. During fiscal 1999, the Company paid Weider Publications a total of approximately $1,873,000 for services rendered. Weider Health and Fitness owns all of the Company's Class B Common Stock. Eric Weider, the Chairman of the Board of the Company, is a director of Weider Publications and George Lengvari, a director of the Company, is Chairman of Weider Publications U.K.

TRANSFER OF INTELLECTUAL PROPERTY

      In July 1985, Weider Health and Fitness and Joe Weider entered into an agreement pursuant to which Weider Health and Fitness was granted all rights, title and interest in and to a system of weight training known as "The Weider System" and the exclusive right to use of the name "Joe Weider" within the continental United States. As consideration for such grants, Weider Health and Fitness has agreed to pay Joe Weider approximately $450,000 per year for the rest of his lifetime (of which $250,000 is paid by the Company). Weider Health and Fitness' right to use the "The Weider System" and "Joe Weider" survives the death of Joe Weider. Effective September 1, 1996, Weider Health and Fitness assigned to the Company substantially all such intellectual property. Weider Health and Fitness retained three trademarks used in both the Company's nutritional supplements business and Weider Health and Fitness' body building and exercise equipment divisions; however, Weider Health and Fitness entered into a Trademark and License Agreement granting to the Company a perpetual, royalty-free, fully paid license to use such trademarks for its nutritional supplements business. Weider Health and Fitness owns all of the Company's Class B Common Stock. Mr. Eric Weider, the Chairman of the Board of Directors of the Company, is the President, Chief Executive Officer and a director of Weider Health and Fitness. Mr. Lengvari, a director of the Company, is a director of Weider Health and Fitness.

      For a discussion of an intellectual property licensing agreement in which Mr. Lengvari has an interest, see "EXECUTIVE COMPENSATION-COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS."

MANAGEMENT INCENTIVE AGREEMENTS

      Prior to the Company's IPO, the Company entered into Management Incentive Agreements pursuant to which key employees were granted Performance Units as incentive compensation. The Company's IPO triggered conversion of the vested Performance Units and, as a result, the Company paid in cash and shares of Class A Common Stock an aggregate of approximately $2,96 million in cash and 972,247 shares of Class A Common Stock to such employees. The unvested portion of the Performance Units (represented by 182,716 unvested shares of Class A Common Stock as of the date of the Company's IPO) were converted to Class A Restricted Stock that vest, contingent upon continued employment and/or other factors, over a five-year period at 20% per year from May 31, 1998 through May 2002. In connection with certain resignations, certain shares of the unvested Class A Restriced Stock were accelerated and certain shares cancelled. The number of unvested shares of Class A Restricted Stock at September 27, 1999 were 27,407 shares.

      To facilitate the payment of individual income taxes incurred in connection with the conversion of the Performance Units, the Company makes loans available to each recipient. The loans bear interest at a rate of 8.0% per annum, are repayable five years from the borrowing date and are secured by the recipient's Class A Common Stock received upon conversion. During fiscal 1999, the Company had loans outstanding to Messrs. Bizzaro, Blair, Reynolds and Young. Messrs. Bizzaro, Blair, Reynolds and Young had outstanding principal loan and interest balances at August 31, 1999 of approximately $2,389,077, $282,844, $1,582,658 and $136,318, respectively, which amounts were the largest amounts owed by these officers during fiscal 1999. Portions of the loans outstanding to Messrs. Bizzaro and Reynolds may be forgiven over time by the Company and Weider Health and Fitness. See "EXECUTIVE COMPENSATION -- EMPLOYMENT AND SEPERATION AGREEMENTS."

SPONSORSHIPS

      Effective June 1, 1998, as part of its marketing strategy, the Company agreed to participate in the sponsorship of certain body builder contracts with Weider Health and Fitness. The Company paid a total of $200,000 in connection with its sponsorship in fiscal 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Weider Nutrition International, Inc.


Dated: September 23, 1999          By: /s/ BRUCE J. WOOD
                                       -----------------
                                           Bruce J. Wood
                                           Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        NAME                      TITLE                        DATE SIGNED
     ---------                  ---------                    ---------------

/s/ ERIC WEIDER               Chairman of the Board          September 27, 1999
-------------------           and Director
    Eric Weider


/s/ BRUCE J. WOOD             Chief Executive Officer        September 23, 1999
-------------------           and Director
    Bruce J. Wood             (Principal Executive Officer)


/s/ JOSEPH W. BATY            Senior Vice President,         September 23, 1999
-------------------           Finance (Principal Financial
    Joseph W. Baty            and Accounting Officer)


/s/ RONALD L. COREY           Director                       September 27, 1999
-------------------
    Ronald L. Corey

/s/ ROGER H. KIMMEL           Director                       September 27, 1999
-------------------
    Roger H. Kimmel

/s/ GEORGE F. LENGVARI        Director                       September 27, 1999
----------------------
    George F. Lengvari

/s/ DONALD G. DRAPKIN         Director                       September 27, 1999
----------------------
    Donald G. Drapkin

/s/ GLENN W. SCHAEFFER        Director                       September 27, 1999
----------------------
    Glenn W. Schaeffer

/s/ DAVID J. GUSTIN           Director                       September 23, 1999
-------------------
    David J. Gustin