Form 10-Q
period 1999-08-31
WEIDER NUTRITION INTERNATIONAL INC
filed 1999-10-15
CIK 1022368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                              ENDED AUGUST 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares outstanding of the Registrant's common stock is 25,042,073 (as of August 31, 1999.)

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     AUGUST 31,     MAY 31,
ASSETS                                                                  1999         1999
                                                                     ---------     ---------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents .....................................    $   2,250     $   1,926
  Receivables ...................................................       52,974        60,524
  Inventories ...................................................       60,695        63,658
  Prepaid expenses and other ....................................        5,199         4,712
  Deferred taxes ................................................        5,400         7,387
                                                                     ---------     ---------
      Total current assets ......................................      126,518       138,207
                                                                     ---------     ---------

Property and equipment, net .....................................       48,237        48,872
                                                                     ---------     ---------

Other assets:
  Intangible assets, net ........................................       52,121        51,980
  Deposits and other assets .....................................       11,722        12,806
  Notes receivable related to
    stock performance units .....................................        4,157         4,164
                                                                     ---------     ---------
      Total other assets ........................................       68,000        68,950
                                                                     ---------     ---------

            Total assets ........................................    $ 242,755     $ 256,029
                                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................    $  21,493     $  25,492
  Accrued expenses ..............................................       19,572        18,406
  Earnout amounts payable .......................................        3,246         3,246
  Current portion of long-term debt(Note 2) .....................      100,710       110,716
                                                                     ---------     ---------
      Total current liabilities .................................      145,021       157,860
                                                                     ---------     ---------

Long-term debt ..................................................        4,699         4,723
                                                                     ---------     ---------

Deferred taxes ..................................................        1,394         1,666
                                                                     ---------     ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding .....         --            --

  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,354,641 and 9,334,036 .........................           93            93
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432 ......................................          157           157
  Additional paid-in capital ....................................       83,198        82,985
  Other accumulated comprehensive loss ..........................       (1,990)       (2,331)
  Retained earnings .............................................       10,183        10,876
                                                                     ---------     ---------
      Total stockholders' equity ................................       91,641        91,780
                                                                     ---------     ---------

            Total liabilities and stockholders' equity ..........    $ 242,755     $ 256,029
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

                                                      THREE MONTHS ENDED
                                                          AUGUST 31,
                                                -------------------------------
                                                    1999               1998
                                                ------------       ------------
Net sales ................................      $     89,967       $     67,946

Cost of goods sold .......................            56,432             44,418
                                                ------------       ------------

Gross profit .............................            33,535             23,528
                                                ------------       ------------

Operating expenses:
  Selling and marketing ..................            19,407             12,351
  General and administrative .............             7,515              5,167
  Research and development ...............               926                847
  Amortization of intangible assets ......               878                624
  Severance and recruiting charges .......             1,850               --
                                                ------------       ------------

      Total operating expenses ...........            30,576             18,989
                                                ------------       ------------

Income from operations ...................             2,959              4,539
                                                ------------       ------------

Other income (expense):
  Interest income ........................               163                157
  Interest expense .......................            (2,880)            (1,695)
  Other ..................................               (15)              (178)
                                                ------------       ------------

      Total other expense, net ...........            (2,732)            (1,716)
                                                ------------       ------------

Income before income taxes (benefit) .....               227              2,823

Provision for income taxes (benefit) .....               (19)             1,116
                                                ------------       ------------

Net income ...............................      $        246       $      1,707
                                                ============       ============

Weighted average shares outstanding:

  Basic ..................................        25,032,937         24,790,678
                                                ============       ============

  Diluted ................................        25,044,207         25,077,207
                                                ============       ============

Net income per share:

  Basic ..................................      $       0.01       $       0.07
                                                ============       ============

  Diluted ................................      $       0.01       $       0.07
                                                ============       ============

Comprehensive income .....................      $        587       $      1,271
                                                ============       ============

            See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                AUGUST 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
Cash flows from operating activities:
  Net income .........................................    $    246     $  1,707
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Provision for bad debts ........................         307          114
      Deferred taxes .................................       1,715         (626)
      Depreciation and amortization ..................       2,983        2,324
      Management and employee stock
        compensation charges .........................         201         --
      Loss on disposition of equipment ...............           2           65
  Changes in operating assets and liabilities-
    net of assets acquired:
      Receivables ....................................       7,242        6,071
      Inventories ....................................       2,963       (8,543)
      Prepaid expenses and other .....................        (487)      (1,852)
      Deposits and other assets ......................         333        1,572
      Accounts payable ...............................      (3,999)        (802)
      Accrued expenses ...............................      (1,166)      (3,845)
                                                          --------     --------

        Net cash provided by (used in)
          operating activities .......................      12,672       (3,815)
                                                          --------     --------

Cash flows from investing activities:
  Acquisition, net of cash acquired ..................        --        (24,621)
  Purchase of property and equipment .................      (1,403)      (2,348)
  Proceeds from disposition of equipment .............           1          184
  Change in notes receivable .........................           7           10
  Investment in securities available for sale ........        --         (4,956)
                                                          --------     --------

        Net cash used in investing activities ........      (1,395)     (31,731)
                                                          --------     --------

Cash flows from financing activities:
  Issuance of common stock ...........................          12          138
  Dividends paid .....................................        (939)        (926)
  Proceeds from debt .................................       2,012       37,827
  Payments on debt ...................................     (12,264)        (800)
                                                          --------     --------

        Net cash provided by (used in)
         financing activities ........................     (11,179)      36,239
                                                          --------     --------

Effect of exchange rate changes on cash ..............         226         (243)
                                                          --------     --------

Increase in cash and cash equivalents ................         324          450

Cash and cash equivalents, beginning of period .......       1,926          684
                                                          --------     --------

Cash and cash equivalents, end of period .............    $  2,250     $  1,134
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

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND OTHER MATTERS

      The accompanying unaudited interim consolidated financial statements ("interim financial statements") do not include all disclosures provided in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Weider Nutrition International, Inc. (the "Company") Annual Report on Form 10-K for the year ended May 31, 1999 as filed with the Securities and Exchange Commission. The May 31, 1999 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF").

      In the opinion of the Company, the accompanying interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current interim period presentation.

2.    CREDIT FACILITY

      The Company's credit facility with General Electric Capital Corporation ("GECC") matures in February 2000. Therefore, the amounts outstanding under the credit facility at August 31, 1999 ($86.5 million), are included in current portion of long-term debt.

      The Company has commenced discussions with its current lender and other banking institutions regarding a new credit facility. Although management believes that a new credit facility will be finalized prior to the filing of the Company's Form 10-Q for the quarter ending November 30, 1999, there can be no assurance that the new facility will be obtained by such date. Management expects that amounts outstanding under a new credit facility will be subsequently reclassified as a long-term obligation.

3.    RECEIVABLES

      Receivables consist of the following:
                                                     August 31,         May 31,
                                                        1999             1999
                                                     ----------        --------
Trade accounts ...............................       $   50,907        $ 59,389
Income taxes .................................            3,106           2,195
Other ........................................              984           1,168
                                                     ----------        --------
                                                         54,997          62,752

Less allowance for doubtful accounts .........           (2,023)         (2,228)
                                                     ----------        --------
      Total ..................................       $   52,974        $ 60,524
                                                     ==========        ========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.    INVENTORIES

      Inventories consist of the following:
                                                         AUGUST 31,      MAY 31,
                                                            1999           1999
                                                         ----------      -------
Raw materials .....................................      $   18,684      $24,364
Work in process ...................................           2,994        3,364
Finished goods ....................................          39,017       35,930
                                                         ----------      -------

            Total .................................      $   60,695      $63,658
                                                         ==========      =======

      Inventory totaling approximately $4.0 million, primarily consisting of two raw materials, is included as a long-term asset in deposits and other assets in the accompanying balance sheets.

5.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                       August 31,       May 31,
                                                          1999           1999
                                                       ----------      --------
Cost in excess of fair value
  of net assets acquired (goodwill) ..............     $   54,032      $ 53,706
Patents and trademarks ...........................         11,172        10,452
Noncompete agreements ............................            211           209
                                                       ----------      --------
                                                           65,415        64,367

Less accumulated amortization ....................        (13,294)      (12,387)
                                                       ----------      --------

            Total ................................     $   52,121      $ 51,980
                                                       ==========      ========

6.    OPERATING SEGMENTS

      In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments.

      The Company has two primary reportable segments. These segments include the Company's U.S. based or domestic operations, and the Company's international operations. The Company has three primary areas within its domestic operations: mass market; health food stores; and health clubs and gyms. The Company manufactures and markets nutritional products, including a broad line of vitamins, joint-related and other nutraceuticals, and sports nutrition supplements in mass market; a broad line of vitamins, nutraceuticals and sports nutrition products primarily through independent distributors and a significant retailer in health food stores; and a broad line of sports nutrition products primarily through distributors in health clubs and gyms. The Company also manufactures and markets nutritional and other products, including a broad line of sports nutrition supplements and

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

sportswear, together with certain other nutraceuticals within its international operations.

      The accounting policies of these segments are the same as those described in Note 1 to the consolidated financial statements (See Annual Report on Form 10-K). The Company evaluates the performance of its operating segments based on actual and expected operating results of the respective segments. Certain noncash and other expenses, and domestic assets, are not allocated to the areas within the domestic operating segment.

      Segment information for the three months ended August 31, 1999 and 1998, respectively, are summarized as follows:

                                                                                  INCOME
                                                                                  (LOSS)
                                                                      NET          FROM        INTEREST
                                                                     SALES      OPERATIONS     EXPENSE
1999:                                                               --------    ----------     --------
  Domestic Operations:
    Mass market ................................................    $ 45,757    $    5,226     $    890
    Health food stores .........................................      10,733        (1,185)         498
    Health clubs and gyms ......................................       5,839           281          321
    Other ......................................................       1,295          (203)          72
    Unallocated ................................................        --          (1,850)        --
                                                                    --------    ----------     --------
                                                                      63,624         2,269        1,781

  International Operations .....................................      26,343           690        1,099
                                                                    --------    ----------     --------

                                                                    $ 89,967    $    2,959     $  2,880
                                                                    ========    ==========     ========
                                                                                  INCOME
                                                                                  (LOSS)
                                                                      NET          FROM        INTEREST
                                                                     SALES      OPERATIONS     EXPENSE
1998:                                                               --------    ----------     --------
  Domestic Operations:
    Mass market ................................................    $ 32,594    $    3,470     $    669
    Health food stores .........................................      13,416            28          340
    Health clubs and gyms ......................................       5,828           313          146
    Other ......................................................       5,140          (205)          78
                                                                    --------    ----------     --------
                                                                      56,978         3,606        1,233

  International Operations .....................................      10,968           933          462
                                                                    --------    ----------     --------

                                                                    $ 67,946    $    4,539     $  1,695
                                                                    ========    ==========     ========

      Reconciliation of total assets for the reportable segments is as follows at August 31, 1999:

                    Total domestic assets ....    $ 213,080
                    Total international assets       80,708
                    Eliminations .............      (51,033)
                                                  ---------
                         Total ...............    $ 242,755
                                                  =========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      Capital expenditures for domestic and international operations amounted to $1.1 million and $.3 million, respectively, for the three months ended August 31, 1999, and $2.2 million and $.1 million, respectively, for the three months ended August 31, 1998. The majority of international related long-lived assets are located in Germany.

7.    SALES TO MAJOR CUSTOMERS

      The Company's three largest customers accounted for approximately 47% and 39%, respectively, of net sales for the three months ended August 31, 1999 and 1998, respectively. At August 31, 1999 and May 31, 1999, amounts due from these customers represented approximately 37% and 42%, respectively, of total trade accounts receivable.

8.    CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS. STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION STATEMENTS WHICH ARE PRECEDED BY, FOLLOWED BY OR INCLUDE THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "MAY," "SHOULD" OR SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL, AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

      IMPORTANT FACTORS THAT MAY EFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: COMPLETION OF THE SKU REDUCTION PROGRAM AS ANTICIPATED BY THE COMPANY, THE COMPANY'S ABILITY TO IMPLEMENT MORE SOPHISTICATED OPERATING SYSTEMS AND INVENTORY MANAGEMENT PROGRAMS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, DEPENDENCE ON INDIVIDUAL PRODUCTS, THE REALIZABLE VALUE OF DISCONTINUED SKUS, MARKET CONDITIONS INCLUDING PRICING, DEMAND FOR PRODUCTS, AND THE LEVEL OF TRADE INVENTORIES, THE SUCCESS OF PRODUCT DEVELOPMENT AND NEW PRODUCT INTRODUCTIONS INTO THE MARKETPLACE, CHANGES IN LAWS AND REGULATIONS, THE COMPANY'S ABILITY TO IDENTIFY, RECRUIT AND INTEGRATE KEY MANAGEMENT PERSONNEL, INCLUDING THE COST AND TIMING THEREOF, LITIGATION AND GOVERNMENT REGULATORY ACTION, AVAILABILITY OF FUTURE FINANCING, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, RESULTS OF MANAGEMENT'S EVALUATION OF ITS BUSINESS OPERATIONS AND STRATEGIES, AND OTHER RISKS INDICATED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT.

GENERAL

      Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars consisting of approximately 850 nutritional supplement stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff(R), Weider Sports Nutrition, MetaForm(R), American Body Building(TM), Multipower(R), Multaben(R) and Venice Beach(R) that are primarily marketed through mass market, health food store and/or health club and gym distribution channels. The Company markets its branded nutritional supplement products in four principal categories: sports nutrition; vitamins, minerals and herbs; weight management; and healthy snacks. As a result of the Company's July 1998 acquisition of Haleko Hanseatisches Lebensmittel Kontor GmbH ("Haleko"), the Company has significantly expanded its operations outside the United States. The Company's international operations include sports nutrition supplements, other nutraceuticals and sportswear products.

      The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)
(THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1998)

      The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                                                                     THREE MONTHS ENDED AUGUST 31,
                                                                             ------------------------------------------
                                                                                     1999                   1998
                                                                             --------------------   -------------------
                                                                                         (DOLLARS IN THOUSANDS)
Net sales ...............................................................    $ 89,967       100.0%  $ 67,946      100.0%
Cost of goods sold ......................................................      56,432        62.7     44,418       65.4
                                                                             --------     -------   --------    -------
Gross profit ............................................................      33,535        37.3     23,528       34.6
                                                                             --------     -------   --------    -------
Operating expenses ......................................................      28,726        31.9     18,989       27.9
Severance and recruiting
  charges ...............................................................       1,850         2.1       --         --
                                                                             --------     -------   --------    -------
Total operating expenses ................................................      30,576        34.0     18,989       27.9
                                                                             --------     -------   --------    -------
Income from operations ..................................................       2,959         3.3      4,539        6.7
Other expense, net ......................................................       2,732         3.0      1,716        2.5
Income taxes (benefit) ..................................................         (19)       --        1,116        1.6
                                                                             --------     -------   --------    -------
Net income ..............................................................    $    246          .3%  $  1,707        2.5%
                                                                             ========     =======   ========    =======

      NET SALES. Net sales for the three months ended August 31, 1999 increased $22.0 million, or 32.4%, to $90.0 million from $67.9 million for the three months ended August 31, 1998. Sales to mass volume retailers (including food, drug, mass, club and convenience stores) and international markets increased during the three months ended August 31, 1999 compared to the three months ended August 31, 1998. Sales to health food distributors and retailers and contract manufacturing sales decreased during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Sales to health club and gym distributors were approximately the same for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

      First quarter fiscal 2000 sales to mass volume retailers increased approximately 40.4% to $45.8 million from first quarter fiscal 1999 sales of $32.6 million. The increase in sales to mass volume retailers was primarily the result of increased sales to existing accounts of certain leading branded products. Sales of Pain Free(TM) amounted to $26.3 million for the first quarter of fiscal 2000 compared to $15.0 million for the first quarter of fiscal 1999. Sales to health food distributors and retailers decreased approximately 20.0% to $10.7 million for the fiscal 2000 first quarter from $13.4 million for the fiscal 1999 first quarter. The decrease in sales resulted primarily from the Company's increased focus on the mass market distribution channel together with certain individual retailers in the health food distribution channel. Sales volume with GNC, the Company's most significant health food retailer, increased in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, whereas sales to health food distributors decreased in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

      Sales to international markets increased 139.5% to $26.3 million for the three months ended August 31, 1999 compared to $11.0 million for the three months ended August 31, 1998. The increase in sales to international markets resulted primarily from the Company's acquisition of Haleko in July 1998. The Company's financial results for the first quarter of fiscal 2000 included Haleko's operating results for three months, which consisted of $22.4 million in sales volume.

      Contract manufacturing (private label) sales volume decreased approximately 93.1% to $.3 million for the first quarter of fiscal 2000 from $3.6 million for the first quarter of fiscal 1999. The decrease in contract manufacturing sales is consistent with the Company's decision to limit contract manufacturing business to only those customers who have, or may in the future have, other business relationships with the Company. Private label business for customers with whom other business relationships exist are included in the net sales amounts for the distribution channel applicable to the customer.

      GROSS PROFIT. Gross profit increased approximately 42.5% to $33.5 million for the quarter ended August 31, 1999 compared to $23.5 million for the quarter ended August 31, 1998. Gross profit, as a percentage of net sales, was 37.3% for the quarter ended August 31, 1999 compared to 34.6% for the quarter ended August 31, 1998. The increase in the gross profit percentage resulted primarily from consolidation of the Company's capsule and tablet manufacturing facilities, increase in higher margin international sales, change in sales mix and reduced credits for returned products.

      OPERATING EXPENSES. Operating expenses, including severance and recruiting charges, increased approximately 61.0% to $30.6 million for the fiscal 2000 first quarter from $19.0 million for the fiscal 1999 first quarter. During the fiscal 2000 first quarter the Company continued its organizational changes and upgrading of management systems (including senior management changes) that resulted in approximately $1.9 million of costs during the three month period. Excluding these charges, operating expenses increased $9.7 million, or 51.3% during the first quarter of fiscal 2000 in comparison to the first quarter of fiscal 1999. The increase resulted primarily from the continued implementation of an expanded marketing plan resulting in significant increases in selling, marketing and advertising costs and the inclusion of Haleko operating results for three months (as compared to one month for the first quarter of fiscal
1999).

      Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased approximately 57.1% to $19.4 million for the fiscal 2000 first quarter from $12.4 million for the fiscal 1999 first quarter. The increase in selling and marketing expenses resulted primarily from the acquisition of Haleko ($5.5 million), increased advertising and promotion costs associated with the Company's brand building initiative and personnel costs required to handle higher sales volumes.

      General and administrative expenses increased approximately 45.4% to $7.5 million for the quarter ended August 31, 1999 compared to $5.2 million for the quarter ended August 31, 1998. The increase in general and administrative expenses for the first quarter of fiscal 2000 resulted primarily from the acquisition of Haleko ($2.6 million), additional overhead costs associated with higher sales volumes and increased personnel related expenses.

       OTHER EXPENSE. Other expense, net, amounted to $2.7 million for the quarter ended August 31, 1999 compared to $1.7 million for the quarter ended August 31, 1998. The net increase of approximately $1.0 million resulted primarily from increased interest costs associated with additional indebtedness incurred in connection with the acquisition of Haleko, together with an overall higher effective borrowing rate.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to a nominal (benefit) for the quarter ended August 31, 1999 compared to tax expense of $1.1 million for the quarter ended August 31, 1998. The decrease resulted primarily from the reduction in pre-tax earnings and the net effect of tax rate differences for the Company's domestic and international operations.

      LIQUIDITY AND CAPITAL RESOURCES. Concurrent with the Company's IPO, effective May 1, 1997, the Company entered into an amended credit agreement (the "Credit Agreement") with GECC. The Credit Agreement is a $115.0 million senior secured, long-term credit facility that contains standard terms and conditions, including, subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company, including the subsidiary that owns the Company's foreign subsidiaries. Borrowings available under the Credit Agreement are used for general working capital, to support capital expenditures and for other investment considerations. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000. Accordingly, amounts outstanding under the Credit Agreement at August 31, 1999, are included in the current portion of long-term debt. At August 31, 1999, the Company had approximately $28.5 million of available credit under the Credit Agreement.

      Excluding amounts outstanding under the Credit Agreement($86.5 million), the Company had working capital of approximately $68.0 million at August 31, 1999 compared to $79.0 million at May 31, 1999. The decrease resulted primarily from reduced receivables and inventories. Current receivables and inventories decreased $7.6 million and $3.0 million, respectively, during the quarter ended August 31, 1999. The decrease in receivables was primarily attributable to a change in customer sales mix. The decrease in inventories was primarily attributable to improved inventory management, including the Company's SKU reduction program.

      During the first three months of fiscal 2000, the Company's aggregate current and long-term debt decreased approximately $10.0 million to $105.4 million at August 31, 1999 primarily as a result of the decrease in receivables and inventories.

      The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under the Credit Agreement (and/or alternative financing; see Note No. 2)and, if necessary, through debt financing or the issuance of additional equity. The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of any future acquisitions, if any, may also require borrowings under the Credit Agreement, as amended, and/or other debt financing or the issuance of additional equity.

      The Company paid a quarterly dividend of $0.0375 per share subsequent to August 31, 1999. The dividend was declared to be payable on September 20, 1999 to holders of all classes of common stock of record at the close of business on September 10, 1999. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

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

      Approximately $600,000 has been spent on the substantially completed Year 2000 Project at August 31, 1999. The Company is also in the process of evaluating year 2000 compliance by its major business suppliers and vendors, and is in the process of evaluating and formulating its contingency plans. Included in these contingency plans are backup power supply systems for computers, facilities and manufacturing. The Company continues to formulate these contingency plans for critical issues involving business suppliers and vendors, information processing and its manufacturing process. Although the Company is undertaking the Year 2000 Project, no assurance can be given that such a program will be able to solve the year 2000 issues applicable to the Company or that failure to solve will not have a material adverse effect on the Company.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            The information set forth in Note 8 to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.     CHANGES IN SECURITIES.

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 5.     OTHER INFORMATION.

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

5.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schluter. (2)
5.2   Amendment Deed to Stock Purchase Agreement, dated July 24, 1998. (2)
5.3   Share Transfer Deed, dated July 24, 1998. (2)
3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2   Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1 Amended and Restated Credit Agreement dated as of May 6, 1997 among Weider Nutrition International, Inc., certain subsidiaries, certain lenders and General Electric Capital Corporation. (3)
4.2 First Amendment to Amended and Restated Credit Agreement dated as of August 27, 1997 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.3 Second Amendment to Amended and Restated Credit Agreement dated as of February 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.4   Third Amendment to Amended and Restated Credit Agreement dated as of
      July 28, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.5 Fourth Amendment to Amended and Restated Credit Agreement dated as of December 2, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)

4.6 Fifth Amendment to Amended and Restated Credit Agreement dated as of December 15, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.7   Sixth Amendment to Amended and Restated Credit Agreement dated as of
      March 4, 1999 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (5)
4.8 Seventh Amendment to Amended and Restated Credit Agreement dated as of June 24, 1999 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (6)
4.9 Haleko Credit Agreement dated as of July 22, 1999, among Haleko and certain other lenders. (7)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2  Agreement by and between Joseph Weider and Weider Health and Fitness. (1)
10.3  1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.5 Form of employment Agreement between Weider Nutrition International, Inc. and Richard B. Bizzaro. (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds, as amended. (5)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company. (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc. (1)
10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited. (1)
10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness,
       Bayonne Settlement and Ronald Corey. (1)
10.11 Indemnification Agreement between Weider Nutrition Group, Inc. and Showa Denko
      America. (1)
10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited. (1)
10.13 Form of Employment Agreement between Weider Nutrition International, Inc. and
      Bruce J. Wood. (6)
10.14 Separation Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds. (7)
21    Subsidiaries of Weider Nutrition International, Inc. (1)
27.1  FINANCIAL DATA SCHEDULE SUMMARY (7)

(1) Filed as an Exhibit to the Company's Registration Statement on From S-1 (File No. 333-12929) and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3) Previously filed in the Company's Current Report on Form 10-Q dated as of October 14, 1998 and incorporated herein by reference.
(4) Previously filed in the Company's Current Report on Form 10-Q dated as of January 14, 1999 and incorporated herein by reference.
(5) Previously filed in the Company's Current Report on Form 10-Q dated as of April 6, 1999 and incorporated herein by reference.
(6) Previously filed in the Company's Current Report on From 10-K dated as of August 30, 1999 and incorporated herein by reference.
(7)   FILED HEREWITH.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WEIDER NUTRITION INTERNATIONAL, INC.

Date: October 15, 1999                 BY: /s/  BRUCE J. WOOD
                                       ---------------------------------
                                                Bruce J. Wood
                                       President, Chief Executive Officer
                                                and Director

Date: October 15, 1999                 BY: /s/  JOSEPH W. BATY
                                       ----------------------------------
                                               Joseph W. Baty
                                       Senior Vice President, Finance