Form 10-Q
period 1999-11-30
WEIDER NUTRITION INTERNATIONAL INC
filed 2000-01-14
CIK 1022368

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock is 25,042,073 (as of November 30, 1999.)

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             NOVEMBER 30,   MAY 31,
ASSETS                                                          1999         1999
                                                              ---------    ---------
                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents ...............................   $   2,805    $   1,926
  Receivables .............................................      51,559       60,524
  Inventories .............................................      55,876       63,658
  Prepaid expenses and other ..............................       3,472        4,712
  Deferred taxes ..........................................       5,400        7,387
                                                              ---------    ---------

      Total current assets ................................     119,112      138,207
                                                              ---------    ---------

Property and equipment, net ...............................      49,297       48,872
                                                              ---------    ---------

Other assets:
  Intangible assets, net ..................................      52,588       51,980
  Deposits and other assets ...............................      10,633       12,806
  Notes receivable related to
    stock performance units ...............................       4,147        4,164
                                                              ---------    ---------

      Total other assets ..................................      67,368       68,950
                                                              ---------    ---------

            Total assets ..................................   $ 235,777    $ 256,029
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................   $  19,239    $  25,492
  Accrued expenses ........................................      19,493       18,406
  Earnout amounts payable .................................         929        3,246
  Current portion of long-term debt(Note 2) ...............      99,675      110,716
                                                              ---------    ---------

      Total current liabilities ...........................     139,336      157,860
                                                              ---------    ---------

Long-term debt ............................................       4,077        4,723
                                                              ---------    ---------

Deferred taxes ............................................         824        1,666
                                                              ---------    ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding        --           --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,354,641 and 9,334,036 ...................          93           93
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432 ................................         157          157
  Additional paid-in capital ..............................      83,198       82,985
  Other accumulated comprehensive loss ....................      (2,195)      (2,331)
  Retained earnings .......................................      10,287       10,876
                                                              ---------    ---------

      Total stockholders' equity ..........................      91,540       91,780
                                                              ---------    ---------

            Total liabilities and stockholders' equity ....   $ 235,777    $ 256,029
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

                                                 THREE MONTHS ENDED
                                                     NOVEMBER 30,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------
Net sales .................................   $     87,376    $     83,274

Cost of goods sold ........................         54,515          54,771
                                              ------------    ------------

Gross profit ..............................         32,861          28,503
                                              ------------    ------------

Operating expenses:
  Selling and marketing ...................         18,038          19,267
  General and administrative ..............          7,554           6,970
  Research and development ................          1,180           1,419
  Amortization of intangible assets .......            843             809
  Plant consolidation and transition ......           --             4,034
  Severance, recruiting and
    reorganization costs ..................            851           2,500
                                              ------------    ------------

      Total operating expenses ............         28,466          34,999
                                              ------------    ------------

Income (loss) from operations .............          4,395          (6,496)
                                              ------------    ------------

Other income (expense):
  Interest income .........................            121             145
  Interest expense ........................         (2,758)         (2,618)
  Other ...................................            (53)           (211)
                                              ------------    ------------

      Total other expense, net ............         (2,690)         (2,684)
                                              ------------    ------------

Income (loss) before income taxes (benefit)          1,705          (9,180)

Provision for income taxes (benefit) ......            662          (3,740)
                                              ------------    ------------

Net income (loss) .........................   $      1,043    $     (5,440)
                                              ============    ============

Weighted average shares outstanding:

  Basic ...................................     25,042,073      24,948,381
                                              ============    ============

  Diluted .................................     25,047,282      24,948,381
                                              ============    ============

Net income (loss) per share:

  Basic ...................................   $       0.04    $      (0.22)
                                              ============    ============

  Diluted .................................   $       0.04    $      (0.22)
                                              ============    ============

Comprehensive income (loss) ...............   $        838    $     (4,540)
                                              ============    ============

            See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED
                                                      NOVEMBER 30,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------
Net sales .................................   $    177,343    $    151,220

Cost of goods sold ........................        110,947          99,189
                                              ------------    ------------

Gross profit ..............................         66,396          52,031
                                              ------------    ------------

Operating expenses:
  Selling and marketing ...................         37,445          31,618
  General and administrative ..............         15,069          12,137
  Research and development ................          2,106           2,266
  Amortization of intangible assets .......          1,721           1,433
  Plant consolidation and transition ......           --             4,034
  Severance, recruiting and
    reorganization costs ..................          2,701           2,500
                                              ------------    ------------

      Total operating expenses ............         59,042          53,988
                                              ------------    ------------

Income (loss) from operations .............          7,354          (1,957)
                                              ------------    ------------

Other income (expense):
  Interest income .........................            284             302
  Interest expense ........................         (5,638)         (4,313)
  Other ...................................            (68)           (389)
                                              ------------    ------------

      Total other expense, net ............         (5,422)         (4,400)
                                              ------------    ------------

Income (loss) before income taxes (benefit)          1,932          (6,357)

Provision for income taxes (benefit) ......            643          (2,624)
                                              ------------    ------------

Net income (loss) .........................   $      1,289    $     (3,733)
                                              ============    ============

Weighted average shares outstanding:

  Basic ...................................     25,037,505      24,869,530
                                              ============    ============

  Diluted .................................     25,045,745      24,869,530
                                              ============    ============

Net income (loss) per share:

  Basic ...................................   $       0.05    $      (0.15)
                                              ============    ============

  Diluted .................................   $       0.05    $      (0.15)
                                              ============    ============

Comprehensive income (loss) ...............   $      1,425    $     (3,270)
                                              ============    ============

                 See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                            NOVEMBER 30,
                                                        --------------------
                                                          1999        1998
                                                        --------    --------
Cash flows from operating activities:
  Net income (loss) .................................   $  1,289    $ (3,733)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Provision for bad debts .......................      1,030         660
      Deferred taxes ................................      1,145         269
      Depreciation, amortization and asset impairment      5,632       7,559
      Management and employee stock
        compensation charges ........................        201        --
      Loss on disposition of equipment ..............          4          65
  Changes in operating assets and liabilities-
    net of assets acquired:
      Receivables ...................................      9,519       3,977
      Inventories ...................................      8,920     (11,585)
      Prepaid expenses and other ....................      1,256        (583)
      Deposits and other assets .....................      1,540       2,599
      Accounts payable ..............................    (10,086)       (656)
      Accrued expenses ..............................     (1,630)     (5,086)
                                                        --------    --------

        Net cash provided by (used in)
          operating activities ......................     18,820      (6,514)
                                                        --------    --------

Cash flows from investing activities:
  Acquisition, net of cash acquired .................     (1,164)    (24,668)
  Purchase of property and equipment ................     (2,697)     (6,443)
  Purchase of intangibles ...........................       (135)       --
  Proceeds from disposition of equipment ............          7       1,364
  Change in notes receivable ........................         17          10
  Investment in securities available for sale .......       --        (4,998)
                                                        --------    --------

        Net cash used in investing activities .......     (3,972)    (34,735)
                                                        --------    --------

Cash flows from financing activities:
  Issuance of common stock ..........................         12         139
  Dividends paid ....................................     (1,878)     (1,860)
  Proceeds from debt ................................      1,827      46,135
  Payments on debt ..................................    (13,989)     (1,073)
                                                        --------    --------

        Net cash provided by (used in)
         financing activities .......................    (14,028)     43,341
                                                        --------    --------

Effect of exchange rate changes on cash .............         59        (779)
                                                        --------    --------

Increase in cash and cash equivalents ...............        879       1,313

Cash and cash equivalents, beginning of period ......      1,926         684
                                                        --------    --------

Cash and cash equivalents, end of period ............   $  2,805    $  1,997
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

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND OTHER MATTERS

      The accompanying unaudited interim consolidated financial statements ("interim financial statements") do not include all disclosures provided in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Weider Nutrition International, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended May 31, 1999 as filed with the Securities and Exchange Commission. The May 31, 1999 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF").

      In the opinion of the Company, the accompanying interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current interim period presentation.

2.    CREDIT FACILITY

      The Company's credit facility with certain lending institutions led by General Electric Capital Corporation ("GECC") matures in February 2000. Therefore, the amounts outstanding under the credit facility at November 30, 1999 ($85.0 million) are included in current portion of long-term debt.

      The Company has commenced discussions with its current lenders and other banking institutions regarding either a new credit facility or an extension of its current facility. Management believes that the Company will obtain an extension of its current facility prior to maturity and that a new credit facility will be finalized prior to the filing of the Company's Form 10-K for the year ending May 31, 2000. However, there can be no assurance that an extension and/or the new facility will be obtained by such dates or on terms favorable to the Company. Management expects that amounts outstanding under a new credit facility will be subsequently reclassified as a long-term obligation.

3.    RECEIVABLES

      Receivables consist of the following:

                                            NOVEMBER 30,  MAY 31,
                                               1999        1999
                                             --------    --------
      Trade accounts .....................   $ 51,983    $ 59,389
      Income taxes .......................      1,083       2,195
      Other ..............................      1,146       1,168
                                             --------    --------
                                               54,212      62,752

      Less allowance for doubtful accounts     (2,653)     (2,228)
                                             --------    --------

            Total ........................   $ 51,559    $ 60,524
                                             ========    ========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.    INVENTORIES

      Inventories consist of the following:

                          NOVEMBER 30,      MAY 31,
                              1999           1999
                          ------------   ------------
      Raw materials ...   $     16,162   $     24,364
      Work in process .          2,638          3,364
      Finished goods ..         37,076         35,930
                          ------------   ------------

                  Total   $     55,876   $     63,658
                          ============   ============

      Inventory totaling approximately $4.0 million, primarily consisting of two raw materials, is included as a long-term asset in deposits and other assets in the accompanying balance sheets.

5.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                             NOVEMBER 30,     MAY 31,
                                                1999           1999
                                            ------------    ------------
      Cost in excess of fair value
        of net assets acquired (goodwill)   $     55,331    $     53,706
      Patents and trademarks ............         11,185          10,452
      Noncompete agreements .............            209             209
                                            ------------    ------------
                                                  66,725          64,367

      Less accumulated amortization .....        (14,137)        (12,387)
                                            ------------    ------------

                  Total .................   $     52,588    $     51,980
                                            ============    ============

6.   OPERATING SEGMENTS

      In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments.

      The Company has two primary reportable segments. These segments include the Company's U.S. based or domestic operations and the Company's international operations. The Company has three primary areas within its domestic operations: mass market; health food stores; and health clubs and gyms. The Company manufactures and markets nutritional products, including a broad line of vitamins, joint-related and other nutraceuticals, and sports nutrition supplements in mass market; a broad line of vitamins, nutraceuticals and sports nutrition products primarily through independent distributors and a significant retailer in health food stores; and a broad line of sports nutrition products primarily through distributors in health clubs and gyms. The Company also manufactures and markets nutritional and other products, including a broad line of sports nutrition supplements and sportswear, together with certain other nutraceuticals in its international operations.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

      The accounting policies of these segments are the same as those described in Note 1 to the consolidated financial statements (See the Company's Annual Report on Form 10-K). The Company evaluates the performance of its operating segments based on actual and expected operating results of the respective segments. Certain noncash and other expenses, and domestic assets, are not allocated to the areas within the domestic operating segment.

      Segment information for the six months ended November 30, 1999 and 1998, respectively, are summarized as follows:

                                          INCOME
                                          (LOSS)
                              NET          FROM        INTEREST
1999:                        SALES      OPERATIONS     EXPENSE
                           ---------    ----------    ---------
Domestic Operations:
  Mass market ..........   $  85,814    $    9,390    $   1,725
  Health food stores ...      21,177          (588)         965
  Health clubs and gyms       10,500          (270)         621
  Other ................       2,548          (697)         137
  Unallocated ..........        --          (2,701)        --
                           ---------    ----------    ---------
                             120,039         5,134        3,448

International Operations      57,304         2,220        2,190
                           ---------    ----------    ---------

                           $ 177,343    $    7,354    $   5,638
                           =========    ==========    =========

                                          INCOME
                                          (LOSS)
                              NET          FROM        INTEREST
1998:                        SALES      OPERATIONS     EXPENSE
                           ---------    ----------    ---------
Domestic Operations:
  Mass market ..........   $  68,460    $    5,429    $   1,550
  Health food stores ...      29,336          (329)         721
  Health clubs and gyms       11,616          (146)         369
  Other ................       8,564        (1,578)         136
  Unallocated ..........        --          (6,534)        --
                           ---------    ----------    ---------
                             117,976        (3,158)       2,776

International Operations      33,244         1,201        1,537
                           ---------    ----------    ---------

                           $ 151,220    $ (1,957)     $   4,313
                           =========    ==========    =========

      Reconciliation of total assets for the reportable segments is as follows at November 30, 1999:

            Total domestic assets         $ 208,755
            Total international assets       81,729
            Eliminations                    (54,707)
                                          ---------

                 Total                    $ 235,777
                                          =========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      Capital expenditures for domestic and international operations amounted to $1.8 million and $.9 million, respectively, for the six months ended November 30, 1999, and $5.9 million and $0.5 million, respectively, for the six months ended November 30, 1998. The majority of international related long-lived assets are located in Germany.

7.    SALES TO MAJOR CUSTOMERS

      The Company's three largest customers accounted for approximately 44% and 42%, respectively, of net sales for the six months ended November 30, 1999 and 1998, respectively. At November 30, 1999 and May 31, 1999, amounts due from these customers represented approximately 41% and 42%, respectively, of total trade accounts receivable.

8.    CONTINGENCIES

      In March 1999, the plaintiff's attorney involved in a previously settled California matter regarding certain of the Company's bar products filed a lawsuit on behalf of Michael Morelli and an alleged class in the Supreme Court of the State of New York (New York County) alleging similar unfair competition and false claims under New York law. In May 1999, the plaintiffs' attorney also filed a lawsuit on behalf of Lisa Fasig and an alleged class in the Circuit Court of Lee County, Florida alleging similar claims under Florida law. The Company disputes the allegations and is vigorously opposing the lawsuits.

      After discussions and negotiations between the Company and the Federal Trade Commission (the "FTC"), the Company accepted, without admitting liability, a proposed consent decree in June 1999 which provided, among other things, that the Company will not make certain diet and weight loss claims for its products without adequate scientific substantiation. In November 1999, the FTC Commissioners did not approve the final consent decree. Accordingly, the Company and the FTC are continuing discussions regarding this matter. The Company is unable to predict whether it will be able to reach a negotiated settlement of this matter. No assurance can be given that any imposition of injunctive relief and/or penalties in resolving this matter would not have a material adverse effect on the Company.

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

      IMPORTANT FACTORS THAT MAY EFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: COMPLETION OF THE SKU REDUCTION PROGRAM AS ANTICIPATED BY THE COMPANY, THE COMPANY'S ABILITY TO IMPLEMENT MORE SOPHISTICATED OPERATING SYSTEMS AND INVENTORY MANAGEMENT PROGRAMS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE IMPACT OF NEW FDA DIETARY SUPPLEMENT REGULATIONS PUBLISHED ON JANUARY 6, 2000 ON THE COMPANY'S PRODUCTS AND MARKETING PLANS, INCLUDING, WITHOUT LIMITATION, PRODUCT LABELING, PRODUCT NAMES AND PRODUCT STRUCTURE/FUNCTION CLAIMS, DEPENDENCE ON INDIVIDUAL PRODUCTS, THE REALIZABLE VALUE OF DISCONTINUED SKUS, MARKET CONDITIONS INCLUDING PRICING, DEMAND FOR PRODUCTS, AND THE LEVEL OF TRADE INVENTORIES, THE SUCCESS OF PRODUCT DEVELOPMENT AND NEW PRODUCT INTRODUCTIONS INTO THE MARKETPLACE, CHANGES IN LAWS AND REGULATIONS, THE COMPANY'S ABILITY TO IDENTIFY, RECRUIT AND INTEGRATE KEY MANAGEMENT PERSONNEL, INCLUDING THE COST AND TIMING THEREOF, LITIGATION AND GOVERNMENT REGULATORY ACTION, AVAILABILITY OF FUTURE FINANCING, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, RESULTS OF MANAGEMENT'S EVALUATION OF ITS BUSINESS OPERATIONS AND STRATEGIES, AND OTHER RISKS INDICATED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT.

GENERAL

      Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars, consisting of approximately 850 nutritional supplement stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff(R), Weider Sports Nutrition, MetaForm(R), American Body Building(TM), Multipower(R), Multaben(R) and Venice Beach(R) that are primarily marketed through mass market, health food store and/or health club and gym distribution channels. The Company markets its branded nutritional supplement products in four principal categories: sports nutrition; vitamins, minerals and herbs; weight management; and healthy snacks. As a result of the Company's July 1998 acquisition of Haleko Hanseatisches Lebensmittel Kontor GmbH ("Haleko"), the Company has significantly expanded its operations outside the United States. The Company's international operations include sports nutrition supplements, other nutraceuticals and sportswear products.

      On January 6, 2000, the FDA published new regulations governing labeling and structure/function claims for dietary supplements. The Company is evaluating the new regulations, but has not yet determined the impact, if any, of the new regulations on the Company's products and results of operations. Accordingly, no assurance can be given that compliance with the new regulations will not have a material adverse effect on the Company's results of operations and financial condition.

      The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998

      The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                         THREE MONTHS ENDED NOVEMBER 30,
                                   ------------------------------------------
                                           1999                  1998
                                   -------------------    -------------------
                                              (DOLLARS IN THOUSANDS)

Net sales ......................   $ 87,376      100.0%   $ 83,274      100.0%
Cost of goods sold .............     54,515       62.4      54,771       65.8
                                   --------   --------    --------    -------
Gross profit ...................     32,861       37.6      28,503       34.2
                                   --------   --------    --------    -------
Operating expenses .............     27,615       31.6      28,465       34.2
Plant consolidation
  and transition ...............       --         --         4,034        4.8
Severance, recruiting and
  reorganization costs .........        851        1.0       2,500        3.0
                                   --------   --------    --------    -------
Total operating expenses .......     28,466       32.6      34,999       42.0
                                   --------   --------    --------    -------
Income (loss) from operations ..      4,395        5.0      (6,496)      (7.8)
Other expense, net .............      2,690        3.1       2,684        3.2
Income taxes (benefit) .........        662        0.7      (3,740)      (4.5)
                                   --------   --------    --------    -------
Net income (loss) ..............   $  1,043        1.2%   $ (5,440)      (6.5)%
                                   ========   ========    ========    =======


      NET SALES. Net sales for the three months ended November 30, 1999 increased $4.1 million, or 4.9%, to $87.4 million from $83.3 million for the three months ended November 30, 1998. Sales to mass market retailers (including food, drug, mass, club and convenience stores) and international markets increased during the three months ended November 30, 1999 compared to the three months ended November 30, 1998. Sales to health food distributors and retailers, health club and gym distributors and contract manufacturing sales decreased during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999.

      Second quarter fiscal 2000 sales to mass market retailers increased approximately 11.7% to $40.1 million from second quarter fiscal 1999 sales of $35.9 million. The increase in sales to mass market retailers was primarily the result of increased sales of Pain Free(TM) to existing accounts offset by reduced volumes of certain other branded products primarily due to the Company's SKU reduction program and a temporary delay in the introduction of new products. Sales of Pain Free(TM) amounted to $21.8 million for the second quarter of fiscal 2000 compared to $13.2 million for the second quarter of fiscal 1999. Sales to health food distributors and retailers decreased approximately 34.4% to $10.4 million for the fiscal 2000 second quarter from

$15.9 million for the fiscal 1999 second quarter. Sales to health club and gym distributors decreased approximately 19.5% to $4.7 million for the second quarter of fiscal 2000 from $5.8 million for the second quarter of fiscal 1999. The decrease in sales resulted primarily from the Company's increased focus on the mass market distribution channel, as well as a temporary delay in the introduction of new products into the health food, and health club and gym distribution channels. The Company intends to launch new products, including line extensions, into its primary distribution channels selectively during the Company's fiscal 2000 third and fourth quarters.

      Sales to international markets increased 39.0% to $31.0 million for the three months ended November 30, 1999 compared to $22.3 million for the three months ended November 30, 1998. The increased sales volume is due primarily to sportswear sales growth in the Company's European operations.

      Contract manufacturing (private label) sales volume decreased approximately 95.0% to $.1 million for the second quarter of fiscal 2000 from $2.5 million for the second quarter of fiscal 1999. The decrease in contract manufacturing sales is consistent with the Company's decision to limit contract manufacturing business to only those customers who have, or may in the future have, other business relationships with the Company. Private label business for customers with whom other business relationships exist are included in the net sales amounts for the distribution channel applicable to the customer.

      GROSS PROFIT. Gross profit increased approximately 15.3% to $32.9 million for the quarter ended November 30, 1999 compared to $28.5 million for the quarter ended November 30, 1998. Gross profit, as a percentage of net sales, was 37.6% for the quarter ended November 30, 1999 compared to 34.2% for the quarter ended November 30, 1998. The increase in the gross profit percentage resulted primarily from consolidation of the Company's capsule and tablet manufacturing facilities, change in sales mix, reduced credits for returned products and decreased inventory related costs.

      OPERATING EXPENSES. Operating expenses, including certain severance, recruiting and reorganization costs, decreased approximately 18.7% to $28.5 million for the fiscal 2000 second quarter from $35.0 million for the fiscal 1999 second quarter. During the fiscal 2000 second quarter the Company continued its organizational changes and upgrading of management systems (including senior management changes) that resulted in approximately $0.9 million of costs during the three month period. During the fiscal 1999 second quarter the Company recognized, in aggregate, approximately $6.5 million in charges relating to the consolidation of capsule and tablet manufacturing to its Utah facility as well as severance costs related to the departure of a former CEO and the termination of approximately twenty employees. Excluding these charges for the respective periods, operating expenses decreased $0.9 million, or 3.0% during the second quarter of fiscal 2000 in comparison to the second quarter of fiscal 1999.

      Selling and marketing expenses, including sales, marketing, adver- tising, freight and other costs, decreased approximately 6.4% to $18.0 million for the fiscal 2000 second quarter from $19.3 million for the fiscal 1999 second quarter. The decrease in selling and marketing expenses resulted primarily from a decrease in sales subject to royalties and other direct selling expenses as well as a reduction in certain promotional costs. The Company expects its selling and marketing expenses, as a percentage of sales, to increase during the third and fourth quarters of fiscal 2000.

      General and administrative expenses increased approximately 8.4% to $7.6 million for the quarter ended November 30, 1999 compared to $7.0 million for the quarter ended November 30, 1998. The increase in general and administrative expenses for the second quarter of fiscal 2000 resulted primarily from incremental personnel related bonuses and other expenses.

      OTHER EXPENSE. Other expense, net, remained constant at $2.7 million for the quarters ended November 30, 1999 and 1998.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $0.7 million for the quarter ended November 30, 1999 compared to a tax benefit of $3.7 million for the quarter ended November 30, 1998. The increase resulted primarily from realization of pre-tax earnings for the fiscal 2000 second quarter in comparison to a pre-tax loss for the fiscal 1999 second quarter. Effective tax rate changes result primarily from tax rate differences for the Company's domestic and international operations.

SIX MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1998

      NET SALES. Net sales for the six months ended November 30, 1999 increased $26.1 million, or 17.3%, to $177.3 million from $151.2 million for the six months ended November 30, 1998. Sales to mass market retailers (including food, drug, mass, club and convenience stores) and international markets increased during the six months ended November 30, 1999 compared to the six months ended November 30, 1998. Sales to health food distributors and retailers, health club and gym distributors, and contract manufacturing sales decreased during the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

      Sales to mass volume retailers increased approximately 25.3% to $85.8 million for the six months ended November 30, 1999 from $68.5 million for the six months ended November 30, 1998. The increase in sales to mass market retailers was primarily the result of increased sales to existing accounts of certain leading branded products, offset by reduced volumes of certain other branded products primarily due to the Company's SKU reduction program and a temporary delay in the introduction of new products. Sales of Pain Free(TM) amounted to $48.1 million for the first six months of fiscal 2000 compared to $28.2 million for the first six months of fiscal 1999. Sales to health food distributors and retailers decreased approximately 27.8% to $21.2 million for the first six months of fiscal 2000 from $29.3 million for fiscal 1999. Sales to health club and gym distributors decreased approximately 9.6% to $10.5 million from $11.6 million for the six months ended November 30, 1998. The decrease in sales resulted primarily from the Company's increased focus on the mass market distribution channel as well as a temporary delay in the introduction of new products in fiscal 2000 as compared to the first six months of fiscal 1999. The Company intends to launch new products, including line extensions, into its primary distribution channels selectively during the Company's fiscal 2000 third and fourth quarters.

      Sales to international markets increased 72.4% to $57.3 million for the six months ended November 30, 1999 compared to $33.2 million for the six months ended November 30, 1998. The increase in sales to international markets resulted primarily from the Company's acquisition of Haleko in July 1998. The Company's financial results for the first six months of fiscal 2000 included Haleko's operating results for six months (compared to four months included in the first six months of fiscal 1999), which consisted of $47.5 million in sales volume.

      Contract manufacturing (private label) sales volume decreased approximately 93.9% to $0.4 million for the first six months of fiscal 2000 from $6.1 million for the first six months of fiscal 1999. The decrease in contract manufacturing sales is consistent with the Company's decision to limit contract manufacturing business to only those customers who have, or may in the future have, other business relationships with the Company. Private label business for customers with whom other business relationships exist are included in the net sales amounts for the distribution channel applicable to the customer.

      GROSS PROFIT. Gross profit increased approximately 27.6% to $66.4 million for the six months ended November 30, 1999 compared to $52.0 million for the six months ended November 30, 1998. Gross profit, as a percentage of net sales, was 37.4% for the six months ended November 30, 1999 compared to 34.4% for the six months ended November 30, 1998. The increase in the gross profit percentage resulted primarily from consolidation of the Company's capsule and tablet manufacturing facilities, increased higher margin international sales, change in sales mix and reduced credits for returned products.

      OPERATING EXPENSES. Operating expenses, including certain severance, recruiting and reorganization costs, increased approximately 9.4% to $59.0 million for the first six months of fiscal 2000 from $54.0 million for the first six months of fiscal 1999. During the first six months of fiscal 2000 the Company continued its initiative for organizational changes and upgrading of management systems (including senior management changes) that resulted in approximately $2.7 million of costs during the six month period. During the fiscal 1999 second quarter the Company recognized, in aggregate, approximately $6.5 million in charges relating to the consolidation of capsule and tablet manufacturing to its Utah facility as well as severance costs related to the departure of a former CEO and the termination of approximately twenty employees. Excluding these charges for the respective periods, operating expenses increased $8.9 million, or 18.7% during the first six months of fiscal 2000 in comparison to the first six months of fiscal 1999.

      Selling and marketing expenses, including sales, marketing, adver- tising, freight and other costs, increased approximately 18.4% to $37.4 million for the first six months of fiscal 2000 from $31.6 million for the first six months of fiscal 1999. The increase in selling and marketing expenses resulted primarily from the acquisition of Haleko ($3.9 million), increased advertising and promotion costs associated with the Company's brand building initiative and personnel costs required to handle higher sales volumes. The Company expects its selling and marketing expenses, as a percentage of sales, to increase during the third and fourth quarters of fiscal 2000.

      General and administrative expenses increased approximately 24.2% to $15.1 million for the six months ended November 30, 1999 compared to $12.1 million for the six months ended November 30, 1998. The increase in general and administrative expenses for the first six months of fiscal 2000 resulted primarily from the acquisition of Haleko ($2.8 million), additional overhead costs associated with higher sales volumes and increased employee bonuses and other personnel costs.

     OTHER EXPENSE. Other expense, net, amounted to $5.4 million for the six months ended November 30, 1999 compared to $4.4 million for the six months ended November 30, 1998. The net increase of approximately $1.0 million resulted primarily from increased interest costs associated with additional indebtedness incurred in connection with the acquisition of Haleko, together with an overall higher effective borrowing rate.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $0.6 million for the six months ended November 30, 1999 compared to a tax benefit of $2.6 million for the six months ended November 30, 1998. The increase resulted primarily from realization of pre-tax earnings for the fiscal 2000 second quarter in comparison to a pre-tax loss for the fiscal 1999 second quarter. Effective tax rate changes result primarily from tax rate differences for the Company's domestic and international operations.

      LIQUIDITY AND CAPITAL RESOURCES. Concurrent with the Company's IPO, effective May 1, 1997, the Company entered into an amended credit agreement (the "Credit Agreement") with certain lending institutions led by GECC. The Credit Agreement is a $115.0 million senior secured, long-term credit facility that contains standard terms and conditions, including, subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company, including the subsidiary that owns the Company's foreign subsidiaries. Borrowings available under the Credit Agreement are used for general working capital, to support capital expenditures and for other investment considerations. Borrowings under the Credit Agreement bear interest at floating rates and mature in February 2000 (See Note 2 to the Condensed Consolidated Financial Statements). Accordingly, amounts outstanding under the Credit Agreement at November 30, 1999, are included in the current portion of long-term debt. At November 30, 1999, the Company had approximately $30.0 million of available credit under the Credit Agreement.

      Excluding amounts outstanding under the Credit Agreement($85.0 million), the Company had working capital of approximately $64.8 million at November 30, 1999 compared to $79.0 million at May 31, 1999. The decrease resulted primarily from reduced receivables and inventories. Current receivables and inventories decreased $9.0 million and $7.8 million, respectively, during the six months ended November 30, 1999. The decrease in receivables was primarily attributable to a change in customer sales mix. The decrease in inventories was primarily attributable to improved inventory management, including the Company's SKU reduction program.

      During the first six months of fiscal 2000, the Company's aggregate current and long-term debt decreased approximately $11.7 million to $103.8 million at November 30, 1999, primarily as a result of the decrease in receivables and inventories.

      The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under the Credit Agreement (and/or alternative financing; see Note 2 to the Condensed Consolidated Financial Statements) and, if necessary, through debt financing or the issuance of additional equity. The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of any future acquisitions, if any, may also require borrowings under the Credit Agreement, as amended, and/or other debt financing or the issuance of additional equity.

      The Company paid a quarterly dividend of $0.0375 per share subsequent to November 30, 1999. The dividend was declared to be payable on December 20, 1999 to holders of all classes of common stock of record at the close of business on December 10, 1999. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

      IMPACT OF INFLATION. The Company has historically been able to pass inflationary increases for raw materials and other costs through to its customers and anticipates that it will be able to continue to do so in the future.

      SEASONALITY. The Company's business has historically been seasonal, with lower sales typically realized during the first and second fiscal quarters and higher sales typically realized during the third and fourth fiscal quarters. The Company believes such fluctuations in sales are the result of greater marketing and promotional activities toward the end of each fiscal year, customer buying patterns, and consumer spending patterns related primarily to the consumers' interest in achieving personal health and fitness goals after the beginning of each new calendar year and before the summer fashion season.

      Furthermore, as a result of changes in product sales mix and other factors, as discussed above, the Company experiences fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

      YEAR 2000. As of January 14, 2000, the Company is not aware of any material year 2000 problems in any of its critical systems and services. In addition, the Company has not received any notification from any supplier of critical systems or services of any material year 2000 related problems in their businesses. In the event that any year 2000 related problems arise in the future, the Company formulated a year 2000 plan to address such issues. However, although the Company has a year 2000 plan, no assurance can be given that such plan will be able to solve all year 2000 issues that might still arise or that the failure to solve any such year 2000 issue will not have a material adverse effect on the Company.

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

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

            The Company's Annual Meeting of Shareholders was held on November 17, 1999 for the following purposes:

PROPOSAL ONE:  Election of the Company's Board of Directors.
------------

                                        FOR           WITHHELD AUTHORITY
                                    -----------       ------------------
Eric Weider                         159,812,473             44,702
George Lengvari                     159,811,958             45,217
Bruce J. Wood                       159,811,073             46,102
Ronald L. Corey                     159,830,573             26,602
Donald G. Drapkin                   159,830,973             26,202
David J. Gustin                     159,811,678             45,497
Roger H. Kimmel                     159,811,473             45,702
Glenn W. Schaeffer                  159,831,073             26,102

PROPOSAL TWO: Approval of amendments to the Company's 1997 Equity Participation Plan, as amended(the "Equity Plan"), to (i) increase the number of shares of the Company's Class A Common Stock available for issuance under the Equity Plan from 2,496,000 to 3,500,000 shares, and (ii) increase the maximum number of shares which may be subject to options or awards to any individual in fiscal year from 300,000 to 600,000 shares.

                FOR            AGAINST          ABSTAIN/BROKER NON-VOTES
            -----------       ---------         ------------------------
            157,681,358       1,761,615                  414,202

ITEM 5.     OTHER INFORMATION.

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:

5.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schluter. (2)
5.2   Amendment Deed to Stock Purchase Agreement, dated July 24, 1998. (2)
5.3   Share Transfer Deed, dated July 24, 1998. (2)
3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2   Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1 Amended and Restated Credit Agreement dated as of May 6, 1997 among Weider Nutrition International, Inc., certain subsidiaries, certain lenders and General Electric Capital Corporation. (3)
4.2 First Amendment to Amended and Restated Credit Agreement dated as of August 27, 1997 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.3 Second Amendment to Amended and Restated Credit Agreement dated as of February 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.4   Third Amendment to Amended and Restated Credit Agreement dated as of
      July 28, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.5 Fourth Amendment to Amended and Restated Credit Agreement dated as of December 2, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)

4.6 Fifth Amendment to Amended and Restated Credit Agreement dated as of December 15, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.7   Sixth Amendment to Amended and Restated Credit Agreement dated as of
      March 4, 1999 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (5)
4.8 Seventh Amendment to Amended and Restated Credit Agreement dated as of June 24, 1999 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (6)
4.9 Haleko Credit Agreement dated as of July 22, 1999, among Haleko and certain other lenders. (7)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2  Agreement by and between Joseph Weider and Weider Health and Fitness. (1)
10.3  1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.5 Form of employment Agreement between Weider Nutrition International, Inc. and Richard B. Bizzaro. (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds, as amended. (5)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company. (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc. (1)
10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited. (1)
10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness, Bayonne Settlement and Ronald Corey. (1)
10.11 Indemnification Agreement between Weider Nutrition Group, Inc. and Showa Denko America. (1)
10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited. (1)
10.13 Form of Employment Agreement between Weider Nutrition International, Inc. and Bruce J. Wood. (6)
10.14 Separation Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds. (7)
21    Subsidiaries of Weider Nutrition International, Inc. (1)
27.1  FINANCIAL DATA SCHEDULE SUMMARY (8)
----------------------------------------

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

(6) Previously filed in the Company's Current Report on Form 10-K dated as of August 30, 1999 and incorporated herein by reference.

(7) Previously filed in the Company's Current Report on Form 10-Q dated as of October 15, 1999.

(8)   FILED HEREWITH

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WEIDER NUTRITION INTERNATIONAL, INC.



Date: January 14, 2000                 BY: /s/  BRUCE J. WOOD
                                       ----------------------------------
                                                Bruce J. Wood
                                       President, Chief Executive Officer
                                                and Director

Date: January 14, 2000                 BY: /s/  JOSEPH W. BATY
                                       ----------------------------------
                                                Joseph W. Baty
                                          Senior Vice President and
                                           Chief Accounting Officer