Form 10-Q
period 2000-02-29
WEIDER NUTRITION INTERNATIONAL INC
filed 2000-04-14
CIK 1022368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

                [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

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

The number of shares outstanding of the Registrant's common stock is 25,042,073 (as of February 29, 2000).

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         FEBRUARY 29,   MAY 31,
ASSETS                                                      2000         1999
                                                        -----------    ---------
                                                        (unaudited)

Current assets:
  Cash and cash equivalents ..........................   $   2,708    $   1,926
  Receivables ........................................      45,708       60,524
  Inventories ........................................      52,483       63,658
  Prepaid expenses and other .........................       3,953        4,712
  Deferred taxes .....................................       7,071        7,387
                                                         ---------    ---------
      Total current assets ...........................     111,923      138,207
                                                         ---------    ---------
Property and equipment, net ..........................      48,060       48,872
                                                         ---------    ---------
Other assets:
  Intangible assets, net .............................      49,632       51,980
  Deposits and other assets ..........................       6,415       10,114
  Securities available for sale ......................       1,859        2,692
  Notes receivable related to
    stock performance units ..........................       4,147        4,164
                                                         ---------    ---------
      Total other assets .............................      62,053       68,950
                                                         ---------    ---------
            Total assets .............................   $ 222,036    $ 256,029
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................   $  26,391    $  25,492
  Accrued expenses ...................................      20,016       18,406
  Earnout amounts payable ............................         903        3,246
  Current portion of long-term debt(Note 2) ..........      81,025      110,716
                                                         ---------    ---------
      Total current liabilities ......................     128,335      157,860
                                                         ---------    ---------
Long-term debt .......................................       3,581        4,723
                                                         ---------    ---------
Deferred taxes .......................................         190        1,666
                                                         ---------    ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued
    and outstanding ..................................        --           --
  Class A common stock, par value $.01 per share;
    shares authorized-50,000,000; shares issued
    and outstanding-9,354,641 and 9,334,036 ..........          93           93
  Class B common stock, par value $.01 per share;
    shares Authorized-25,000,000; shares issued and
    outstanding-15,687,432 ...........................         157          157
  Additional paid-in capital .........................      83,198       82,985
  Other accumulated comprehensive loss ...............      (3,717)      (2,331)
  Retained earnings ..................................      10,199       10,876
                                                         ---------    ---------
    Total stockholders' equity .......................      89,930       91,780
                                                         ---------    ---------
      Total liabilities and stockholders' equity .....   $ 222,036    $ 256,029
                                                         =========    =========

          See notes to condensed consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                     FEB. 29,        FEB. 28,
                                                       2000            1999
                                                  ------------     ------------

Net sales ....................................    $     90,449     $     89,030
Cost of goods sold ...........................          56,650           55,680
                                                  ------------     ------------
Gross profit .................................          33,799           33,350
                                                  ------------     ------------
Operating expenses:
  Selling and marketing ......................          20,208           17,953
  General and administrative .................           6,628            6,568
  Research and development ...................           1,188            1,426
  Amortization of intangible assets ..........             815              955
  Severance, recruiting and reorganization
    costs ....................................             822             --
  Plant consolidation and transition .........            --              1,079
  Other inventory related charges ............            --              1,863
                                                  ------------     ------------
      Total operating expenses ...............          29,661           29,844
                                                  ------------     ------------
Income from operations .......................           4,138            3,506
                                                  ------------     ------------
Other income (expense):
  Interest income ............................             286              139
  Interest expense ...........................          (2,774)          (2,884)
  Other ......................................             (63)             (47)
                                                  ------------     ------------
      Total other expense, net ...............          (2,551)          (2,792)
                                                  ------------     ------------
Income before income taxes ...................           1,587              714
Provision for income taxes ...................             733              307
                                                  ------------     ------------
Net income ...................................    $        854     $        407
                                                  ============     ============
Weighted average shares outstanding:
  Basic ......................................      25,042,073       24,948,381
                                                  ============     ============
  Diluted ....................................      25,049,726       25,075,267
                                                  ============     ============
Net income per share:
  Basic ......................................    $       0.03     $       0.02
                                                  ============     ============
  Diluted ....................................    $       0.03     $       0.02
                                                  ============     ============
Comprehensive loss ...........................    $       (668)    $       (618)
                                                  ============     ============

          See notes to condensed consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                -------------------------------
                                                      FEB. 29,        FEB. 28,
                                                        2000            1999
                                                --------------    -------------
Net sales ....................................    $    267,792     $    240,250
Cost of goods sold ...........................         167,597          154,869
                                                  ------------     ------------
Gross profit .................................         100,195           85,381
                                                  ------------     ------------
Operating expenses:
  Selling and marketing ......................          57,653           49,571
  General and administrative .................          21,697           18,705
  Research and development ...................           3,294            3,692
  Amortization of intangible assets ..........           2,536            2,388
  Severance, recruiting and reorganization
    costs ....................................           3,523            2,500
  Plant consolidation and transition .........            --              5,113
  Other inventory related charges ............            --              1,863
                                                  ------------     ------------
      Total operating expenses ...............          88,703           83,832
                                                  ------------     ------------
Income from operations .......................          11,492            1,549
                                                  ------------     ------------
Other income (expense):
  Interest income ............................             570              441
  Interest expense ...........................          (8,412)          (7,197)
  Other ......................................            (131)            (436)
                                                  ------------     ------------
      Total other expense, net ...............          (7,973)          (7,192)
                                                  ------------     ------------
Income (loss) before income taxes ............           3,519           (5,643)
Provision for income taxes (benefit) .........           1,376           (2,317)
                                                  ------------     ------------
Net income (loss) ............................    $      2,143     $     (3,326)
                                                  ============     ============
Weighted average shares outstanding:
  Basic ......................................      25,039,028       24,903,934
                                                  ============     ============
  Diluted ....................................      25,047,072       24,903,934
                                                  ============     ============
Net income (loss) per share:
  Basic ......................................    $       0.09     $      (0.13)
                                                  ============     ============
  Diluted ....................................    $       0.09     $      (0.13)
                                                  ============     ============
Comprehensive income (loss) ..................    $        757     $     (3,888)
                                                  ============     ============

          See notes to condensed consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                           --------------------
                                                           FEB. 29,    FEB. 28,
                                                             2000        1999
                                                           ---------   --------
Cash flows from operating activities:
  Net income (loss) ....................................   $  2,143    $ (3,326)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Provision for bad debts ..........................      1,732         919
      Deferred taxes ...................................     (1,160)      1,189
      Depreciation, amortization and
       asset impairment ................................      8,240      10,568
      Management and employee stock compensation
       charges .........................................        201        --
      Loss on disposition of equipment .................         17          65
  Changes in operating assets and liabilities- net
    of assets acquired:
      Receivables ......................................     14,668       3,761
      Inventories ......................................     12,313      (4,199)
      Prepaid expenses and other .......................        775        (278)
      Deposits and other assets ........................      5,270       3,010
      Accounts payable .................................     (2,934)      1,475
      Accrued expenses .................................     (1,133)     (4,388)
                                                           --------    --------
        Net cash provided by operating activities ......     40,132       8,796
                                                           --------    --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired ...................     (1,164)    (24,668)
  Purchase of property and equipment ...................     (4,090)     (9,159)
  Purchase of intangibles ..............................       (216)       --
  Proceeds from disposition of equipment ...............         85       1,083
  Change in notes receivable ...........................         17          10
  Investment in securities available for sale ..........       --        (4,998)
                                                           --------    --------
        Net cash used in investing activities ..........     (5,368)    (37,732)
                                                           --------    --------
Cash flows from financing activities:
  Issuance of common stock .............................         12         139
  Dividends paid .......................................     (2,820)     (2,794)
  Proceeds from debt ...................................      5,543      35,630
  Payments on debt .....................................    (35,523)     (1,350)
                                                           --------    --------
        Net cash provided by (used in) financing
         activities ....................................    (32,788)     31,625
                                                           --------    --------
Effect of exchange rate changes on cash ................     (1,194)     (1,095)
                                                           --------    --------
Increase in cash and cash equivalents ..................        782       1,594

Cash and cash equivalents, beginning of period .........      1,926         684
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $  2,708    $  2,278
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

2.    CREDIT FACILITY

      The Company's credit facility with certain lending institutions led by General Electric Capital Corporation ("GECC") was amended and extended to mature at June 30, 2000. Amounts outstanding under the credit facility at February 29, 2000 ($64.0 million), are included in current portion of long-term debt.

      The Company expects to finalize a new credit facility with GECC prior to the filing of the Company's Form 10-K for the year ending May 31, 2000. However, there can be no assurance that the new facility will be obtained by such date or on terms favorable to the Company. Management expects that amounts outstanding under a new credit facility to be subsequently reclassified as a long-term obligation.

3.    RECEIVABLES

      Receivables consist of the following:
                                              FEBRUARY 29,    MAY 31,
                                                  2000          1999
                                                -------       ------

      Trade accounts                            $46,201       $59,389
      Income taxes                                1,396         2,195
      Other                                       1,147         1,168
                                                -------       -------
                                                 48,744        62,752

      Less allowance for doubtful accounts       (3,036)       (2,228)
                                                -------       -------

            TOTAL                               $45,708       $60,524
                                                =======       =======

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

4.    INVENTORIES

      Inventories consist of the following:
                                               FEBRUARY 29,   MAY 31,
                                                  2000          1999
                                                -------       ------

      Raw materials                             $15,020       $24,364
      Work in process                             2,558         3,364
      Finished goods                             34,905        35,930
                                                -------       -------

                  Total                         $52,483       $63,658
                                                =======       =======

      Inventory totaling approximately $2.6 million and $4.0 million, respectively, primarily consisting of two raw materials, is included as a long-term asset in deposits and other assets in the accompanying balance sheets.

5.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                             FEBRUARY 29,      MAY 31,
                                                 2000           1999
                                               --------        -----
      Cost in excess of fair value
        of net assets acquired (goodwill)       $53,372        $53,706
      Patents and trademarks                     10,879         10,452
      Noncompete agreements                         197            209
                                                -------        -------
                                                 64,448         64,367

      Less accumulated amortization             (14,816)       (12,387)
                                                -------        -------

                  Total                         $49,632        $51,980
                                                =======        =======

6.   OPERATING SEGMENTS

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments.

      The Company has two primary reportable segments. These segments include the Company's U.S. based or domestic operations and the Company's interna-tional operations. The Company has three primary areas within its domestic operations: mass market; health food stores; and health clubs and gyms. The Company manufactures and markets nutritional products, including a broad line of vitamins, joint-related and other nutraceuticals, and sports nutrition supplements in the mass market; a broad line of vitamins, nutraceuticals and sports nutrition products primarily through independent distributors and a significant retailer in health food stores; and a broad line of sports nutrition products primarily through distributors in health clubs and gyms. The Company also manufactures and markets nutritional and other products, including a broad line of sports nutrition supplements and sportswear, together with certain other nutraceuticals in its international operations.

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

      Segment information for the nine months ended February 29, 2000 and February 28, 1999, respectively, are summarized as follows:

                                                       INCOME
                                                       (LOSS)
                                             NET        FROM      INTEREST
2000:                                       SALES    OPERATIONS   EXPENSE
                                          --------   ----------  --------
  Domestic Operations:
    Mass market                           $133,945   $ 15,730    $  2,537
    Health food stores                      28,485     (2,224)      1,421
    Health clubs and gyms                   15,695       (518)        914
    Other                                    3,225     (1,348)        203
    Unallocated                               --       (3,523)       --
                                          --------   --------      ------
                                           181,350      8,117       5,075

  International Operations                  86,442      3,375       3,337
                                          --------   --------    --------

                                          $267,792   $ 11,492    $  8,412
                                          ========   ========    ========

                                                       INCOME
                                                       (LOSS)
                                             NET        FROM      INTEREST
1999:                                       SALES    OPERATIONS   EXPENSE
                                          --------   ----------  --------
  Domestic Operations:
    Mass market                           $111,401   $ 12,156    $  2,487
    Health food stores                      42,106     (1,216)      1,196
    Health clubs and gyms                   18,162        558         610
    Other                                   11,194     (2,211)        235
    Unallocated                              --        (9,476)      --
                                          --------   --------       -----
                                           182,863       (189)      4,528

  International Operations                  57,387      1,738       2,669
                                          --------   --------    --------

                                          $240,250   $  1,549    $  7,197
                                          ========   ========    ========

      Reconciliation of total assets for the reportable segments is as follows at February 29, 2000:

            Total domestic assets         $ 194,397
            Total international assets       81,965
            Eliminations                    (54,326)
                                          ---------

                       Total              $ 222,036
                                          =========

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

7.    SALES TO MAJOR CUSTOMERS

      The Company's three largest customers accounted for approximately 45% and 43%, respectively, of net sales for the nine months ended February 29, 2000 and February 28, 1999. At February 29, 2000 and May 31, 1999, amounts due from these customers represented approximately 37% and 42%, respectively, of total trade accounts receivable.

8.    CONTINGENCIES

      In March 1999, the plaintiff's attorney involved in a previously settled California matter regarding certain of the Company's bar products filed a lawsuit on behalf of Michael Morelli and an alleged class in the unfair competition and false claims under New York (New York County) alleging similar unfair competition and false claims under New York law. In May 1999, the plaintiffs' attorney also filed a lawsuit on behalf of Lisa Fasig and an alleged class in the Circuit Court of Lee County, Florida alleging similar claims under Florida law. The Company disputes the allegations and is vigorously opposing the lawsuits.

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

      IMPORTANT FACTORS THAT MAY EFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: COMPLETION OF THE SKU REDUCTION PROGRAM AS ANTICIPATED BY THE COMPANY, THE COMPANY'S ABILITY TO IMPLEMENT MORE SOPHISTICATED OPERATING SYSTEMS AND INVENTORY MANAGEMENT PROGRAMS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE IMPACT OF NEW FDA DIETARY SUPPLEMENT REGULATIONS PUBLISHED IN JANUARY 2000 ON THE COMPANY'S PRODUCTS AND MARKETING PLANS, INCLUDING, WITHOUT LIMITATION, PRODUCT LABELING, PRODUCT NAMES AND PRODUCT STRUCTURE/FUNCTION CLAIMS, DEPENDENCE ON INDIVIDUAL PRODUCTS, THE REALIZABLE VALUE OF DISCONTINUED SKUS, MARKET CONDITIONS INCLUDING PRICING, DEMAND FOR PRODUCTS, AND THE LEVEL OF TRADE INVENTORIES, THE SUCCESS OF PRODUCT DEVELOPMENT AND NEW PRODUCT INTRODUCTIONS INTO THE MARKETPLACE, CHANGES IN LAWS AND REGULATIONS, THE COMPANY'S ABILITY TO IDENTIFY, RECRUIT AND INTEGRATE KEY MANAGEMENT PERSONNEL, INCLUDING THE COST AND TIMING THEREOF, LITIGATION AND GOVERNMENT REGULATORY ACTION, AVAILABILITY OF FUTURE FINANCING, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, RESULTS OF MANAGEMENT'S EVALUATION OF ITS BUSINESS OPERATIONS AND STRATEGIES, AND OTHER RISKS INDICATED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT.

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

      In January 2000, the FDA published new regulations governing labeling and structure/function claims for dietary supplements. The Company is evaluating the new regulations to determine the impact of the new regulations on the Company's products and results of operations. As a result of these new regulations, the Company anticipates transitioning its Schiff(R) Pain Free(TM) product to Schiff(R) Move Free(TM). No assurance can be given that compliance with the new regulations will not have a material adverse effect on the Company's results of operations and financial condition.

      The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

      The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                                   THREE MONTHS ENDED
                                         --------------------------------------
                                          FEB. 29, 2000         FEB. 28, 1999
                                         ----------------     -----------------
                                                  (dollars in thousands)

Net sales ............................   $90,449    100.0%    $89,030     100.0%
Cost of goods sold ...................    56,650     62.6      55,680      62.5
                                         -------    -----     -------     -----
Gross profit .........................    33,799     37.4      33,350      37.5
                                         -------    -----     -------     -----
Operating expenses ...................    28,839     31.9      26,902      30.3
Severance, recruiting and
  reorganization costs ...............       822      0.9        --         --
Plant consolidation
  and transition .....................      --        --        1,079       1.2
Other inventory related costs               --        --        1,863       2.1
                                         -------    -----     -------     -----
Total operating expenses .............    29,661     32.8      29,844      33.6
                                         -------    -----     -------     -----
Income from operations ...............     4,138      4.6       3,506       3.9
Other expense, net ...................     2,551      2.8       2,792       3.1
Income taxes .........................       733      0.8         307       0.3
                                         -------    -----     -------     -----
Net income ...........................   $   854      1.0%    $   407       0.5%
                                         =======    =====     =======     =====

      NET SALES. Net sales for the three months ended February 29, 2000 increased $1.4 million, or 1.6%, to $90.4 million from $89.0 million for the three months ended February 28, 1999. Sales to mass market retailers (including food, drug, mass, club and convenience stores) and international markets increased during the three months ended February 29, 2000 compared to the three months ended February 28, 1999. Sales to health food distributors and retailers, health club and gym distributors and contract manufacturing sales decreased during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.

      Third quarter fiscal 2000 sales to mass market retailers increased approximately 12.1% to $48.1 million from third quarter fiscal 1999 sales of $42.9 million. The increase in sales to mass market retailers was primarily the result of increased sales of Schiff(R) Pain Free(TM) products to existing accounts offset by reduced volumes of certain other branded products primarily due to the Company's SKU reduction program and a temporary delay in the introduction of new products. Sales of Schiff's Pain Free(TM) amounted to $30.6 million for the third quarter of fiscal 2000 compared to $21.8 million for the third quarter of fiscal 1999. Sales to health food distributors and retailers decreased approximately 42.8% to $7.3 million for the fiscal 2000 third quarter from $12.8 million for the fiscal 1999 second quarter. Sales to health club and gym distributors decreased approximately 20.6% to $5.2 million for the third quarter of fiscal 2000 from $6.5 million for the third quarter of fiscal 1999. The decrease in sales resulted primarily from the Company's increased focus on the mass market distribution channel, as well as a temporary delay in the introduction of new products into the health food, and health club and gym distribution channels. The Company intends to launch new products, including line extensions, into its primary distribution channels selectively during the Company's fiscal 2000 fourth quarter.

      Sales to international markets increased 20.7% to $29.1 million for the three months ended February 29, 2000 from $24.1 million for the three months ended February 28, 1999. The increased sales volume is due primarily to sportswear sales growth in the Company's European operations.

      The Company had no sales from contract manufacturing (private label) during the third quarter of fiscal 2000 compared to $1.3 million for the third quarter of fiscal 1999. The elimination of contract manufacturing sales is consistent with the Company's decision to limit contract manufacturing business to only those customers who have, or may in the future have, other business relationships with the Company. Private label business for customers with whom other business relationships exist are included in the net sales amounts for the distribution channel applicable to the customer.

      GROSS PROFIT. Gross profit increased approximately 1.3% to $33.8 million for the quarter ended February 29, 2000 compared to $33.4 million for the quarter ended February 28, 1999 primarily as a result of the increase in net sales. Gross profit, as a percentage of net sales, remained relatively constant at 37.4% for the quarter ended February 29, 2000 compared to 37.5% for the quarter ended February 28, 1999.

      OPERATING EXPENSES. Operating expenses, including certain severance, recruiting and reorganization costs, decreased approximately 0.1% to $29.7 million for the fiscal 2000 third quarter from $29.8 million for the fiscal 1999 third quarter. During the fiscal 2000 third quarter the Company continued its organizational changes and upgrading of management systems (including senior management changes) that resulted in approximately $0.8 million of costs during the three month period. During the fiscal 1999 third quarter the Company recognized, in aggregate, approximately $2.9 million in charges relating to the consolidation of capsule and tablet manufacturing to its Utah facility as well as inventory impairment costs resulting from excess labels, packaging and discontinuation of certain SKUs to comply with the Dietary Supplements Health and Education Act ("DSHEA") product labeling requirements effective in March 1999. Excluding these charges for the respective periods, operating expenses increased $1.9 million, or 7.2% during the third quarter of fiscal 2000 in comparison to the third quarter of fiscal 1999. The increase was primarily attributable to incremental selling and marketing costs.

      Selling and marketing expenses, including sales, marketing, adver- tising, freight and other costs, increased approximately 12.6% to $20.2 million for the fiscal 2000 third quarter from $18.0 million for the fiscal 1999 third quarter. The increase in selling and marketing expenses resulted primarily from an increase in advertising and certain promotional costs. The Company expects its selling and marketing expenses, as a percentage of sales, to increase during the fourth quarter of fiscal 2000 and in future periods.

      General and administrative expenses remained relatively constant for the quarter ended February 29, 2000 compared to the quarter ended February 28, 1999.

      OTHER EXPENSE. Other expense, net, remained relatively constant at $2.6 million and $2.8 million, respectively, for the quarters ended February 29, 2000 and February 28, 1999.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $0.7 million for the quarter ended February 29, 2000 compared to $0.3 million for the quarter ended February 28, 1999. The increase resulted primarily from an increase in pre-tax earnings for the fiscal 2000 third quarter in comparison to the fiscal 1999 third quarter. Effective tax rate changes result primarily from tax rate differences for the Company's domestic and international operations.

NINE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1999

      NET SALES. Net sales for the nine months ended February 29, 2000 increased $27.5 million, or 11.5%, to $267.8 million from $240.3 million for the nine months ended February 28, 1999. Sales to mass market retailers and international markets increased during the nine months ended February 29, 2000 compared to the nine months ended February 28, 1999. Sales to health food distributors and retailers, health club and gym distributors, and contract manufacturing sales decreased during the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

      Sales to mass volume retailers increased approximately 20.2% to $133.9 million for the nine months ended February 29, 2000 from $111.4 million for the nine months ended February 28, 1999. The increase in sales to mass market retailers was primarily the result of increased sales to existing accounts of certain leading branded products, offset by reduced volumes of certain other branded products primarily due to the Company's SKU reduction program and a temporary delay in the introduction of new products. Sales of the Company's Schiff(R) Pain Free(TM) products amounted to $78.6 million for the first nine months of fiscal 2000 compared to $50.1 million for the first nine months of fiscal 1999. Sales to health food distributors and retailers decreased approximately 32.3% to $28.5 million for the first nine months of fiscal 2000 from $42.1 million for fiscal 1999. Sales to health club and gym distributors decreased approximately 13.6% to $15.7 million from $18.2 million for the nine months ended February 28, 1999. The decrease in sales resulted primarily from the Company's increased focus on the mass market distribution channel as well as a temporary delay in the introduction of new products into the health food, and health club and gym distribution channels. The Company intends to launch new products, including line extensions, into its primary distribution channels selectively during the Company's fiscal 2000 fourth quarter.

      Sales to international markets increased 50.6% to $86.4 million for the nine months ended February 29, 2000 from $57.4 million for the nine months ended February 28, 1999. The increase in sales to international markets resulted primarily from the Company's acquisition of Haleko in July 1998. Haleko's net sales amounted to $73.6 million and $45.0 million, respectively, for the nine months ended February 29, 2000 and February 28, 1999. The Company's financial results for the first nine months of fiscal 2000 included Haleko's operating results for nine months (compared to seven months included in the first nine months of fiscal 1999).

      Contract manufacturing (private label) sales volume decreased approximately 95.1% to $0.4 million for the first nine months of fiscal 2000 from $7.7 million for the first nine months of fiscal 1999. The decrease in contract manufacturing sales is consistent with the Company's decision to limit contract manufacturing business to only those customers who have, or may in the future have, other business relationships with the Company. Private label business for customers with whom other business relationships exist are included in the net sales amounts for the distribution channel applicable to the customer.

      GROSS PROFIT. Gross profit increased approximately 17.4% to $100.2 million for the nine months ended February 29, 2000 from $85.4 million for the nine months ended February 28, 1999. Gross profit, as a percentage of net sales, was 37.4% for the nine months ended February 29, 2000 compared to 35.5% for the nine months ended February 28, 1999. The increase in the gross profit percentage resulted primarily from consolidation of the Company's capsule and tablet manufacturing facilities, increased higher margin international sales, change in sales mix and reduced credits for returned products and decreased inventory related costs.

      OPERATING EXPENSES. Operating expenses, including certain severance, recruiting and reorganization costs, increased approximately 5.8% to $88.7 million for the first nine months of fiscal 2000 from $83.8 million for the first nine months of fiscal 1999. During the first nine months of fiscal 2000 the Company continued its initiative for organizational changes and upgrading of management systems (including senior management changes) that resulted in approximately $3.5 million of costs during the nine month period. During the first nine months of fiscal 1999 the Company recognized, in aggregate, approximately $9.5 million in charges relating to the consolidation of capsule and tablet manufacturing to its Utah facility, severance costs related to the departure of a former CEO and the termination of approximately twenty employees and inventory impairment costs resulting from excess labels, packaging and discontinuation of certain SKUs to comply with DSHEA product labeling requirements effective March 1999. Excluding these charges for the respective periods, operating expenses increased $15.6 million, or 20.4% during the first nine months of fiscal 2000 in comparison to the first nine months of fiscal 1999.

      Selling and marketing expenses, including sales, marketing, adver- tising, freight and other costs, increased approximately 16.3% to $57.7 million for the first nine months of fiscal 2000 from $49.6 million for the first nine months of fiscal 1999. The increase in selling and marketing expenses resulted primarily from the acquisition of Haleko, increased advertising and promotion costs associated with the Company's brand building initiatives and personnel costs required to handle higher sales volumes. The Company expects its selling and marketing expenses, as a percentage of sales, to increase during the fourth quarter of fiscal 2000 and in future periods.

        General and administrative expenses increased approximately 16.0% to $21.7 million for the nine months ended February 29, 2000 compared to $18.7 million for the nine months ended February 28, 1999. The increase in general and administrative expenses for the first nine months of fiscal 2000 resulted primarily from the acquisition of Haleko and increased employee compensation and other personnel costs, partially offset by a reduction in legal costs.

      OTHER EXPENSE. Other expense, net, amounted to $8.0 million for the nine months ended February 29, 2000 compared to $7.2 million for the nine months ended February 28, 1999. The net increase of approximately $0.8 million resulted primarily from increased interest costs associated with additional indebtedness incurred in connection with the acquisition of Haleko, together with an overall higher effective borrowing rate.

      PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $1.4 million for the nine months ended February 29, 2000 compared to a tax benefit of $2.3 million for the nine months ended February 28, 1999. The increase resulted primarily from realization of pre-tax earnings for the first nine months of fiscal 2000 in comparison to a pre-tax loss for the first nine months of fiscal 1999. Effective tax rate changes result primarily from tax rate differences for the Company's domestic and international operations.

      LIQUIDITY AND CAPITAL RESOURCES. Concurrent with the Company's IPO, effective May 1, 1997, the Company entered into an amended credit agreement (the "Credit Agreement") with certain lending institutions led by GECC. As currently amended, the Credit Agreement is a $90.0 million senior secured credit facility that contains standard terms and conditions, including, subject to permitted amounts, a limitation on the ability of the Company to pay dividends on the common stock and minimum net worth requirements. The obligations of the Company under the Credit Agreement are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and a pledge to GECC of the capital stock of the U.S. subsidiaries of the Company, including the subsidiary that owns the Company's foreign subsidiaries. Borrowings available under the Credit Agreement are used for general working capital, to support capital expenditures and for other investment considerations. Borrowings under the Credit Agreement bear interest at floating rates and mature in June 2000 (See Note 2 to the Condensed Consolidated Financial Statements). Accordingly, amounts outstanding under the Credit Agreement at February 29, 2000 are included in current portion of long-term debt. At February 29, 2000, the Company had approximately $26.0 million of available credit under the Credit Agreement.

      Excluding amounts outstanding under the Credit Agreement($64.0 million), the Company had working capital of approximately $47.6 million at February 29, 2000 compared to $79.0 million at May 31, 1999. The decrease in working capital resulted primarily from reduced receivables and inventories. Current receivables and inventories decreased $14.8 million and $11.2 million, respectively, during the nine months ended February 29, 2000. The decrease in receivables was primarily attributable to a change in customer sales mix. The decrease in inventories was primarily attributable to improved inventory management, including the Company's SKU reduction program.

      During the first nine months of fiscal 2000, the Company's aggregate current and long-term debt decreased approximately $30.8 million to $84.6 million at February 29, 2000, primarily as a result of the decrease in receivables and inventories.

      The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under the Credit (see Note 2 to the Condensed Consolidated Financial Statements) and, if necessary, through debt financing or the issuance of additional equity. The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of any future acquisitions, if any, may also require borrowings under the Credit Agreement, as amended, and/or other debt financing or the issuance of additional equity.

      The Company paid a quarterly dividend of $0.0375 per share subsequent to February 29, 2000. The dividend was declared to be payable on March 20, 2000 to holders of all classes of common stock of record at the close of business on March 10, 2000. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

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

      YEAR 2000. As of April 14, 2000, the Company is not aware of any material year 2000 problems in any of its critical systems and services. In addition, the Company has not received any notification from any supplier of critical systems or services of any material year 2000 related problems in their businesses. In the event that any year 2000 related problems arise in the future, the Company formulated a year 2000 plan to address such issues. However, although the Company has a year 2000 plan, no assurance can be given that such plan will be able to solve all year 2000 issues that might still arise or that the failure to solve any such year 2000 issue will not have a material adverse effect on the Company.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

5.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schluter. (2)
5.2   Amendment Deed to Stock Purchase Agreement, dated July 24, 1998. (2)
5.3   Share Transfer Deed, dated July 24, 1998. (2)
3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2   Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1   Amended and Restated Credit Agreement dated as of May 6, 1997 among
      Weider Nutrition International, Inc., certain subsidiaries, certain lenders and General Electric Capital Corporation. (3)
4.2 First Amendment to Amended and Restated Credit Agreement dated as of August 27, 1997 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.3 Second Amendment to Amended and Restated Credit Agreement dated as of February 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (3)
4.4   Third Amendment to Amended and Restated Credit Agreement dated as of
      July 28, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.5 Fourth Amendment to Amended and Restated Credit Agreement dated as of December 2, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.6 Fifth Amendment to Amended and Restated Credit Agreement dated as of December 15, 1998 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (4)
4.7   Sixth Amendment to Amended and Restated Credit Agreement dated as of
      March 4, 1999 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (5)
4.8 Seventh Amendment to Amended and Restated Credit Agreement dated as of June 24, 1999 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (6)
4.9 Haleko Credit Agreement dated as of July 22, 1999, among Haleko and certain other lenders. (7)
4.10 Eighth Amendment to Amended and Restated Credit Agreement dated as of February 24, 2000 among Weider Nutrition International, Inc. and certain of its affiliates and General Electric Capital Corporation and certain other lenders. (8)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2  Agreement by and between Joseph Weider and Weider Health and Fitness. (1)
10.3  1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4  Form of Tax Sharing Agreement by and among Weider Nutrition
      International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.5  Form of employment Agreement between Weider Nutrition International,
      Inc. and Richard B. Bizzaro. (1)
10.6  Form of Employment Agreement between Weider Nutrition International,
      Inc. and Robert K. Reynolds, as amended. (5)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company. (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc. (1)
10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited (1)
10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness, Bayonne Settlement and Ronald Corey. (1)
10.11 Indemnification Agreement between Weider Nutrition Group, Inc. and
      Showa Denko America. (1)

10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited. (1)
10.13 Form of Employment Agreement between Weider Nutrition International,
      Inc. and David J. Gustin. (5)
10.14 Form of Employment Agreement between Weider Nutrition International,
      Inc. and    Bruce J. Wood. (6)
10.15 Separation Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds. (7)
21    Subsidiaries of Weider Nutrition International, Inc. (1)
27.1  Financial Data Schedule Summary (8)

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

----------------------------------------

            (b)  Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WEIDER NUTRITION INTERNATIONAL, INC.

Date: April 14, 2000                 BY: /s/  BRUCE J. WOOD
                                              Bruce J. Wood
                                              President, Chief Executive Officer
                                              and Director

Date: April 14, 2000                 BY: /s/  JOSEPH W. BATY
                                              Joseph W. Baty, Executive
                                              Vice President and Chief
                                              Financial Officer