Form 10-K
period 2000-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2000-08-29
CIK 1022368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

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

               Registrant"s telephone number, including area code:
                                 (801) 975-5000

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

      The number of shares outstanding of the Registrant's common stock is 26,226,165 (as of August 3, 2000).

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $ 30,958,000 (as of August 3, 2000).

                         DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders, which will subsequently be filed with the SEC, are incorporated by reference into Part III.

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

      IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: THE COMPANY'S ABILITY TO IMPLEMENT MORE SOPHISTICATED OPERATING SYSTEMS AND INVENTORY MANAGEMENT PROGRAMS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE IMPACT OF NEW FDA DIETARY SUPPLEMENT REGULATIONS ON THE COMPANY'S PRODUCTS AND MARKETING PLANS, INCLUDING, WITHOUT LIMITATION, PRODUCT LABELING, PRODUCT NAMES AND PRODUCT STRUCTURE/FUNCTION CLAIMS, DEPENDENCE ON INDIVIDUAL PRODUCTS, DEPENDENCE ON INDIVIDUAL CUSTOMERS, MARKET AND INDUSTRY CONDITIONS INCLUDING PRICING, DEMAND FOR PRODUCTS, LEVEL OF TRADE INVENTORIES AND RAW MATERIALS AVAILABILITY AND PRICING, THE SUCCESS OF PRODUCT DEVELOPMENT AND NEW PRODUCT INTRODUCTIONS INTO THE MARKETPLACE, CHANGES IN LAWS AND REGULATIONS, THE COMPANY'S ABILITY TO IDENTIFY, RECRUIT AND INTEGRATE KEY MANAGEMENT PERSONNEL, INCLUDING THE COST AND TIMING THEREOF, LITIGATION AND GOVERNMENT REGULATORY ACTION, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, RESULTS OF MANAGEMENT'S EVALUATION OF ITS BUSINESS OPERATIONS AND STRATEGIES, AND OTHER FACTORS DISCUSSED UNDER "FACTORS AFFECTING FUTURE PERFORMANCE" IN ITEM 1 OF THIS ANNUAL REPORT. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.  BUSINESS

GENERAL

      Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars consisting of approximately 875 stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff(R), Weider(TM), American Body Building(TM), Tiger's Milk(R), Multipower(R) And Multaben that are primarily marketed through mass market, health food store and health club and gym distribution channels. The Company markets its branded nutritional supplement products, both domestically and internationally, in four principal categories: sports nutrition; vitamins, minerals and herbs; weight management; and nutrition bars. The Company also markets a line of sportswear in Europe, primarily in Germany, under the Venice Beach brand.

      The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

INDUSTRY OVERVIEW

      According to NUTRITION BUSINESS JOURNAL, the principal domestic retail markets in which the Company's products compete totaled approximately $13.9 billion in 1998 and grew at a compound annual growth rate of approximately 12% from 1995 through 1998. The Company believes several factors account for the steady growth of the nutritional supplement market, including increased public awareness of the health benefits of nutritional supplements and favorable demographic trends toward older Americans who are more likely to consume nutritional supplements.

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

      The primary distribution channels in the vitamin and nutritional supplements industry consist of mass market retailers (including mass merchandisers, drug stores, supermarkets, discount and convenience stores), health and natural food stores and direct sales and mail order organizations. According to PACKAGED FACTS, in 1998 the mass market channel accounted for approximately 49% of the sales of vitamin, mineral and supplement products, health and natural food stores accounted for approximately 39% of sales and direct selling, mail order and the Internet accounted for approximately 12% of sales.

SALES AND DISTRIBUTION

      The Company believes that its continued growth and success in the nutritional supplements industry, in part, is dependent on the consumers' recognition of, satisfaction with and allegiance to the Company's branded products. Accordingly, during fiscal 1999 (and continuing in fiscal 2000), the Company implemented a more focused marketing initiative that provided incremental investment in support of its most recognized brands: Schiff(R), Weider(TM) and American Body Building(TM). The Company believes that this focused marketing strategy will be beneficial to nutritional supplement consumers. The incremental investment in these brands enhances the Company's ability to introduce innovative products that are of premium quality, better tasting and more consumer application friendly, supported by current science and technology.

      The Company's products are currently sold domestically in over 48,000 retail outlets in all 50 states. The Company's mass market customers include: mass merchandisers such as Wal-Mart, Target and Kmart; drug stores such as Walgreens, CVS, Rite Aid and Eckerd; warehouse clubs such as Costco, Sam's Club and BJ's; and supermarkets such as Albertson's, Giant, Safeway and Fred Meyer. The Company services the health food market by distributing its products to General Nutrition Center ("GNC") and leading health food distributors. The Company also sells through other distribution channels, including its own network of distributors to health clubs and gyms (such as Bally's Health and Fitness and Gold's Gym), international markets, and private label manufacturing for certain retail customers where the Company also distributes its branded products. The Company pursues a multi-channel distribution strategy in order to participate in the growth being experienced in each of these channels.

      Internationally, the Company sells or distributes its products in approximately 85 countries around the world, all of which are at different levels of development and are affected by different factors. In Europe, where the Company has a substantial majority of its international sales, nutritional supplement distribution varies by country, but in general, product is primarily distributed through gyms and fitness studios, health food and specialty stores and pharmacies. Some product is distributed through the mass market channel, but this channel is not as developed internationally as it is in the U.S. Additionally, significant differences exist between the regulatory environment in the U.S. and the regulatory environment in Europe. As a result, many nutritional supplements sold in the U.S. are not able to be sold in Europe due to regulatory restrictions.

      BRANDS AND DISTRIBUTION CHANNELS. The Company has created a portfolio of recognized brands designed for specific distribution channels. The positioning of the Company's brand names is supported by significant advertising and marketing expenditures as well as the brand names' long-standing consumer relationships. As a result, the Company believes that it has many of the leading brands in the nutritional supplement industry.

      The following table identifies the Company's leading nutritional supplement brands and illustrates the Company's multi-brand, multi-channel strategy:

      BRAND                                                PRIMARY CHANNEL
      -----                                                ---------------
      Schiff(R)..........................................  Food, drug, mass market & health
                                                             food stores
      Weider(TM).........................................  Food, drug, mass market
      American Body Building(R)..........................  Health clubs and gyms
      Tiger's Milk(R)....................................  Food, drug, mass market
      Multipower(R)......................................  Health clubs and gyms
      Multaben...........................................  Food, mass market

      The Company markets its branded nutritional supplement products both domestically and internationally in four principal categories: sports nutrition; vitamins, minerals and herbs; weight management; and nutrition bars. The Company believes that offering its customers a wide variety of products also provides the Company a competitive advantage in capturing an increasing share of the growing nutritional supplement market. The Company continues to expand its product innovation and branding opportunities through the pursuit of innovative ingredients and proprietary formulas from internal research, as well as outside scientists, experts, formulators and inventors. The Company also markets a line of sportswear in Europe, primarily in Germany, under the Venice Beach brand.

      SPORTS NUTRITION. The Company's sports nutrition category includes a wide variety of products designed to enhance athletic performance, support the results derived from exercise programs and replenish the body's vital nutrients used up during exercise and training. The Company's sports nutrition products deliver nutritional supplements through a variety of forms, including powdered drink mixes, tablets, capsules, nutrition bars and beverages. Customer focus includes athletes, bodybuilders, fitness enthusiasts, "weekend warriors" and other "on-the-go" consumers. The Company markets its sports nutrition products domestically under the Weider(TM), American Body Building(TM), Science Foods(R) and Tiger's Milk(R) brands.

      While each of the Company's products offers distinct benefits to the consumer, the Company's sports nutrition products are intended to generally enhance the consumer's ability to control weight, support muscle growth, lose fat and increase energy levels and stamina. The American Body Building(TM) and Science Foods(R) brands are primarily distributed to health clubs and gyms through the Company's network of independent distributors. American Body Building(TM) and Science Foods(R) brand products are primarily bottled and powdered drinks for energy, recovery and weight control, and nutrition bars.

      The Weider(TM) and Metaform(R) brands are primarily distributed through food, drug and mass market retailers and health food stores such as GNC. Weider(TM) and Metaform(R) brand products are primarily powdered drinks and supplements to support muscle growth, maintain stamina and control weight.

      The Tiger's Milk(R) product line, which has been marketed for over 30 years, includes several nutrition bars that supply significant amounts of protein, vitamins and other essential nutrients with less fat than a traditional candy bar.

      VITAMINS, MINERALS AND HERBS. The Company markets a complete line of vitamins, minerals and specialty supplements through the Schiff(R) brand. These products are offered in various forms, including liquids, tablets, capsules, softgels and powdered drink mixes. The Schiff(R) brand is distributed primarily though the mass market as well as health food stores.

      According to IRI data, joint health products represent the fastest growing subcategory within the vitamin, mineral and herb category. The Company markets certain joint products including Schiff(R) Pain Free(TM)/Move Free(TM) and certain chondroitin and glucosamine compounds under the Schiff(R) brand. Schiff's Pain Free(TM)/Move Free(TM) product realized significant growth in fiscal 2000 and is currently one of the leading joint health products in the mass market channel. In addition, there are a number of other emerging specialty supplement categories which are alternatives or complements to over-the-counter pharmaceutical products for consumers who seek a more natural and preventative approach to their health care.

      Other products sold under the Company's Schiff(R) brand include vitamins, minerals, herbals and other specialty supplements. The Company's Schiff(R) brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to their diet. Schiff(R) vitamins and minerals include multivitamins such as Single Day, individual vitamins and minerals such as Vitamins C, E and Calcium, specialty formulae for women such as Menopause and soy, and other specialty formulae including melatonin, DHEA, beta carotene and B-complex. Schiff(R) vitamins are marketed through health food stores as well as supermarkets and drug stores within the mass market channel.

      WEIGHT MANAGEMENT. The Company manufactures, markets and distributes natural products that utilize vitamins, herbs and other nutritional supplements designed to promote weight management. The Company's products are intended to support consumers' efforts in a number of weight management functions. The products are specifically formulated, packaged and priced to appeal to a wide variety of consumers with different demographic characteristics and physiological needs.

      Weight management products under the American Body Building(TM) and Science Foods(R) brands, which are intended to support consumers' efforts to reduce fat and provide a low calorie source of energy, are primarily distributed through the Company's independent distributors to health clubs and gyms. Products under the Weider(TM) brand are intended to aid in weight management, support muscle mass and to support consumers' efforts to reduce fat. This brand is primarily distributed through food, drug, mass, club, convenience and health food retailers.

      NUTRITION BARS. The Company's nutrition bars category includes its Tiger's Milk(R) and Fi-Bar(R) product lines. The Tiger's Milk(R) product line, which has been marketed for over 30 years, includes several nutrition bars that supply significant amounts of protein, vitamins and other essential nutrients with less fat than a traditional candy bar. The Fi-Bar(R) product line is comprised of fat-free granola bars and fruit and nut bars coated with yogurt, chocolate or carob made without hydrogenated fats.

      The Tiger's Milk(R) and Fi-Bar(R) brands, which are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars, are primarily distributed through mass market retailers, convenience and health food stores. Within sports nutrition categories, the Company also manufactures international and domestic nutrition bars under the following brands:
Multipower(R), American Body Building(TM), Multaben and Science Foods(R).

      INTERNATIONAL MARKETS. The Company believes opportunities exist for nutritional supplement products in international markets. The Company has positioned itself to take advantage of such opportunities through new product launches and strategic alliances.

      The July 1998 acquisition of Haleko provided the Company with several of the premium nutritional supplement brands in Europe as well as significant nutritional supplement manufacturing capabilities in Germany. Haleko's leading sports nutrition brand is Multipower(R), which products include a wide variety of products primarily marketed to health clubs and gyms. Haleko also markets nutrition products under the Multaben brand primarily to health food stores, which includes a variety of beverages, soups and other meal replacement products as well as nutrition bars. Haleko also markets a line of sportswear under the Venice Beach brand. Sportswear is primarily sold in Germany to health clubs and gyms as well as to specialty sportswear retail stores. Sales of sportswear represented approximately 35% and 34% of Haleko's revenues for fiscal 2000 and 1999, respectively.

      The Company also markets its brands such as Weider(TM) and Schiff(R) on an export basis to South America, eastern Europe, the Middle East and the Pacific Rim through a network of distributors managed from the Company's Salt Lake City headquarters.

      PRIVATE LABEL. Historically, the Company manufactured capsules, tablets, beverages, nutrition bars and powdered drink mixes for other marketers of nutritional supplements and certain retail customers. These independent marketers, or contract manufacturing (private label) customers, market products, manufactured by the Company, under their own brand name. During fiscal 1999 and into fiscal 2000, the Company made the decision to limit contract manufacturing business to select customers that otherwise carry the Company's brands.

MARKETING

      The Company believes its advertising and promotional campaigns, together with its expanded sales force, have been integral to the Company's growth. A key part of the Company's strategy is to help educate consumers about innovative, safe and beneficial nutritional supplement products. The Company's marketing and advertising expenditures were approximately $41.2 million in fiscal 2000, $35.9 million in fiscal 1999 and $16.9 million in fiscal 1998.

      During fiscal 2000, the Company continued to execute its brand building support for its core brands, particularly relating to its Schiff(R) Pain Free(TM) joint health products. National television and radio commercials featuring Schiff(R) Pain Free(TM) appeared on syndicated radio and television programs, and national and cable television stations.

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

COMPANY GROWTH STRATEGY

The Company intends to broaden its leadership position in the nutritional supplements and sports nutrition categories. Specifically, the Company's strategy is to: (i) grow core brands through product innovations and consumer marketing programs; (ii) develop and market innovative new products and product line extensions through its commitment to reasearch and development; (iii) enhance customer relationships through the growth of its focused distribution network; (iv) enhance its execution skills through new operations processes and decision support systems; (v) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; (vi) grow international profitability through integration of European operations and through expanded export operations outside Europe; and (vii) implement a comprehensive e-commerce plan. The Company believes that its focused distribution channels, broad portfolio of leading brands, state-of-the-art manufacturing and distribution capabilities and strong management team position it to be a long-term competitive leader in the nutritional supplements industry.

PRODUCT RESEARCH AND DEVELOPMENT

      The Company strives to be a leader in nutritional supplement product development and intends to continue its commitment to research and development to create safe and efficacious new products and existing product line extensions. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity along with media attention to these same interests. The Company believes new product development is important in the nutritional supplement industry in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, the Company believes that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products.

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

      In order to support its commitment to research and development, the Company hires requisite technical personnel and invests in formulation, processing and packaging development and the testing of efficacy and shelf life stability as well as market research with consumers. The Company's product research and development expenditures were approximately $4.6 million in fiscal 2000, $4.6 million in fiscal 1999 and $4.0 million in fiscal 1998.

MANUFACTURING AND PRODUCT QUALITY

      The Company has invested in manufacturing to meet the growing demand for nutritional supplement products, to ensure continued operating efficiencies and to maintain high product quality standards. The Company manufactures approximately 90% of its domestic branded products and approximately 45% of its international branded products. The Company has significant internal manufacturing competencies in the distinct areas of: sterile liquid beverage processing, bottling and packaging; powder blending, filling and packaging in jug, canisters, bottles and pouches; processing, extrusion, coating and packaging of nutritionally fortified nutrition bars; and capsule and tablet manufacturing, filling and packaging. The Company has invested in production line flexibility to accommodate various filling sizes, weights or counts of product and final shipped unit configurations to fulfill customer and ultimate consumer needs.

      The Company currently manufactures its domestic products in four U.S. facilities. In June 1997, the Company completed construction of a state-of-the-art facility that more than tripled the Company's previous capacity for manufacturing capsules and tablets. The facility, located in Salt Lake City, Utah, includes the Company's main distribution center and primary administrative offices. The distribution center features a high-rise racked warehouse and a fully automated "order-pick" system using optical readers that interpret bar coded labels on each shipping container.

      The Company also currently operates a powders production facility located in Salt Lake City, Utah and beverage facilities located in Walterboro, South Carolina and Las Vegas, Nevada. The Company is continuously upgrading its facilities and enhancing its manufacturing capabilities through new equipment purchases and technological improvements. In order to improve overall beverage manufacturing efficiencies the Company will close its Las Vegas, Nevada facility and transition the operations to the Company's South Carolina facility. The Company previously closed (during fiscal 1999) its capsule and tablet manufacturing facility in southern California and transitioned the operations to its Utah facility.

      Internationally, the Company has two primary manufacturing facilities. The Company has a capsules, tablets and powders facility in Bleckede, Germany that produces products distributed throughout Europe. This facility has received ISO 9002 certification. The Company also has a facility located in Madrid, Spain that primarily produces powders for distribution in Spain, France and Italy. Each of these facilities are continuously upgraded with equipment purchases and technological improvements.

      The Company is committed to providing the highest quality products. The Company's domestic capsule and tablet facility is designed and operated to meet USP compliance standards. The Company's quality management systems are detailed and rigorous, and include a supplier certification selection process and other analytical processes and procedures. The quality management systems also include thoroughly equipped and professionally staffed analytical laboratories to assure raw material acceptance as well as in-process and finished product evaluation for compliance to specification. The Company's products are also subject to extensive shelf life stability testing through which the Company determines the effects of aging on its products. The Company's product retention program allows the Company the ability to maintain samples from each product batch shipped and, when appropriate, to analyze such samples to insure product quality. Certified outside laboratories are used routinely to evaluate the Company's laboratory performance and to supplement its internal testing procedures and capabilities.

      Sourcing specialists within the Company's purchasing department focus on maximizing buying power through volume leverage with a smaller select supplier base. As a result of this effort, material supply savings have been achieved. In addition, key supply relationships have been established with raw material and packaging suppliers who bring significant financial, technical, quality and service resources to the Company.

      As part of the Company's strategy of achieving cost superiority through formal continuous improvement programs and productivity benchmarking, an integrated supply chain group has been given the accountability to efficiently plan and execute materials flow. This focus on materials flow is expected to continue to improve inventory management as well as compliance with customer requests.

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

      The FDA regulates dietary supplements under the Federal Food, Drug and Cosmetic Act (the "FDCA"), which was amended in October 1994, by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA establishes a statutory class of dietary supplements, including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. DSHEA also provides a regulatory framework that ensures consumer access to safe, quality dietary supplements, recognizes the need for the dissemination of useful, balanced information regarding dietary supplements, supports continuing scientific research into the health effects of dietary supplements and permits the establishment of good manufacturing practices to improve uniform quality of dietary supplements. Under DSHEA statements of "nutritional support" may describe how particular dietary ingredients, or the mechanism of action by which dietary ingredients, affect the structure, function or general well-being of the body. These statements of nutritional support are permitted in dietary supplement labeling, provided that, among other requirements, the company has scientific substantiation that the statements are truthful and not misleading, discloses that the statements have not been reviewed by the FDA and notifies the FDA within 30 days that the statements are being used in dietary supplement labeling. Statements of nutritional support may not make claims that the dietary supplement is intended to cure, prevent or mitigate a disease or illness, which claims would cause the FDA to consider the dietary supplement as an unapproved new drug. The Company labels its products in a manner that is intended to comply with the provisions of DSHEA; however, no assurance can be given that the FDA will not take the position that a statement of nutritional used by the Company is considered by the FDA to be a disease or illness claim.

      In September 1997, the FDA issued regulations further defining labeling requirements for dietary supplements and conventional foods effective March 23, 1999. In January 2000, the FDA issued additional regulations defining the types of statements concerning dietary supplements that can be made as structure/function claims under DSHEA. Although a dietary supplement may not bear an express or implied claim that it can prevent, treat, cure, mitigate or diagnose disease (a disease claim) without prior FDA approval as a health claim or a drug, the final rule expanded the scope of acceptable structure/function claims for dietary supplements. According to the FDA, the final ruling precludes express disease claims ("prevents osteoporosis") and implied disease claims ("prevents bone fragility in post-menopausal women") without prior FDA review. The final rule clarifies, however, that express and implied disease claims can be made through the name of a product (e.g., "Carpaltum" or "CircuCure"); through a statement about the formulation of a product (contains aspirin), or through the use of pictures, vignettes, or symbols (electrocardiogram tracings). The rule permits claims that do not relate to disease. These include health maintenance claims ("maintains a healthy circulatory system"), other non-disease claims ("for muscle enhancement" or "helps you relax,") and claims for common, minor symptoms associated with life stages ("for common symptoms of PMS").

      In February 1997, the FDA issued a proposed rule entitled, "CGMP in Manufacturing, Packing, or Holding Dietary Supplements," which proposes good manufacturing practices specific to dietary supplements and dietary supplement ingredients. This proposed rule, if finalized, would require at least some of the quality control provisions contained in the GMPs for drugs. Such regulations could, among other things, require the reformulation or discontinuance of certain products, additional record keeping, warnings, notification procedures and expanded documentation of the properties and manufacturing processes of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls and seizures.

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

      The FTC exercises jurisdiction over the advertising of nutritional and dietary supplements under the Federal Trade Commission Act. The role of the FTC, which enforces laws outlining "unfair or deceptive acts or practices," is to ensure that consumers get accurate information about dietary supplements so they can make informed decisions about such products. In November 1998, the FTC published an advertising guideline for the dietary supplement industry entitled "Dietary Supplements: An Advertising Guide for Industry." These guidelines reiterate many of the policies regarding dietary supplements the FTC has periodically announced over the years, particularly with respect to the substantiation of claims made in advertising of dietary supplement products.

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

      In September 1997, the Company received an access letter from the FTC regarding the Company's advertising with respect to the Company's PhenCal products. The Company and the FTC are continuing discussions regarding the resolution of this matter. No assurance can be given that any imposition of injunctive relief and/or penalties in resolving this matter would not have a material adverse effect on the Company.

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

TRADEMARKS AND PATENTS

      The Company owns trademarks registered with the United States Patent and Trademark Office or similar regulatory agencies in certain other countries for its Schiff(R), American Body Building(TM), Science Foods(R), Metaform(R) and Tiger's Milk(R) brands of products. The Company also has obtained trademarks for certain of its products, processes and slogans and has rights to use other names material to its business. The Company vigorously protects its trademark and other intellectual property rights. The Company also pursues patents for its products or processes when appropriate.

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

EMPLOYEES

      At August 1, 2000, the Company employed approximately 880 persons, of whom approximately 495 were in management, sales, purchasing, logistics and administration and approximately 385 were in manufacturing. Additionally, the Company utilizes temporary employees in some of its manufacturing processes. The Company is not party to any collective bargaining arrangements and believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

      The following table set forth certain information concerning the executive officers of the Company.

      NAME                          AGE         POSITION
      ----                          ---         --------
      Bruce J. Wood                 50          Chief Executive Officer,
                                                President and Director
      Jerome J. Bock                60          Executive Vice President -
                                                Operations
      Stephen D. Young              46          Executive Vice President -
                                                International
      Joseph W. Baty                43          Executive Vice President and  -
                                                Chief Financial Officer
      James P. Lacey                40          Executive Vice President -
                                                Sales and Marketing
      Daniel A. Thomson             35          Senior Vice President - Legal
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

      Mr. Baty has served as Executive Vice President and Chief Financial Officer of the Company since November 1999. From January 1997 to October 1999, Mr. Baty served as Senior Vice President - Finance of the Company. Prior to joining the Company, Mr. Baty was a partner at KPMG LLP, which he joined in 1984. Mr. Baty is a certified public accountant.

      Mr. Lacey has served as Executive Vice President - Sales and Marketing of the Company since March 2000. From July 1999 to February 2000 Mr. Lacey served as Senior Vice President - Sales of the Company. From January 1998 to July 1999, Mr. Lacey served as Chief Operating Officer of Everlast Nutritional Products. From July 1996 to December 1997, Mr. Lacey was Vice President of Sales at Powerbar, Inc. Prior to joining Powerbar, Mr. Lacey held various sales, marketing and management positions from 1982 to 1996 with Gillette-Oral-B Laboratories, Nestle Food Corporation, and Smith Kline-Beecham.

      Mr. Thomson has served as Senior Vice President - Legal Affairs and General Counsel of the Company since July 1998 and Secretary since July 1999. Prior to joining the Company, Mr. Thomson was in private law practice in the corporate and securities departments of Latham & Watkins and LeBoeuf, Lamb, Greene & MacRae. Mr. Thomson, a certified public accountant, was an accountant and consultant with the firm of Price Waterhouse prior to practicing law.

FACTORS AFFECTING FUTURE PERFORMANCE

      DEPENDENCE ON SIGNIFICANT CUSTOMERS. The Company's largest customers are Costco, Wal-Mart and GNC. These three customers accounted for approximately 44% and 43% respectively, of the Company's net sales for the fiscal years ended May 31, 2000 and 1999. The loss of either Costco, Wal-Mart or GNC as a customer, or a significant reduction in purchase volume by Costco, Wal-Mart or GNC, could have a material adverse effect on the Company's results of operations or financial condition. The Company cannot assure you that Costco, Wal-Mart and/or GNC will continue as major customers of the Company.

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

      In addition, the Company cannot assure you that individual or groups of similar products currently experiencing strong popularity and rapid growth will maintain sales levels over time. During fiscal year 2000, net sales for the Company's Schiff(R) Pain Free(TM) product were approximately 29% of the Company's total net sales. The Company is currently transitioning the name of its Schiff(R) Pain Free(TM) product to Schiff(R) Move Free(TM) to comply with new regulations published by the FDA in January 2000. See "Impact of Government Regulation on the Company's Operations."

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

      As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. For example, the Company is transitioning the name of its Schiff(R) Pain Free(TM) product to Schiff(R) Move Free(TM) to comply WIth new regulations published by the FDA in January 2000. The failure to successfully implement the name transition could have a material adverse effect on the Company's operating results and financial condition.

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

      RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS. The Company's borrowing arrangements impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions or limitations on the Company's ability to incur debt, pay dividends or take certain other corporate actions, all of which may restrict the Company's ability to expand or to pursue its business strategies. Changes in economic or business conditions, results of operations or other factors could in the future cause a violation of one or more covenants in the Company's debt instruments.

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

      As a result of the Company's acquisition of Haleko in July 1998, the Company's international sales have increased substantially over historical levels. Approximately 34% of the Company's net sales for fiscal 2000 were generated outside the United States. Operating in international markets exposes the Company to certain risks, including, among other things, changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate products to the United States, foreign currency fluctuations, the potential imposition of trade or foreign exchange restrictions or increased tariffs and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

      AVAILABILITY OF RAW MATERIALS. The Company obtains all of its raw materials for the manufacture of its products from third parties. The Company cannot assure you that suppliers will provide the raw materials the Company needs in the quantities requested, at a price the Company is willing to pay; or that meet the Company's quality standards. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers; or result in the Company's inability to meet customer demands for certain products. The occurrence of any of the foregoing could have a material adverse effect on the Company's results of operations or financial condition.

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

      CONTROL BY PRINCIPAL STOCKHOLDER. Weider Health and Fitness owns all of the outstanding shares of Class B Common Stock of the Company representing approximately 94% of the aggregate voting power of all outstanding shares of the Company's common stock. Weider Health and Fitness is in a position to exercise control over the Company and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by the Company's amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control the operations of the Company. Accordingly, the Company cannot engage in any strategic transactions without the approval of Weider Health and Fitness.

ITEM 2.  PROPERTIES

      At May 31, 2000, the Company owned or leased the following facilities:

                                                       APPROXIMATE                  EXPIRATION
LOCATION             FUNCTION                          SQUARE FEET      LEASE/OWN  DATE OF LEASE
--------             --------                          -----------      ---------  --------------
Salt Lake City, UT   Company Headquarters,                 418,000      Lease      March 2013
                     Manufacturing & Pro-
                     duction, Warehouse &
                     Distribution
Salt Lake City, UT   Manufacturing & Pro-                  144,000      Own        N/A
                     duction, Warehouse
Walterboro, S.C.     Manufacturing & Pro-                   55,000      Own        N/A
                     duction
Las Vegas, NV        Manufacturing & Pro-                   27,500      Lease      November 2000
                     duction
Montreal, Quebec     Administrative Offices                 24,600      Lease      Month to month
                     & Warehouse
Madrid, Spain        Administrative Offices,                20,000      Lease      September 2006
                     Manufacturing & Pro-
                     Duction
Neumarkt, Italy      Administrative Offices
                     & Warehouse                            23,200      Own        N/A
Hamburg, Germany     Administrative Offices                 25,400      Lease      September 2003
Bleckede, Germany    Manufacturing & Produc-               100,000      Own        N/A
                     tion, Warehouse
Various, Germany(1)  Sales & Administrative                Various      Leases     Various
                     Offices

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

      The Company has been named as a defendant in two lawsuits alleging that consumption of certain of its products containing ephedrine caused injuries and damages to two individuals. The Company disputes the allegations and is opposing the lawsuits. The Company believes that, after taking into consideration the Company's insurance coverage, such lawsuits, if successful, would not have a material adverse effect on the Company's financial condition. The Company cannot assure you that it will not be subject to further private civil actions with respect to its ephedrine products or that product liability insurance will continue to be available. See "Product Liability Insurance" under Item 1.

      The Company has been in discussions with the FTC regarding advertising with respect to the Company's PhenCal products. See "Government Regulation" under Item 1. above for further information.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2000.

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

      The high and low closing prices of the Company's Class A common stock for each quarter of fiscal 2000, 1999 and 1998, respectively, are set forth below:

      FISCAL YEAR ENDED MAY 31, 2000:            HIGH        LOW
                                                 ----        ---
      First Quarter............................ $ 5.31      $ 3.56
      Second Quarter...........................   4.19        3.06
      Third Quarter............................   4.88        3.19
      Fourth Quarter...........................   4.06        3.25

      FISCAL YEAR ENDED MAY 31, 1999:
      First Quarter............................ $17.38      $ 8.81
      Second Quarter...........................  10.75        4.25
      Third Quarter............................   7.50        5.25
      Fourth Quarter...........................   6.50        4.50

                                                 HIGH        LOW
                                                 ----        ---
      FISCAL YEAR ENDED MAY 31, 1998:
      First Quarter............................ $19.75      $12.25
      Second Quarter...........................  15.25       10.38
      Third Quarter............................  15.13       10.75
      Fourth Quarter...........................  16.13       11.00

      The Company paid an annual dividend of $0.15 per share (quarterly dividend of $0.0375 per share) for fiscal 2000, 1999 and 1998. In addition, the Company paid a quarterly dividend of $0.0375 per share subsequent to year end. The dividend was declared to be payable on June 20, 2000 to holders of all classes of common stock of record at the close of business on June 12, 2000. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company's credit agreement entered into with Bankers Trust Company, effective June 30, 2000, contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock (See Note 7 to the Consolidated Financial Statements). Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

      The closing price of the Company's Class A common stock on August 3, 2000 was $2.94. The approximate number of stockholders of record on August 3, 2000 was 340.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The following selected consolidated financial data as of, and for the fiscal years ended May 31, 1996 through May 31, 2000 have been derived from the Company's consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(DOLLARS IN THOUSANDS)                                                           FISCAL YEAR ENDED MAY 31,
                                                      -----------------------------------------------------------------------------
                                                        1996             1997             1998             1999             2000
                                                      ---------        ---------        ---------        ---------        ---------
INCOME STATEMENT DATA:
 Net sales ....................................       $ 186,405        $ 218,566        $ 250,542        $ 335,488        $ 364,668
 Cost of goods sold ...........................         116,177          136,875          161,334          221,062          228,573
                                                      ---------        ---------        ---------        ---------        ---------
 Gross profit .................................          70,228           81,691           89,208          114,426          136,095
                                                      ---------        ---------        ---------        ---------        ---------
 Operating expenses ...........................          41,068           51,745           60,903          104,834          118,197
 Severance, recruiting and
   reorganization costs .......................            --               --               --              3,062            4,116
 Management and employee compensation charges .            --             14,495              401              804              301
 Plant consolidation and transition ...........            --               --               --              5,113             --
 Other inventory related charges ..............            --               --               --              4,115             --
 Asset impairment costs .......................            --              2,095             --                535             --
                                                      ---------        ---------        ---------        ---------        ---------
    Total operating expenses ..................          41,068           68,335           61,304          118,463          122,614
                                                      ---------        ---------        ---------        ---------        ---------
 Income (loss) from operations ................          29,160           13,356           27,904           (4,037)          13,481
 Other income (expense):
   Interest, net ..............................          (3,736)          (5,791)          (4,219)          (9,550)         (11,086)
   Other ......................................            (253)            (557)            (671)            (430)            (177)
                                                      ---------        ---------        ---------        ---------        ---------
     Total other expense, net .................          (3,989)          (6,348)          (4,890)          (9,980)         (11,263)
                                                      ---------        ---------        ---------        ---------        ---------
 Income (loss) before income taxes ............          25,171            7,008           23,014          (14,017)           2,218
 Income tax expense (benefit) .................          10,207            2,708            9,010           (5,239)           1,145
                                                      ---------        ---------        ---------        ---------        ---------
 Net income (loss) ............................       $  14,964        $   4,300        $  14,004        $  (8,778)       $   1,073
                                                      =========        =========        =========        =========        =========
Weighted average shares
 outstanding, in thousands (1):
 Basic ........................................          17,245           17,866           24,702           24,930           25,042
                                                      =========        =========        =========        =========        =========
 Diluted ......................................          17,245           17,866           25,001           24,930           25,048
                                                      =========        =========        =========        =========        =========

Net income (loss) per share (1):
 Basic ........................................       $    0.87        $    0.24        $    0.57        $   (0.35)       $    0.04
                                                      =========        =========        =========        =========        =========
 Diluted ......................................       $    0.87        $    0.24        $    0.56        $   (0.35)       $    0.04
                                                      =========        =========        =========        =========        =========

(DOLLARS IN THOUSANDS)                                                                  AT MAY 31,
                                                      -----------------------------------------------------------------------------
                                                        1996             1997             1998             1999             2000
                                                      ---------        ---------        ---------        ---------        ---------
BALANCE SHEET DATA:
 Cash and cash equivalents ....................       $   1,592        $   1,259        $     684        $   1,926        $   3,011
 Working capital (2) ..........................          42,605           62,015           85,688           79,001           42,327
 Total assets .................................         133,147          168,756          209,740          256,029          227,268
 Total debt ...................................          68,054           45,094           70,346          115,439           82,880
 Total stockholders' equity ...................          39,332           92,424          103,136           91,780           86,658

(1) During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Earnings per share amounts for fiscal 1996 and 1997 have been restated to conform to the requirements of SFAS No. 128.

(2) Working capital at May 31, 1999 excludes $98,654 due in June 2000 under the Company's credit facility (See Note 7 to the Consolidated Financial Statements). Including such amount, working capital (deficit) amounts to $(19,653) at May 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS. STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION STATEMENTS WHICH ARE PRECEDED BY, FOLLOWED BY OR INCLUDE THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "MAY," "SHOULD" OR SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY

      IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: THE COMPANY'S ABILITY TO IMPLEMENT MORE SOPHISTICATED OPERATING SYSTEMS AND INVENTORY MANAGEMENT PROGRAMS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE IMPACT OF NEW FDA DIETARY SUPPLEMENT REGULATIONS ON THE COMPANY'S PRODUCTS AND MARKETING PLANS, INCLUDING, WITHOUT LIMITATION, PRODUCT LABELING, PRODUCT NAMES AND PRODUCT STRUCTURE/FUNCTION CLAIMS, DEPENDENCE ON INDIVIDUAL PRODUCTS, DEPENDENCE ON INDIVIDUAL CUSTOMERS, MARKET AND INDUSTRY CONDITIONS INCLUDING PRICING, DEMAND FOR PRODUCTS, LEVEL OF TRADE INVENTORIES AND RAW MATERIALS AVAILABILITY AND PRICING, THE SUCCESS OF PRODUCT DEVELOPMENT AND NEW PRODUCT INTRODUCTIONS INTO THE MARKETPLACE, CHANGES IN LAWS AND REGULATIONS, THE COMPANY'S ABILITY TO IDENTIFY, RECRUIT AND INTEGRATE KEY MANAGEMENT PERSONNEL, INCLUDING THE COST AND TIMING THEREOF, LITIGATION AND GOVERNMENT REGULATORY ACTION, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, RESULTS OF MANAGEMENT'S EVALUATION OF ITS BUSINESS OPERATIONS AND STRATEGIES, AND OTHER FACTORS DISCUSSED UNDER "FACTORS AFFECTING FUTURE PERFORMANCE" IN ITEM 1 OF THIS ANNUAL REPORT. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

OVERVIEW

      The Company develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. Net income (loss) for the fiscal years ended May 31, 2000, 1999 and 1998 amounted to $1.1 million, $(8.8) million and $14.0 million, respectively. The Company's operating results for fiscal 2000 and 1999 were affected by several strategic initiatives that were initially and/or primarily implemented during this two-year period. These initiatives included, among others, organizational changes and upgrading management systems (including senior management changes), the decision to reduce domestic SKUs by over two-thirds, the refinement of the Company's growth and business strategies designed to focus on its primary brands and customers, including the introduction of an enhanced marketing plan resulting in significantly increased selling and marketing costs, the expansion of the Company's international operations primarily from the acquisition of Haleko, the closing of the Company's capsule and tablet manufacturing facility in California, the limitation of contract manufacturing (private label) business to select customers that otherwise carry the Company's brands and certain other initiatives.

      The implementation of these initiatives and the refinement of the Company's growth and business strategies is an ongoing process. While the focus of this process is to improve future profitability, no assurance can be given that decisions made by the Company relating to these initiatives will not adversely effect the Company's financial condition and results of operations.

      The Company experienced growth in sales over the past three fiscal years. Net sales were $364.7 million, $335.5 million and $250.5 million for fiscal years 2000, 1999 and 1998, respectively. The Company's growth has been a result of the Company's acquisition strategy, increased demand for the Company's products, including the growth in Schiff(R) Pain Free(TM)/Move Free(TM) sales and the Company's increased penetration of the mass market distribution channel. In July 1998, the Company acquired 100% of the outstanding shares of Haleko Hanseatisches Lebensmittle Kontor GmbH, ("Haleko"), which is the largest sports nutrition company in Europe and is headquartered in Germany. The Company's acquisition of Haleko resulted in incremental net sales of approximately $105.1 million and $73.4 million (ten months) in fiscal 2000 and 1999, respectively. Haleko had sales of approximately $69.0 million for the twelve months ending May 31, 1998.

      The following table shows selected items as reported and as a percentage of net sales for the years indicated:

                                              2000                             1999                               1998
                                  ----------------------------     -----------------------------      ----------------------------
                                                                     (DOLLARS IN THOUSANDS)
Net sales ....................    $    364,668           100.0%    $    335,488            100.0%     $    250,542           100.0%
Cost of goods
  sold .......................         228,573            62.7          221,062             65.9           161,334            64.4
                                  ------------    ------------     ------------     ------------      ------------    ------------
Gross profit .................         136,095            37.3          114,426             34.1            89,208            35.6
                                  ------------    ------------     ------------     ------------      ------------    ------------
Operating
  expenses ...................         118,197            32.4          104,834             31.3            60,903            24.3
Severance, recruiting and
  reorganizational costs .....           4,116             1.1            3,062               .9              --              --
Management and employee
  compensation
  charges ....................             301              .1              804               .2               401              .2
Plant consolidation and
  transition .................            --              --              5,113              1.5              --              --
Other inventory related
  charges ....................            --              --              4,115              1.2              --              --
Asset impairment costs .......            --              --                535               .2              --              --
                                  ------------    ------------     ------------     ------------      ------------    ------------
Total operating
  expenses ...................         122,614            33.6          118,463             35.3            61,304            24.5
                                  ------------    ------------     ------------     ------------      ------------    ------------
Income (loss)from
  operations .................          13,481             3.7           (4,037)            (1.2)           27,904            11.1
Other expense, net ...........          11,263             3.1            9,980              3.0             4,890             2.0
Income tax expense
  (benefit)  .................           1,145              .3           (5,239)            (1.6)            9,010             3.5
                                  ------------    ------------     ------------     ------------      ------------    ------------
Net income (loss) ............    $      1,073              .3%    $     (8,778)            (2.6)%    $     14,004             5.6%
                                  ============    ============     ============     ============      ============    ============


RESULTS OF OPERATIONS
(FISCAL 2000 COMPARED TO FISCAL 1999)

      NET SALES. Net sales for the fiscal year ended May 31, 2000 increased $29.2 million, or 8.7%, to $364.7 million from $335.5 million for the fiscal year ended May 31, 1999. The following table shows comparative net sales results categorized by distribution channel as reported and as a percentage of net sales for the fiscal years indicated (dollars in thousands):

                                          2000                     1999
                                  --------------------     --------------------
Mass market ..................    $180,927        49.7%    $152,046        45.4%
Health food stores ...........      34,642         9.5       56,178        16.7
Health clubs and gyms ........      22,326         6.1       24,960         7.4
International markets ........     122,605        33.6       89,189        26.6
Contract manufacturing .......         378          .1        8,474         2.5
Other ........................       3,790         1.0        4,641         1.4
                                  --------    --------     --------    --------
      Total ..................    $364,668       100.0%    $335,488       100.0%
                                  ========    ========     ========    ========

      Sales to mass market customers (including food, drug, mass, club and convenience stores) increased approximately 19.0% to $180.9 million in fiscal 2000 from $152.0 million in fiscal 1999. The increase in sales to mass market customers was primarily the result of increased sales to existing accounts of certain leading branded products, including Schiff(R) Pain Free(TM)/Move Free(TM), offset by reduced volumes of certain other branded products primarily due to the Company's SKU reduction program and a temporary delay in the introduction of new products (primarily during the first nine months of fiscal
2000). Gross sales of the Company's Schiff(R) Pain Free(TM)/Move Free(TM) products amounted to $111.3 million for fiscal 2000 compared to $71.1 million for fiscal 1999.

      Sales to health food stores decreased approximately 38.3% to $34.6 million for fiscal 2000 from $56.2 million for fiscal 1999. Sales to health clubs and gyms decreased approximately 10.6% to $22.3 million for fiscal 2000 from $25.0 million for fiscal 1999. The decrease in sales resulted primarily from the Company's increased focus on the mass market distribution channel as well as a temporary delay in the introduction of new products into the health food, and health club and gym distribution channels. Gross sales of new products, including line extensions, amounted to approximately $10.4 million for fiscal 2000 compared to approximately $29.8 million for fiscal 1999.

      Sales to international markets increased 37.5% to $122.6 million for the year ended May 31, 2000 from $89.2 million for the year ended May 31, 1999. The increase in sales to international markets resulted primarily from the Company's acquisition of Haleko in July 1998 and the growth in Haleko's sportswear business. Haleko's net sales amounted to $105.1 million and $73.4 million, respectively, for the years ended May 31, 2000 and May 31, 1999. The Company's financial results for fiscal 2000 included Haleko's operating results for an entire year (compared to ten months included in fiscal 1999).

      Contract manufacturing (private label) sales volume decreased approximately 95.5% to $0.4 million for fiscal 2000 from $8.5 million for fiscal 1999. The decrease in contract manufacturing sales is consistent with the Company's decision to limit contract manufacturing business to select customers that otherwise carry the Company's brands. Private label business for customers that otherwise carry the Company's brands are included in the net sales amounts for the distribution channel applicable to such customer.

      The Company's three largest customers accounted for approximately 44% of the Company's aggregate net sales for the year ended May 31, 2000 and 43% for the year ended May 31, 1999.

      GROSS PROFIT. Gross profit increased approximately 18.9% to $136.1 million for the year ended May 31, 2000 from $114.4 million for the year ended May 31, 1999. Gross profit, as a percentage of net sales, was 37.3% for the year ended May 31, 2000 compared to 34.1% for the year ended May 31, 1999.

      The increase in the gross profit percentage resulted primarily from a change in domestic sales mix, efficiencies from consolidation of the Company's capsule and tablet manufacturing facilities, increased higher margin international sales, and reduced credits for returned products and decreased inventory related costs.

      OPERATING EXPENSES. Operating expenses, including certain severance, recruiting and reorganization costs, increased approximately 3.5% to $122.6 million for fiscal 2000 from $118.5 million for fiscal 1999. During fiscal 2000 the Company continued its initiative for organizational changes and upgrading of management systems (including senior management changes) that resulted in approximately $4.3 million of costs incurred during the year. During fiscal 1999 the Company recognized, in aggregate, approximately $12.8 million in charges relating to the consolidation of capsule and tablet manufacturing to its Utah facility, severance costs related to the departure of a former CEO and the termination of approximately twenty employees and other inventory charges resulting from charitable contributions and excess labels, packaging and discontinuation of certain SKUs to comply with DSHEA product labeling requirements effective March 1999. Excluding these charges for the respective periods, operating expenses increased $12.7 million, or 12.0% during fiscal 2000 in comparison to fiscal 1999 primarily due to increased selling and marketing expenses.

      Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased approximately 16.8% to $81.8 million for fiscal 2000 from $70.1 million for fiscal 1999. The increase in selling and marketing expenses resulted primarily from the acquisition of Haleko, increased advertising and promotion costs associated with the Company's brand building initiatives and personnel costs required to handle higher sales volumes. The Company expects its selling and marketing expenses, as a percentage of sales, to increase in future years.

      General and administrative expenses increased approximately 5.7% to $28.4 million for the year ended May 31, 2000 compared to $26.9 million for the year ended May 31, 1999. The increase in general and administrative expenses for fiscal 2000 resulted primarily from the acquisition of Haleko and increased employee compensation and other personnel costs, partially offset by a reduction in legal costs.

      OTHER EXPENSE. Other expense, net, amounted to $11.3 million for the year ended May 31, 2000 compared to $10.0 million for the year ended May 31, 1999. The net increase of approximately $1.3 million resulted primarily from increased fees and interest costs associated with extending the maturity date of the previous credit facility, together with an overall higher effective borrowing rate.

      INCOME TAXES. Provision for income taxes amounted to $1.1 million for the year ended May 31, 2000 compared to a tax benefit of $5.2 million for the year ended May 31, 1999. The income tax expense resulted primarily from realization of pre-tax earnings for fiscal 2000 in comparison to a pre-tax loss for fiscal 1999. Effective tax rate changes result primarily from tax rate differences for the Company's domestic and international operations.

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

      The following table shows comparative net sales results categorized by distribution channel as reported and as a percentage of net sales for the fiscal years indicated (dollars in thousands):

                                         1999                     1998
                                 --------------------     --------------------
Mass market .................    $152,046        45.4%    $110,388        44.4%
Health food stores ..........      56,178        16.7       61,742        24.6
Health clubs and gyms .......      24,960         7.4       25,853        10.3
International markets .......      89,189        26.6       17,295         6.6
Contract manufacturing ......       8,474         2.5       30,341        12.1
Other .......................       4,641         1.4        4,923         2.0
                                 --------    --------     --------    --------
      Total .................    $335,488       100.0%    $250,542       100.0%
                                 ========    ========     ========    ========

      Sales to mass market customers and international markets increased during 1999 compared to 1998. Sales to mass market customers increased approximately 37.7% to $152.0 million in 1999 from $110.4 million in 1998. The increase in sales to mass market customers resulted primarily from increased penetration of the market and the sale of new products offset by the effects of the Company's fiscal 1999 strategic initiatives. Gross sales of Schiff(R) Pain Free(TM)/Move Free(TM) amounted to approximately $71.1 million for the year ended May 31, 1999 compared to $17.9 million for the year ended May 31, 1998.

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

      Overall sales to health food stores decreased approximately 9.0% to $56.2 million for fiscal 1999 compared to $61.7 million for fiscal 1998. The decrease in sales resulted primarily from the Company's increased focus on the mass market distribution channel together with certain individual retailers in the health food distribution channel. Sales to GNC, the Company's most significant health food retailer, remained relatively constant in fiscal 1999 compared to fiscal 1998, whereas sales to other health food stores decreased in fiscal 1999 compared to fiscal 1998.

      Sales to health clubs and gyms decreased approximately 3.5% to $25.0 million for fiscal 1999 from $25.9 million for fiscal 1998. The decrease resulted primarily from reduced volumes with certain distributors.

      Contract manufacturing (private label) sales volume decreased approximately 72.1% to $8.5 million for the year ended May 31, 1999 from $30.3 million for the year ended May 31, 1998. The decrease in contract manufacturing sales is consistent with the Company's decision to limit contract manufacturing business to select customers that otherwise carry the Company's brands.

      The Company's three largest customers accounted for approximately 43% of net sales for the year ended May 31, 1999 and 41% for the year ended May 31, 1998.

      GROSS PROFIT. Gross profit increased approximately 28.3% to $114.4 million for the year May 31, 1999 from $89.2 million for the year ended May 31, 1998. Gross profit, as a percentage of net sales, was 34.1% for the year ended May 31, 1999 compared to 35.6% for the year ended May 31, 1998. The decrease in the gross profit percentage resulted primarily from inventory charges recognized due to the Company's domestic SKU reduction program together with associated credits for returned goods.

      OPERATING EXPENSES. Operating expenses increased approximately 93.2% to $118.5 million for the year ended May 31, 1999 from $61.3 million for the year ended May 31, 1998. As discussed previously, the Company initiated several strategic decisions during fiscal 1999, including, among others, the closing of its California-based capsule and tablet manufacturing facility, the implementation of a domestic SKU reduction program, organizational changes and upgrading management systems, and the expansion of the Company's international operations. These initiatives, together with the acquisition of Haleko, general sales growth and increased legal costs, resulted in a significant increase in total operating expenses.

      Selling and marketing expenses increased approximately 78.6% to $70.1 million for the year ended May 31, 1999 from $39.2 million for the year ended May 31, 1998. Selling and marketing expenses as a percentage of net sales were 20.9% for the year ended May 31, 1999 compared to 15.7% for the year ended May 31, 1998. The increase in selling and marketing expense resulted primarily from the Company's acquisition of Haleko and incremental advertising and promotional costs in support of the Company's brand building strategies. Total selling, marketing and advertising costs amounted to $49.8 million in fiscal 1999 compared to $24.2 million in fiscal 1998. Incremental selling and marketing costs resulting from the Haleko acquisition amounted to $18.1 million in fiscal 1999.

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

      INCOME TAXES. The Company recognized an income tax benefit for the fiscal year ended May 31, 1999 as a result of its pretax loss. The Company's overall effective tax rate is higher in fiscal 1999, in comparison to 1998, primarily as a result of a higher effective tax rate associated with Haleko's operating results. Income taxes (benefit), as a percentage of pre-tax income, amounted to approximately 37.4% for the year ended May 31, 1999 compared to 39.2% for the year ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Effective June 30, 2000, the Company and its domestic subsidiaries entered into a new $90.0 million senior credit facility (the "New Credit Facility") with Bankers Trust Company. The New Credit Facility replaced the Company's previous credit facility, which consisted of a revolving line of credit that expired on June 30, 2000.

      The New Credit Facility is comprised of a $30.0 million term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the New Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. The New Credit Facility is being used to fund the normal working capital and capital expenditure requirements of the Company. At the inception of the New Credit Facility, the Company borrowed approximately $64.8 million (together with the proceeds from the subordinated loan discussed below) to repay in full its outstanding obligation under the previous credit facility and related financing costs of the New Credit Facility.

      Concurrently with the New Credit Facility, on June 30, 2000 the Company entered into a $10.0 million senior subordinated loan agreement (the "Subordinated Loan"). The proceeds from the Subordinated Loan were used to repay outstanding obligations under the Company's previous credit facility. The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances.

      The Company had working capital of approximately $42.3 million at May 31, 2000 compared to $79.0 million at May 31, 1999 (excluding $98.7 million outstanding at May 31, 1999 under the previous credit agreement; See Note 7 to the Consolidated Financial Statements). The decrease in working capital resulted primarily from reduced receivables and inventories. Current receivables and inventories decreased $7.0 million and $16.5 million, respectively, during the year ended May 31, 2000. The decrease in receivables was primarily attributable to a change in customer sales mix. The decrease in inventories was primarily attributable to improved inventory management, including the Company's SKU reduction program.

      During fiscal 2000, the Company's aggregate current and long-term debt decreased approximately $32.6 million to $82.9 million at May 31, 2000, primarily as a result of the decrease in receivables and inventories.

      The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under both the New Credit Agreement and Haleko's approximate $18.6 million secured credit facility (see Note 7 to the Consolidated Financial Statements). The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions, if any, may require other debt financing or the issuance of additional equity.

      The Company paid an annual dividend of $0.15 per share (quarterly dividend of $0.0375 per share) for fiscal 2000. In addition, the Company paid a quarterly dividend of $0.0375 per share subsequent to year end. The dividend was declared to be payable on June 20, 2000 to holders of all classes of common stock of record at the close of business on June 12, 2000. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the New Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's financial statements for the year ending May 31, 2001. The Company does not expect the impact of adopting SFAS No. 133 to be material in relation to its financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 establishes accounting and reporting standards for the recognition of revenue. It states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. SAB 101 is effective for the Company's financial statements in the fiscal quarter beginning March 1, 2001. The Company has not determined the impact of adopting SAB 101 to the Company's financial statements.

YEAR 2000

            As of August 29, 2000, the Company is not aware of any material year 2000 problems in any of its critical systems and services. In addition, the Company has not received any notification from any supplier of critical systems or services of any material year 2000 related problems in their businesses. In the event that any year 2000 related problems arise in the future, the Company formulated a year 2000 plan to address such issues. However, although the Company has a year 2000 plan, no assurance can be given that such plan will be able to solve all year 2000 issues that might still arise or that the failure to solve any such year 2000 issue will not have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following discussion involves forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections by the Company of future events or losses.

      The Company's cash flows and net earnings are subject to fluctuations resulting from changes in interest rates and foreign exchange rates. The Company currently is not party to any significant derivative instruments and its current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposure. The Company does not use financial instruments for trading purposes.

      The Company measures its market risk, related to its holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. The Company does not believe that a hypothetical 10% change in interest rates would nave a material effect on the Company's pretax earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data for the Company are on the following pages F-1 through F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                     WEIDER NUTRITION INTERNATIONAL, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................................F-2

Consolidated Balance Sheets at May 31, 2000 and 1999........................F-3

Consolidated Statements of Operations, Years Ended
May 31, 2000, 1999 and 1998.................................................F-4

Consolidated Statements of Stockholders' Equity,
Years Ended May 31, 2000, 1999 and 1998.....................................F-5

Consolidated Statements of Cash Flows, Years
Ended May 31, 2000, 1999 and 1998...........................................F-6

Notes to Consolidated Financial Statements..................................F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Weider Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Weider Nutrition International, Inc. and subsidiaries (collectively, the "Company") as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weider Nutrition International, Inc. and subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
August 18, 2000

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2000 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                                                                     2000                1999
                                                                                                ---------------     ---------------
Current assets:
  Cash and cash equivalents ................................................................    $         3,011     $         1,926
  Receivables, net (Note 3) ................................................................             53,522              60,524
  Inventories (Note 4) .....................................................................             47,113              63,658
  Prepaid expenses and other ...............................................................              4,982               4,712
  Deferred taxes (Note 8) ..................................................................              6,560               7,387
                                                                                                ---------------     ---------------

           Total current assets ............................................................            115,188             138,207
                                                                                                ---------------     ---------------

Property and equipment, net (Note 5) .......................................................             47,198              48,872
                                                                                                ---------------     ---------------

Other assets:
  Intangible assets, net (Note 6) ..........................................................             49,412              51,980
  Deposits and other assets ................................................................              6,745              12,806
  Notes receivable related to
    stock performance units (Note 9) .......................................................              4,188               4,164
  Deferred taxes (Note 8) ..................................................................              4,537                --
                                                                                                ---------------     ---------------

           Total other assets ..............................................................             64,882              68,950
                                                                                                ---------------     ---------------

                     Total assets ..........................................................    $       227,268     $       256,029
                                                                                                ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................................    $        32,650     $        25,492
  Accrued expenses .........................................................................             21,735              18,406
  Earnout amounts payable (Note 2) .........................................................              2,796               3,246
  Current portion of long-term debt (Note 7) ...............................................             15,131             110,716
  Income taxes payable .....................................................................                549                --
                                                                                                ---------------     ---------------

           Total current liabilities .......................................................             72,861             157,860
                                                                                                ---------------     ---------------

Long-term debt (Note 7) ....................................................................             67,749               4,723
                                                                                                ---------------     ---------------

Deferred taxes (Note 8) ....................................................................               --                 1,666
                                                                                                ---------------     ---------------

Commitments and contingencies (Notes 2, 7, 9, 10 and 11)

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding ................................               --                  --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-9,363,778 (2000) and 9,334,036 (1999) ......................................                 94                  93
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432 (2000 and 1999) .................................................                157                 157
  Additional paid-in capital ...............................................................             83,225              82,985
  Other accumulated comprehensive loss .....................................................             (5,003)             (2,331)
  Retained earnings ........................................................................              8,185              10,876
                                                                                                ---------------     ---------------

           Total stockholders' equity ......................................................             86,658              91,780
                                                                                                ---------------     ---------------

                     Total liabilities and stockholders' equity ............................    $       227,268     $       256,029
                                                                                                ===============     ===============

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             2000                  1999                  1998
                                                                        ---------------       ---------------       ---------------
Net sales ........................................................      $       364,668       $       335,488       $       250,542

Cost of goods sold ...............................................              228,573               221,062               161,334
                                                                        ---------------       ---------------       ---------------

Gross profit .....................................................              136,095               114,426                89,208
                                                                        ---------------       ---------------       ---------------

Operating expenses:
  Selling and marketing ..........................................               81,843                70,072                39,230
  General and administrative .....................................               28,429                26,895                15,515
  Research and development .......................................                4,599                 4,629                 3,983
  Amortization of intangible assets ..............................                3,326                 3,238                 2,175
  Severance, recruiting and
    reorganization costs .........................................                4,116                 3,062                  --
  Management and employee
    compensation charges .........................................                  301                   804                   401
  Plant consolidation and transition .............................                 --                   5,113                  --
  Other inventory related charges ................................                 --                   4,115                  --
  Asset impairment costs .........................................                 --                     535                  --
                                                                        ---------------       ---------------       ---------------

           Total operating expenses ..............................              122,614               118,463                61,304
                                                                        ---------------       ---------------       ---------------

Income (loss) from operations ....................................               13,481                (4,037)               27,904
                                                                        ---------------       ---------------       ---------------

Other income (expense):
  Interest income ................................................                  697                   629                   599
  Interest expense ...............................................              (11,783)              (10,179)               (4,818)
  Other ..........................................................                 (177)                 (430)                 (671)
                                                                        ---------------       ---------------       ---------------

           Total other expense, net ..............................              (11,263)               (9,980)               (4,890)
                                                                        ---------------       ---------------       ---------------

Income (loss) before income taxes ................................                2,218               (14,017)               23,014

Income tax expense (benefit) .....................................                1,145                (5,239)                9,010
                                                                        ---------------       ---------------       ---------------

Net income (loss) ................................................      $         1,073       $        (8,778)      $        14,004
                                                                        ===============       ===============       ===============


Weighted average shares outstanding:
  Basic ..........................................................           25,042,073            24,930,272            24,702,283
                                                                        ===============       ===============       ===============
  Diluted ........................................................           25,048,106            24,930,272            25,000,616
                                                                        ===============       ===============       ===============

Net income (loss) per share:
  Basic ..........................................................      $          0.04       $         (0.35)      $          0.57
                                                                        ===============       ===============       ===============
  Diluted ........................................................      $          0.04       $         (0.35)      $          0.56
                                                                        ===============       ===============       ===============

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                             OTHER
                                            CLASS A         CLASS B       ADDITIONAL      ACCUMULATED
                                            COMMON          COMMON         PAID-IN       COMPREHENSIVE     RETAINED
                                            STOCK           STOCK          CAPITAL            LOSS         EARNINGS      TOTAL
                                         -------------- --------------- ---------------  ---------------  ----------  -----------
Balance at June 1, 1997 ...............  $           90 $           157 $        79,271  $          (177) $   13,083  $    92,424

 Comprehensive income:
  Net income ..........................            --              --              --               --        14,004       14,004
  Foreign currency translation
    adjustments .......................            --              --              --                 12        --             12
                                                                                                                      -----------
           Total comprehensive
         Income .......................                                                                                    14,016
   Issuance of stock in
    connection with
    performance units
    (Note 9) ..........................               1            --               400             --          --            401
   Dividends paid on common
    Stock .............................            --              --              --               --        (3,705)      (3,705)
                                         -------------- --------------- ---------------  ---------------  ----------  -----------

Balance at May 31, 1998 ...............              91             157          79,671             (165)     23,382      103,136

Comprehensive loss:
  Net loss ............................            --              --              --               --        (8,778)      (8,778)
  Available-for-sale securities
    valuation adjustment ..............            --              --              --             (1,691)       --         (1,691)
  Foreign currency translation
    adjustments .......................            --              --              --               (475)       --           (475)
                                                                                                                      -----------
           Total comprehensive
            loss ......................                                                                                   (10,944)
  Issuance of stock in
    connection with
    acquisition (Note 2) ..............               1            --             2,599             --          --          2,600
  Issuance of stock in
    connection with
    performance units (Note 9) ........               1            --               803             --          --            804
  Tax loss from performance
    units .............................            --              --              (226)            --          --           (226)
  Stock options exercised .............            --              --               138             --          --            138
  Dividends paid on common
    stock .............................            --              --              --               --        (3,728)      (3,728)
                                         -------------- --------------- ---------------  ---------------  ----------  -----------

Balance at May 31, 1999 ...............              93             157          82,985           (2,331)     10,876       91,780

Comprehensive loss:
  Net income ..........................            --              --              --               --         1,073        1,073
  Available-for-sale securities
    valuation adjustment ..............            --              --              --               (200)       --           (200)
  Foreign currency translation
    adjustments .......................            --              --              --             (2,472)       --         (2,472)
                                                                                                                      -----------
           Total comprehensive loss ...                                                                                    (1,599)
  Issuance of stock in
    connection with
    performance units (Note 9) ........               1            --               300             --          --            301
  Tax loss from performance
    units .............................            --              --               (72)            --          --            (72)
  Stock options exercised .............            --              --                12             --          --             12
  Dividends paid on common
    stock .............................            --              --              --               --        (3,764)      (3,764)
                                         -------------- --------------  ---------------  ---------------  ----------  -----------

Balance at May 31, 2000 ...............  $           94 $           157 $        83,225  $        (5,003) $    8,185  $    86,658
                                         ============== =============== ===============  ===============  ==========  ===========

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                               2000                1999                 1998
                                                                          ---------------     ---------------     ---------------
Cash flows from operating activities:
  Net income (loss) ..................................................    $         1,073     $        (8,778)    $        14,004

  Adjustments to reconcile net income (loss) to net
    cash provided by (used in)
    operating activities:
      Provision for bad debts ........................................              2,074               1,094                 273
      Deferred taxes .................................................             (1,289)               (211)                860
      Depreciation, amortization and
        asset impairment .............................................             10,959              14,135               7,996
      Management and employee stock
        compensation charges .........................................                301                 804                 401
      Tax loss from performance units ................................                (72)               (226)               --
  Changes in operating assets and liabilities-net of
    assets acquired:
           Receivables ...............................................              6,512               5,362              (8,805)
           Inventories ...............................................             17,683               6,531             (19,741)
           Prepaid expenses and other ................................               (254)               (694)               (564)
           Deposits and other assets .................................              5,354               6,878              (4,804)
           Accounts payable ..........................................              3,325              (3,971)              3,632
           Other current liabilities .................................              3,200              (3,386)              1,388
                                                                          ---------------     ---------------     ---------------

      Net cash provided by (used in)
        operating activities .........................................             48,866              17,538              (5,360)
                                                                          ---------------     ---------------     ---------------

Cash flows from investing activities:
  Purchase of property and equipment .................................             (5,877)            (11,409)            (11,870)
  Proceeds from disposition of property
    and equipment ....................................................                148               1,040                --
  Increase in notes receivable .......................................                (24)               (177)             (3,987)
  Purchase of intangible assets ......................................               (267)             (1,050)               --
  Purchase of companies, net of cash acquired ........................             (1,164)            (24,326)               --
  Purchase of available-for-sale securities ..........................               --                (4,998)               --
                                                                          ---------------     ---------------     ---------------



      Net cash used in investing activities ..........................             (7,184)            (40,920)            (15,857)
                                                                          ---------------     ---------------     ---------------

Cash flows from financing activities:
  Issuance of common stock ...........................................                 12                 138                --
  Dividends paid .....................................................             (3,764)             (3,728)             (3,705)
  Proceeds from long-term debt .......................................              4,143              33,757              27,438
  Payments on long-term debt .........................................            (34,628)             (3,174)             (2,186)
                                                                          ---------------     ---------------     ---------------

      Net cash provided by (used in)
       financing activities ..........................................            (34,237)             26,993              21,547
                                                                          ---------------     ---------------     ---------------

Effect of exchange rate changes on cash ..............................             (6,360)             (2,369)               (905)
                                                                          ---------------     ---------------     ---------------

Increase (decrease) in cash and cash
  equivalents ........................................................              1,085               1,242                (575)

Cash and cash equivalents, beginning of year .........................              1,926                 684               1,259
                                                                          ---------------     ---------------     ---------------

Cash and cash equivalents, end of year ...............................    $         3,011     $         1,926     $           684
                                                                          ===============     ===============     ===============

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                             2000           1999          1998
                                           --------       --------      --------
Cash paid during the year for:
  Interest ..........................      $ 12,741       $  8,238      $  4,930
  Income taxes (net of refunds) .....          (597)           276         4,792

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In connection with the acquisitions of net assets from other companies (see
Note 2), the Company assumed liabilities as follows for the years ended May 31:

                                             2000           1999
                                           --------       --------

Fair value of assets acquired ..........   $  4,573       $ 39,393
Cost in excess of fair value of
  net assets acquired ..................      1,113         20,440
Cash paid, net of cash acquired ........     (1,164)       (24,326)
Stock issued ...........................       --           (2,600)
Debt and liabilities issued ............        (54)        (4,900)
                                           --------       --------

Liabilities assumed ....................   $  4,468       $ 28,007
                                           ========       ========

  Note:  There were no acquisitions consummated during fiscal 1998.

                                                                     (Concluded)

                 See notes to consolidated financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MAY 31, 2000, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

      Prior to the IPO, the Board of Directors (the "Board") authorized the Company to issue shares of Class B common stock to WHF in exchange for its Class A holdings. A total of 15,687,432 shares of Class B common stock were issued to WHF. Each holder of Class B common stock is entitled to ten votes per share on all matters presented to a vote of stockholders, including the election of directors.

      DESCRIPTION OF BUSINESS--The Company develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. The Company markets its branded nutritional supplement products, both domestically and internationally, through mass market, health foods store and health club and gym distribution channels. The Company also markets a line of sportswear in Europe, primarily in Germany.

      USE OF ESTIMATES AND ASSUMPTIONS IN PREPARING FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Such estimates include, among others, the allowance for doubtful accounts, the allowance for sales returns and the accrual for pending litigation costs. Actual results could differ from the estimates.

      CASH EQUIVALENTS--Cash equivalents include highly liquid investments with an original maturity of three months or less.

      INVENTORIES--Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      BARTER TRANSACTIONS- During fiscal 1998, the Company entered into a barter transaction whereby inventories in the amount of $4.5 million, at cost, were exchanged for cash of $0.4 million and advertising credits of $4.1 million. The Company expenses the capitalized barter credits over a three-year period. Capitalized barter credits amounted to approximately $1.3 million at May 31, 2000. The advertising credits do not have an expiration date. The Company accounts for such transactions at the lower of the net realizable value of the inventory or the barter credits.

      INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES--During fiscal 1999, the Company invested in certain "available-for-sale" equity securities with an original cost of $4,998. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, these securities are recorded at fair value with the accompanying unrealized holding gains (losses), net of income tax effects, included as a separate component of stockholders' equity. At May 31, 2000, unrealized losses of $3,152, net of income tax benefits of $1,261, were included in other accumulated comprehensive loss in the accompanying financial statements.

      PROPERTY AND EQUIPMENT--Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense was $7,633
(2000), $7,708 (1999) and $5,667 (1998), computed primarily using the straight-line method over the estimated useful lives of 31 to 50 years for buildings, 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements.

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

      LONG-LIVED ASSETS--Impairment of long-lived assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of." The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The Company recognized an asset impairment in the amount of $535 in fiscal 1999.

      INCOME TAXES--The Company records in its balance sheet deferred income tax liabilities and assets for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      NET SALES--The Company recognizes sales upon shipment of a product to a customer. Allowances are made for uncollectible accounts and future sales returns. The Company's three largest customers accounted for approximately 44%, 43% and 41%, respectively, of net sales in fiscal 2000, 1999 and 1998. At May 31, 2000 and 1999, amounts due from these customers represented approximately 43% and 41%, respectively, of total trade accounts receivable. The Company's Schiff(R) Pain Free(TM)/Move Free(TM) product accounted for 29%, 20% and 8% of net sales for fiscal 2000, 1999 and 1998, respectively.

      STOCK-BASED COMPENSATION--In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which became effective for the Company beginning June 1, 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees. The Company decided to disclose the effect of SFAS No. 123 on a proforma basis and to continue to follow Accounting Principles Board ("APB") Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation. Accordingly, the appropriate required disclosure of the effects of SFAS No. 123 are included in Note 9.

      OTHER ACCUMULATED COMPREHENSIVE INCOME (LOSS)--During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of other accumulated comprehensive income (loss) and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other accumulated comprehensive income (loss) by their nature in a financial statement and (b) display the balance of other accumulated comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.

      NET INCOME (LOSS) PER SHARE--During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting net income (loss) per share. Net income (loss) per share is computed by both the basic and diluted methods. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options and performance units (Note 9) as well as warrants (Note
7). Common stock options and performance units were antidilutive during fiscal 1999 and, accordingly, were not included in the computation of diluted net loss per share.

      FINANCIAL INSTRUMENTS--The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

      FOREIGN CURRENCY TRANSLATION-The Company considers local currency as the functional currency for its foreign operations. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at an average of month-end rates. At May 31, 2000, unrealized foreign currency translation losses of $7,363, net of income tax benefits of $4,251, were included in other accumulated comprehensive loss in the accompanying financial statements.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      RECENTLY ISSUED ACCOUNTING STANDARDS--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's financial statements for the year ending May 31, 2001. The Company does not expect the impact of adopting SFAS No. 133 to be material in relation to its financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 establishes accounting and reporting standards for the recognition of revenue. It states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the seller's price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. SAB 101 is effective for the Company's financial statements in the fiscal quarter beginning March 1, 2001. The Company has not determined the impact of adopting SAB 101 to the Company's financial statements.

      RECLASSIFICATIONS--Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

2.    ACQUISITIONS

      In August 1999, the Company acquired the remaining 50% of the outstanding shares of Sy-Fra Sportalimenti di Frank Sambo & Company SrL and Haleko Italia SrL, previously 50% owned corporations, organized under the laws of Italy. The Company accounted for this acquisition as a purchase. The purchase price, net of cash acquired, consisted of $1.2 million in cash and the recognition of $1.1 million in goodwill, subject to final allocation of the purchase price. The goodwill is being amortized over 35 years. Proforma information is not provided as the effects are not material.

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

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      The acquisition was accounted for as a purchase transaction. The initial excess of the purchase price over the estimated fair value of the acquired net assets (approximately $20.4 million) was recorded as goodwill which is being amortized over 35 years. The Company has recognized approximately $2.8 million and $3.2 million, respectively, of the earnout agreement based on Haleko's financial performance for fiscal 2000 and 1999. These amounts were recorded as additional goodwill and are being amortized over approximately 33 to 34 years. The earnout payments for fiscal 2000 and 1999 are included as current liabilities in the accompanying balance sheets at May 31, 2000 and 1999.

      The following unaudited proforma results of operations of the Company give the approximate effect to the acquisition of Haleko as though the transaction occurred on June 1, 1997.

                                                       YEAR ENDED MAY 31,
                                                   --------------------------
                                                     1999             1998
                                                   ---------        ---------

      Net sales ............................       $ 347,529        $ 319,683
      Income (loss) from operations ........          (3,464)          31,264
      Net income (loss) ....................          (8,704)          14,329
      Diluted income (loss) per share ......           (0.35)            0.57

3.    RECEIVABLES, NET

      Receivables, net, consist of the following at May 31:

                                                     2000             1999
                                                   ---------        ---------

      Trade accounts .......................       $  61,184        $  63,215
      Income taxes .........................            --              2,195
      Other ................................             929            1,168
                                                   ---------        ---------
                                                      62,113           66,578
      Less allowance for doubtful accounts
       and sales returns ...................          (8,591)          (6,054)
                                                   ---------        ---------

             Total .........................       $  53,522        $  60,524
                                                   =========        =========

4.    INVENTORIES

      Inventories consist of the following at May 31:

                                                     2000             1999
                                                   ---------        ---------

      Raw materials ........................       $  12,493        $  24,364
      Work in process ......................           2,210            3,364
      Finished goods .......................          32,410           35,930
                                                   ---------        ---------

              Total ........................       $  47,113        $  63,658
                                                   =========        =========

      Inventory totaling $1,800 ($4,000 in 1999), primarily consisting of two raw materials, is included as a long-term asset in deposits and other assets in the accompanying balance sheets. The Company expects to consume these raw materials subsequent to fiscal 2001.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at May 31:

                                                       2000          1999
                                                      -------       -------

      Land                                            $ 2,020       $ 1,679
      Buildings                                        12,990        12,343
      Furniture and equipment                          43,837        40,528
      Leasehold improvements                           11,306        11,005
      Construction in progress                            596         1,087
                                                      -------       -------
                                                       70,749        66,642
      Less accumulated depreciation
        and amortization                              (23,551)      (17,770)
                                                      -------       -------

               Total                                  $47,198       $48,872
                                                      =======       =======

6.    INTANGIBLE ASSETS

      Intangible assets consist of the following at May 31:

                                                       2000          1999
                                                      -------       -------

      Cost in excess of fair value
        of net assets acquired                        $54,134       $53,706
      Patents and trademarks                           10,601        10,452
      Noncompete agreements                               187           209
                                                      -------       -------
                                                       64,922        64,367

      Less accumulated amortization                   (15,510)      (12,387)
                                                      -------       -------

               Total                                  $49,412       $51,980
                                                      =======       =======

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7.    LONG-TERM DEBT

      Long-term debt consists of the following at May 31:

                                                       2000          1999
                                                      -------       -------

      Advances under a $90,000 secured
        revolving line of credit bearing interest
        at floating rates (11.78% to 13.50% at
        May 31, 2000) (see below for discussion
       of debt refinancing)                           $65,006       $98,654

      Advances under a $14,000 secured revolving
        line of credit bearing interest at various
        rates ranging from 4.00% to 7.25% (see
        below for discussion of debt refinancing)      13,044         7,604

      Mortgage loan, due in monthly installments,
        bearing interest at 7.63%, due
        February 2009                                   2,631         2,755

      Notes payable arising from the acquisition
        of Haleko bearing interest at various
        rates ranging from 5.50% to 7.00%,
        due 2001 and 2002                               1,247         2,556

      Short term notes payable to original Haleko
        stockholders bearing interest at 6.75%           --           2,705

      Notes payable arising from other previous
        acquisitions                                      539           707

      Other                                               413           458
                                                      -------       -------

            Total                                      82,880       115,439
            Less current portion                      (15,131)     (110,716)
                                                      -------       -------

            Long-term portion                         $67,749       $ 4,723
                                                      =======       =======

      Effective June 30, 2000, the Company and its domestic subsidiaries entered into a new $90.0 million senior credit facility (the "New Credit Facility") with Bankers Trust Company. The New Credit Facility replaced the Company's previous credit facility, which consisted of a revolving line of credit that expired on June 30, 2000.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      The New Credit Facility is comprised of a $30.0 million term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the New Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility bear interest at floating rates (10.00% and 11.00% at June 30, 2000) and the New Credit Facility matures on March 31, 2005.

      The New Credit Facility is being used to fund the normal working capital and capital expenditure requirements of the Company. At the inception of the New Credit Facility, the Company borrowed approximately $64.8 million (together with the proceeds from the subordinated loan discussed below) to repay in full its outstanding obligation under the previous credit facility and related financing costs of the New Credit Facility.

      Concurrently with the New Credit Facility, on June 30, 2000, the Company entered into a $10.0 million senior subordinated loan agreement (the "Subordinated Loan"). The proceeds from the Subordinated Loan were used to repay outstanding obligations under the Company's previous credit facility. The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The Subordinated Loan bears interest at 13% per annum and matures on June 30, 2006. As part of the Subordinated Loan transaction, the Company issued warrants to purchase up to 1,174,955 shares of the Company's Class A common stock at an exercise price of $0.01 per share, subject to certain customary antidilution provisions. The issuance of the warrants, exercised effective August 3, 2000, resulted in the recognition of approximately $3.5 million in "original issue discount" costs that will be recognized as an adjustment to the effective interest rate over the life of the Subordinated Loan. The Company also granted certain registration rights with respect to the common stock issuable under the warrants pursuant to a Registration Rights Agreement dated as of June 30, 2000.

      Amounts outstanding under the previous credit facility have been reclassified as a long-term obligation at May 31, 2000.

      Subsequent to May 31, 2000, Haleko entered into a new, approximate $18.6 million secured revolving line of credit (bearing interest at rates from 5.60% to 8.00%) that matures in June 2001.

      As of May 31, 2000, future payments of long-term debt are presently due as follows: $15,131 (2001), $3,301 (2002), $5,489 (2003), $6,241 (2004), $12,217
(2005), and $40,501 thereafter.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

8.    INCOME TAXES

      The components of income tax expense (benefit) consist of the following for the years ended May 31:

                                                 2000        1999        1998
                                                -------     -------     -------

      Federal:
        Current ............................    $   227     $(3,400)    $ 7,238
        Deferred ...........................        241      (1,220)        248

      Foreign:
        Current ............................      2,235      (1,037)         38
        Deferred ...........................     (1,652)      1,422        --

      State and local:
        Current ............................        (28)       (591)        874
        Deferred ...........................        122        (413)        612
                                                -------     -------     -------

                  Total ....................    $ 1,145     $(5,239)    $ 9,010
                                                =======     =======     =======


      Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:

                                                 2000        1999        1998
                                                -------     -------     -------

      Computed Federal income tax expense
        (benefit) at the statutory
        rate of 34% for fiscal 2000 and
        35% for fiscal 1999 and 1998 .......    $   754     $(4,906)    $ 8,055
      Amortization of cost in excess of
        fair value of net assets acquired ..        178         151         153
      Meals and entertainment ..............         79          39          34
      Foreign Service Corporation benefit ..       (279)        (98)       (220)
      Charitable contributions .............       (287)       (499)        (10)
      Foreign income taxes, other ..........        646         370           4
      State income tax expense (benefit) ...         97        (653)        966
      Other ................................        (43)        357          28
                                                -------     -------     -------

                  Total ....................    $ 1,145     $(5,239)    $ 9,010
                                                =======     =======     =======

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      Net deferred income tax assets consist of the following at May 31:

                                          2000                    1999
                                   --------------------    --------------------
                                                 LONG-                  LONG-
                                   CURRENT       TERM      CURRENT      TERM
                                   --------    --------    --------    --------
Assets:
  Accounts receivable allowances . $  2,507    $   --      $  2,021    $   --
  Inventories adjustment .........    1,136        --         2,528        --
  Deferred compensation ..........     --         1,242        --         1,362
  Accrued vacation and bonuses ...      345        --           327        --
  Accrued other ..................      635         256         508         421
  Amortization of intangibles ....     --           482        --           592
  Capitalized inventory costs ....      530        --         1,195        --
  State and other taxes ..........     --           126        --         1,158
  Basis difference in acquired
    companies ....................     --           844        --            95
  Charitable and net operating
    loss carryovers ..............     --         2,798        --         1,782
  Basis difference in securities .    1,279        --         1,127        --
  Foreign currency adjustment ....     --         4,096        --           821
  Research and development, and
    other credits ................      487        --          --          --
                                   --------    --------    --------    --------

            Total ................    6,919       9,844       7,706       6,231
                                   --------    --------    --------    --------

Liabilities:
  Basis differences in
    fixed assets .................     --         3,853        --         2,853
  Basis differences in
    acquired companies ...........     --          --          --         1,615
  Inventories adjustment .........     --           247        --         1,306
  Amortization of intangibles ....     --           107        --           110
  State taxes ....................      359        --           319        --
  Other ..........................     --         1,100        --         2,013
                                   --------    --------    --------    --------

            Total ................      359       5,307         319       7,897
                                   --------    --------    --------    --------

Deferred income taxes, net ....... $  6,560    $  4,537    $  7,387    $ (1,666)
                                   ========    ========    ========    ========

9.    MANAGEMENT INCENTIVE AND STOCK PLANS

      MANAGEMENT INCENTIVE PLAN--Prior to the Company's IPO, certain employees (the "Recipients") had management incentive agreements (the "Agreements") pursuant to which the employees were granted performance units ("Performance Units") as incentive compensation.

      Simultaneously with the IPO, which triggered a conversion under the Agreements, the Company paid in cash and shares of Class A Common stock the vested portion of the Performance Units. The unvested portion of the performance units (represented by 182,716 restricted shares of Class A common stock as of the IPO date) generally vest (contingent upon continued employment and/or other factors) over a five-year period at 20% per year through May 2002.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

During fiscal 2000, 1999 and 1998, 27,409 shares, 73,087 shares and 36,543 shares, respectively, of Class A common stock vested and became issued and outstanding. The Company recognized compensation charges of $301, $804 and $401 in fiscal 2000, 1999 and 1998, respectively, in connection with the additional vested Class A common shares.

      In order to facilitate the payment of individual income taxes, the Company makes available to each Recipient a loan in principal amount up to 30% of the conversion value of the vested Performance Units held by each Recipient. Such loans to the Recipients bear interest at 8.0% per annum, are repayable five years from the borrowing date and are secured by the Recipients' stock. At May 31, 2000 and 1999, aggregate loans outstanding amounted to $4,188 and $4,164, respectively (see Note 11).

      EQUITY PLAN--The 1997 Equity Participation Plan (the "Equity Plan") provides for the granting of stock options, stock appreciation rights, restricted or deferred stock and other awards ("Awards") to officers, directors, and key employees responsible for the direction and management of the Company and to nonemployee consultants. Under the Equity Plan, a total of 3,500,000 shares of Class A common stock (or the equivalent in other equity securities) are reserved for issuance.

      Stock options granted per the Equity Plan primarily become exercisable after three to five years from the date of grant in equal, ratable amounts per each successive anniversary date. Stock options expire no later than eight years after the date of grant.

      Information relating to stock options issued per the Equity Plan is as follows:
                                                    WEIGHTED
                                       NUMBER      AVERAGE PER
                                         OF        SHARE OPTION      TOTAL
                                       SHARES         PRICE          PRICE
                                     ----------     ----------     ----------
Options outstanding, June 1, 1997 .   1,208,000     $    11.00     $   13,288
   Granted ........................     167,000          12.46          2,082
   Exercised ......................        --             --             --
   Cancelled ......................     (92,000)        (11.00)        (1,012)
                                     ----------     ----------     ----------

Options outstanding, May 31, 1998 .   1,283,000          11.19         14,358
   Granted ........................   1,366,500           6.19          8,464
   Exercised ......................     (12,600)        (11.00)          (138)
   Cancelled ......................    (518,067)        (10.78)        (5,584)
                                     ----------     ----------     ----------

Options outstanding, May 31, 1999 .   2,118,833           8.07         17,100
   Granted ........................   1,038,000           4.52          4,692
   Exercised ......................      (2,333)         (5.06)           (12)
   Cancelled ......................  (1,176,200)         (7.64)        (8,986)
                                     ----------     ----------     ----------

Options outstanding, May 31, 2000 .   1,978,300     $     6.47     $   12,794
                                     ==========     ==========     ==========

Exercisable options, May 31, 2000 .     377,433     $     8.41     $    3,174
                                     ==========     ==========     ==========

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      The weighted average fair market value of options granted during fiscal 2000, 1999 and 1998 amounted to $1.64, $2.57, and $4.92, respectively.

      The Company applied APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for stock options in the accompanying financial statements.

      Proforma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options including the unvested performance units under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively.
                                           2000          1999         1998
                                          -------       -------      -------
      Risk-free interest rate              6.18%         4.64%        5.20%
      Dividend yield                       3.32%         2.48%        1.19%
      Volatility factor                   60.95%        69.21%       50.43%
      Weighted average expected life     2.58 years   2.68 years    3.5 years

      For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. The Company's proforma net income (loss) and net income (loss) per share were as follows:

                                           2000          1999         1998
                                          -------       -------      -------

      Net income (loss), as reported      $ 1,073       $(8,778)     $14,004
      Net income (loss), proforma             857        (9,194)      13,513
      Basic net income (loss) per
        share, as reported                    .04         (.35)        .57
      Diluted net income (loss) per
        share, as reported                    .04         (.35)        .56
      Basic net income (loss) per share,
        proforma                              .03         (.37)        .55
      Diluted net income (loss) per
        share, proforma                       .03         (.37)        .54

      The following table summarizes information about stock options outstanding at May 31, 2000:

                         OPTIONS OUTSTANDING                                                         OPTIONS EXERCISABLE
---------------------------------------------------------------------------                  ----------------------------------
                                                WEIGHTED
                                                 AVERAGE
                                                REMAINING          WEIGHTED                                            WEIGHTED
   RANGE OF                                    CONTRACTUAL          AVERAGE                                            AVERAGE
   EXERCISE                 NUMBER                LIFE             EXERCISE                    NUMBER                  EXERCISE
    PRICES                OUTSTANDING           (IN YEARS)          PRICE                    EXERCISABLE                 PRICE
----------------          -----------          ------------        --------                  -----------               --------
$3.19 to $4.44                418,000                   7.3        $   4.01                        --                  $  --
$4.50 to $5.75              1,038,000                   6.8            5.11                      177,133                  5.32
$11.00 to $13.00              522,300                   5.0           11.13                      200,300                 11.14

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

10.   COMMITMENTS AND CONTINGENCIES

      LEASES--The Company leases warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under several operating lease agreements expiring through 2013. As of May 31, 2000, future minimum payments of $36,422 under the noncancelable operating leases are due as follows: $3,955 (2001), $3,666 (2002), $3,588 (2003), $2,915 (2004),
$2,865 (2005) and $19,433 thereafter. Rental expense amounted to $4,499 (2000), $4,762 (1999) and $4,064 (1998).

      LITIGATION--The Company was named as a defendant in a lawsuit filed in December 1996 alleging unfair competition and false advertising under California law. A settlement agreement with regard to the matter was agreed to in July 1998. In March 1999, the plaintiff's attorney in the California matter filed a lawsuit on behalf of Michael Morelli and an alleged class in the Supreme Court of the State of New York (New York County) alleging similar claims under New York law. In May 1999, the plaintiffs' attorney also filed a lawsuit on behalf of Lisa Fasig and an alleged class in the Circuit Court of Lee County, Florida alleging similar claims under Florida law. The Company disputes the allegations and will vigorously oppose the lawsuits.

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

      ROYALTIES--The Company obtained the exclusive right to use the Weider name and trademarks outside of specified royalty-free territories (most notably North America) throughout the world, with the exceptions of Australia, New Zealand, Japan and South Africa, pursuant to a sublicense agreement dated December 1, 1996 with Mariz Gestao E Investimentos Limitada ("Mariz"). Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of a director of the Company are included among the beneficiaries. Mariz obtained its exclusive international rights to use the Weider name and trademarks pursuant to a license agreement, effective June 1, 1994, between Mariz and certain affiliates, including WHF (the "Licensors"). Pursuant to the license agreement with Mariz, the Company is required to make annual royalty payments to Mariz commencing on December 1, 1998 on sales of the Company's brands in existence on December 1, 1996 in countries covered by the agreement. The royalty payments are to be equal to (i) 4% of sales up to $33.0 million;
(ii) 3.5% of sales greater than $33.0 million and less than $66.0 million; (iii) 3.0% of sales from $66.0 million to $100.0 million; and (iv) 2.5% of sales over $100.0 million. In addition, the sublicense agreement with Mariz includes an irrevocable buy-out option exercisable by the Company after May 31, 2002 for a purchase price equal to the greater of $7.0 million or 6.5 times the aggregate royalties paid by the Company in the fiscal year immediately preceding the date of the exercise of the option. The Company incurred royalty expense of $390 and $203 for fiscal 2000 and 1999, respectively, relating to the Mariz licensing agreement.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      RETIREMENT PLAN--The Company sponsors a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. Contributions to this plan were approximately $381, $334 and $271 for fiscal 2000, 1999 and 1998, respectively.

11.   RELATED PARTY TRANSACTIONS

      Significant related party transactions, not otherwise disclosed, are summarized below.

      Payments to reimburse WHF for Company expenses (including primarily advertising, insurance, endorsements, retirement benefits and royalties) consist of the following for the years ended May 31:

                                            2000          1999         1998
                                          --------      --------     --------
      Operating expenses                  $  2,230      $  3,053     $  2,193
      Other                                    250           400          498
                                          --------      --------     --------

           Total                          $  2,480      $  3,453     $  2,682
                                          ========      ========     ========

      In connection with the terms of a previous employee's severance agreement, and at such person's option, the Company may be required to repurchase approximately 330,400 shares of common stock at market value. The Company also agreed to adjust such person's obligations to the Company (relating to Performance Units; see Note 9) in the event that the Company's common stock does not achieve a minimum per share price level. In the event that the Company's common stock does not achieve such level by fiscal 2002, amounts due the Company ($1,665 at May 31, 2000) will be reduced by 50%.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

12.   OPERATING SEGMENTS

      During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments.

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

      Segment information for fiscal 2000, 1999 and 1998, respectively, are summarized as follows:
                                                     INCOME
                                                     (LOSS)
                                      NET             FROM          INTEREST
2000:                                SALES         OPERATIONS        EXPENSE
                                  ------------    ------------     ------------
Domestic Operations:
  Mass market .................   $    180,927    $     20,327     $      3,616
  Health food stores ..........         34,642          (6,446)           2,025
  Health clubs and gyms .......         22,326            (662)           1,302
  Other .......................          4,168          (1,546)             288
  Unallocated .................           --            (4,300)            --
                                  ------------    ------------     ------------

                                       242,063           7,373            7,231

International Operations ......        122,605           6,108            4,552
                                  ------------    ------------     ------------

                                  $    364,668    $     13,481     $     11,783
                                  ============    ============     ============

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                 INCOME
                                                 (LOSS)
                                 NET              FROM          INTEREST
1999:                           SALES          OPERATIONS        EXPENSE
                             ------------     ------------     ------------
Domestic Operations:
  Mass market ...........    $    152,046     $     12,074     $      3,512
  Health food stores ....          56,178           (3,490)           1,691
  Health clubs and gyms .          24,960              711              862
  Other .................          13,115           (4,333)             331
  Unallocated ...........            --            (12,825)            --
                             ------------     ------------     ------------

                                  246,299           (7,863)           6,396

International Operations:          89,189            3,826            3,783
                             ------------     ------------     ------------

                             $    335,488     $     (4,037)    $     10,179
                             ============     ============     ============

                                                 INCOME
                                 NET              FROM           INTEREST
1998:                           SALES          OPERATIONS        EXPENSE
                             ------------     ------------     ------------
Domestic Operations:
  Mass market ...........    $    110,388     $     16,995     $      1,839
  Health food stores ....          61,742            6,077            1,400
  Health clubs and gyms .          25,853            1,242              600
  Other .................          35,264            2,973              330
                             ------------     ------------     ------------

                                  233,247           27,287            4,169

International Operations:          17,295              617              649
                             ------------     ------------     ------------

                             $    250,542     $     27,904     $      4,818
                             ============     ============     ============

      Reconciliation of assets for the reportable segments is as follows at May 31, 2000:

            Total domestic assets         $ 199,829
            Total international assets       79,003
            Eliminations                    (51,564)
                                          ---------

                 Total                    $ 227,268
                                          =========

      Capital expenditures for domestic and international operations amounted to $4.1 million and $1.8 million, respectively, for fiscal 2000, $10.1 million and $1.3 million, respectively, for fiscal 1999, and $11.8 million and $.1 million, respectively, for fiscal 1998.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly data (unaudited) for the years ended May 31, 2000, 1999 and 1998 is as follows:

                                                    QUARTER ENDED
                                          ----------------------------------
                                          AUG. 31  NOV. 30  FEB. 29   MAY 31
                                          -------  -------  -------  -------
2000:
  Net sales                               $89,967  $87,376  $90,449  $96,876
  Gross profit                             33,535   32,861   33,799   35,900
  Income from operations                    2,959    4,395    4,138    1,989
  Income tax expense (benefit)                (19)     662      733     (231)
  Net income (loss)                           246    1,043      854   (1,070)

  Basic and diluted net income
    (loss) per share                          .01      .04      .03     (.04)

                                                    QUARTER ENDED
                                          ----------------------------------
                                          AUG. 31  NOV. 30  FEB. 28   MAY 31
                                          -------  -------  -------  -------
1999:
  Net sales                               $67,946  $83,274  $89,030  $95,238
  Gross profit                             23,528   28,503   33,350   29,045
  Income (loss) from operations             4,538   (6,496)   3,506   (5,585)
  Income tax expense (benefit)              1,115   (3,740)     307   (2,921)
  Net income (loss)                         1,707   (5,440)     407   (5,452)

  Basic and diluted net income
    (loss) per share                          .07     (.22)     .02     (.22)

                                                    QUARTER ENDED
                                          ----------------------------------
                                          AUG. 31  NOV. 30  FEB. 28   MAY 31
                                          -------  -------  -------  -------
1998:
  Net sales                               $53,515  $60,811  $62,368  $73,848
  Gross profit                             17,873   20,629   23,003   27,703
  Income from operations                    3,996    5,406    7,752   10,750
  Income tax expense                        1,127    1,574    2,538    3,771
  Net income                                1,692    2,532    3,971    5,809

  Basic net income per share                  .07      .10      .16      .24
  Diluted net income per share                .07      .10      .16      .23

      The Company's operating results for fiscal 2000 and 1999 were affected by several strategic initiatives that were initially and/or primarily implemented during this two-year period. These initiatives included, among others, organizational changes and upgrading management systems (including senior management changes), the decision to reduce SKUs by over two-thirds, the refinement of the Company's growth and business strategies designed to focus on its primary brands and customers, including the introduction of an enhanced marketing plan resulting in significantly increased selling and marketing costs, the expansion of the Company's international operations primarily from the acquisition of Haleko, the closing of the Company's capsule and tablet manufacturing facility in California, the limitation of contract manufacturing business to select customers that otherwise carry the Company's brands and certain other initiatives.

            WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

      Costs associated with these various initiatives were recorded in the period that they were incurred. Implementation of certain initiatives including, among others, organizational changes and upgrading management systems, the decision to reduce domestic SKUs by over two-thirds (resulting in realization of excess returns and credits and inventory related charges) and the refinement of the Company's growth and business strategies as well as settlement of certain litigation matters resulted in significant costs being incurred during the fourth quarters of fiscal 2000 and/or 1999.

      During the fourth quarters of fiscal 2000 and 1999, the Company recognized approximately $2.3 million and $11.0 million, respectively, of aggregate pre-tax charges primarily associated with decisions made by management during these respective periods to implement, continue and/or substantially finalize certain of the strategic initiatives described above.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Item 1" - Executive Officers' for certain information relating to the Company's executive officers. See also the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Directors and Executive Officers of the Registrant."

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

      (3) Exhibits

2.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schluter. (2)
2.2   Amendment Deed to Stock Purchase Agreement, dated July 24, 1998. (2)
2.3   Share Transfer Deed, dated July 24, 1998 1998. (2)
3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2   Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1 Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company. (4)
4.2 Senior Subordinated Loan Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P., and Wynnchurch Capital Partners Canada, L.P. (4)
4.3 Warrants to Purchase Shares of Class A Common Stock of Weider Nutrition International, Inc.(4)
4.4 Registration Rights Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. (4)
4.5 First Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company. (5)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2  Agreement by and between Joseph Weider and Weider Health and Fitness (1)
10.3  1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries (1)
10.5 Form of Employment Agreement between Weider Nutrition International, Inc. and Richard B. Bizzaro (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds (1)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc.(1)
10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited (1)
10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness, Bayonne Settlement and Ronald Corey(1)
10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited (1)
10.13 Form of Employment Agreement between Weider Nutrition International, Inc. and Bruce J. Wood. (3)
21    Subsidiaries of Weider Nutrition International, Inc.(5)
23.1  Independent Auditors' Consent (5)
27.1  FINANCIAL DATA SCHEDULE SUMMARY (5)
      -------------------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No.333-12929)and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3) Previously filed in the Company's Current Report on Form 10-K dated as of August 30, 1999 and incorporated herein by reference.
(4) Previously filed in the Company's Current Report on Form 8-K dated as of June 30, 2000 and incorporated herein by reference.
(5)   FILED HEREWITH.
      -------------------------------

(b)   Reports on Form 8-K
            No report on Form 8-K was filed during the fourth quarter of fiscal 2000. A Report on Form 8-K was filed subsequent to fiscal year 2000 dated as of June 30, 2000.

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

                                    Weider Nutrition International, Inc.


Dated: August 29, 2000              By: /S/ BRUCE J. WOOD
                                        -----------------
                                            Bruce J. Wood
                                            Chief Executive Officer
                                            and President

      Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

            NAME                    TITLE                      DATE
            ----                    -----                      ----

/s/ ERIC WEIDER               Chairman of the Board            August 29, 2000
----------------------------  and Director

/s/ BRUCE J. WOOD             Chief Executive Officer,         August 29, 2000
----------------------------  President and Director
                              (Principal Executive Officer)

/s/ JOSEPH W. BATY            Executive Vice President,        August 29, 2000
----------------------------  Chief Financial Officer

/s/ RONALD L. COREY           Director                         August 29, 2000
----------------------------

/s/ DONALD G. DRAPKIN         Director                         August 29, 2000
----------------------------

/s/ DAVID J. GUSTIN           Director                         August 29, 2000
----------------------------

/s/ ROGER H. KIMMEL           Director                         August 29, 2000
----------------------------

/s/ GEORGE F. LENGVARI        Vice Chairman of the Board       August 29, 2000
----------------------------  and Director

/s/  H. F. POWELL             Director                         August 29, 2000
----------------------------

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                       BALANCE AT        CHARGED TO          ADDITIONS
                                       BEGINNING           COSTS/              VIA                                 BALANCE AT
DESCRIPTION                             OF YEAR           EXPENSES          ACQUISITION         DEDUCTIONS         END OF YEAR
                                    ---------------    ---------------    ---------------    ---------------     ---------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:

1998 ...........................    $           212    $           273    $          --      $          (194)    $           291
                                    ---------------    ---------------    ---------------    ---------------     ---------------
1999 ...........................    $           291    $         1,094    $           977    $          (134)    $         2,228
                                    ---------------    ---------------    ---------------    ---------------     ---------------
2000 ...........................    $         2,228    $         2,074    $            32    $        (1,412)    $         2,922
                                    ---------------    ---------------    ---------------    ---------------     ---------------


ALLOWANCE FOR SALES RETURNS:

1998 ...........................    $           988    $        15,396    $          --      $       (14,734)    $         1,650
                                    ---------------    ---------------    ---------------    ---------------     ---------------
1999 ...........................    $         1,650    $        23,048    $           196    $       (21,068)    $         3,826
                                    ---------------    ---------------    ---------------    ---------------     ---------------
2000 ...........................    $         3,826    $        19,310    $          --      $       (17,467)    $         5,669
                                    ---------------    ---------------    ---------------    ---------------     ---------------

--------