Form 10-K/A
period 2000-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2000-09-28
CIK 1022368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

     The number of shares outstanding of the Registrant's common stock is 26,231,165 (as of September 11, 2000).

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $49,419,000 (as of September 11, 2000).

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

NOTE ON FORWARD LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-K/A under the captions "Business," "Factors Affecting Future Performance," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein are "forward-looking statements" within the meaning of Section 27A of Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "estimates," "may," "should," or similar expressions, are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond the Company's control, and therefore actual results may differ materially.

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

     The following table identifies the Company's leading nutritional supplement brands and illustrates the Company's multi-brand, multi-channel strategy:

BRAND                                              PRIMARY CHANNEL
-----                                              ---------------
Schiff(R)..........................  Food, drug, mass market & health food stores
Weider(TM).........................  Food, drug, mass market
American Body Building(R)..........  Health clubs and gyms
Tiger's Milk(R)....................  Food, drug, mass market
Multipower(R)......................  Health clubs and gyms
Multaben...........................  Food, mass market

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

     According to IRI data, joint health products represent the fastest growing subcategory within the vitamin, mineral and herb category. The Company markets certain joint products including Schiff(R) Pain Free(TM)/Move Free(TM) and certain chondroitin and glucosamine compounds under the Schiff(R) brand. Schiff's Pain Free(TM)/ Move Free(TM) product realized significant growth in fiscal 2000 and is currently one of the leading joint health products in the mass market channel. In addition, there are a number of other emerging specialty supplement categories which are alternatives or complements to over-the-counter pharmaceutical products for consumers who seek a more natural and preventative approach to their health care.

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

COMPANY GROWTH STRATEGY

     The Company intends to broaden its leadership position in the nutritional supplements and sports nutrition categories. Specifically, the Company's strategy is to: (i) grow core brands through product innovations and consumer marketing programs; (ii) develop and market innovative new products and product line extensions through its commitment to research and development; (iii) enhance customer relationships through the growth of its focused distribution network; (iv) enhance its execution skills through new operations processes and decision support systems; (v) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; (vi) grow international profitability through integration of European operations and through expanded export operations outside Europe; and (vii) implement a comprehensive e-commerce plan. The Company believes that its focused distribution channels, broad portfolio of leading brands, state-of-the-art manufacturing and distribution capabilities and strong management team position it to be a long-term competitive leader in the nutritional supplements industry.

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

MANUFACTURING AND PRODUCT QUALITY

     The Company has invested in manufacturing to meet the growing demand for nutritional supplement products, to ensure continued operating efficiencies and to maintain high product quality standards. The Company manufactures approximately 90% of its domestic branded products and approximately 45% of its international branded products. The Company has significant internal manufacturing competencies in the distinct areas of: sterile liquid beverage processing, bottling and packaging; powder blending, filling and packaging in jugs, canisters, bottles and pouches; processing, extrusion, coating and packaging of nutritionally fortified nutrition bars; and capsule and tablet manufacturing, filling and packaging. The Company has invested in production line flexibility to accommodate various filling sizes, weights or counts of product and final shipped unit configurations to fulfill customer and ultimate consumer needs.

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

GOVERNMENT REGULATION

     The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety

Commission, the United States Department of Agriculture and the Environmental Protection Agency. The Company's activities are also regulated by various agencies of the states, localities and foreign countries in which the Company distributes and sells its products.

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

ITEM 2.  PROPERTIES

     At May 31, 2000, the Company owned or leased the following facilities:

                                                               APPROXIMATE   LEASE/  DATE OF LEASE
LOCATION                              FUNCTION                 SQUARE FEET    OWN      EXPIRATION
--------                              --------                 -----------   ------  -------------
Salt Lake City, UT...  Company Headquarters, Manufacturing &     418,000     Lease     March 2013
                       Production, Warehouse & Distribution

Salt Lake City, UT...  Manufacturing & Production, Warehouse     144,000      Own         N/A

Walterboro, S.C......  Manufacturing & Production                 55,000      Own         N/A

Las Vegas, NV........  Manufacturing & Production                 27,500     Lease   November 2000

Montreal, Quebec.....  Administrative Offices                     24,600     Lease   Month to month

Madrid, Spain........  Administrative Offices, Manufacturing      20,000     Lease   September 2006
                       & Production

Neumarkt, Italy......  Administrative Offices & Warehouse         23,200      Own         N/A

Hamburg, Germany.....  Administrative Offices                     25,400     Lease   September 2003

                                                               APPROXIMATE   LEASE/  DATE OF LEASE
LOCATION                              FUNCTION                 SQUARE FEET    OWN      EXPIRATION
--------                              --------                 -----------   ------  -------------
Bleckede, Germany....  Manufacturing & Production, Warehouse     100,000      Own         N/A

Various,               Sales & Administrative Offices            Various     Lease      Various
  Germany(1).........

---------------
(1) The Company has several small sales and administrative offices primarily located in Germany.

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

     The high and low closing prices of the Company's Class A common stock for each quarter of fiscal 2000, 1999 and 1998, respectively, are set forth below:

                                                              HIGH      LOW
                                                             ------    ------
FISCAL YEAR ENDED MAY 31, 2000:
First Quarter..............................................  $ 5.31    $ 3.56
Second Quarter.............................................    4.19      3.06
Third Quarter..............................................    4.88      3.19
Fourth Quarter.............................................    4.06      3.25
FISCAL YEAR ENDED MAY 31, 1999:
First Quarter..............................................  $17.38    $ 8.81
Second Quarter.............................................   10.75      4.25
Third Quarter..............................................    7.50      5.25
Fourth Quarter.............................................    6.50      4.50
FISCAL YEAR ENDED MAY 31, 1998:
First Quarter..............................................  $19.75    $12.25
Second Quarter.............................................   15.25     10.38
Third Quarter..............................................   15.13     10.75
Fourth Quarter.............................................   16.13     11.00

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

     The closing price of the Company's Class A common stock on September 11, 2000 was $4.75. The approximate number of stockholders of record on September 11, 2000 was 344.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following selected consolidated financial data as of, and for the fiscal years ended May 31, 1996 through May 31, 2000 have been derived from the Company's consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K/A. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     FISCAL YEAR ENDED MAY 31,
                                      --------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Net sales.........................  $186,405    $218,566    $250,542    $335,488    $364,668
  Cost of goods sold................   116,177     136,875     161,334     221,062     228,573
                                      --------    --------    --------    --------    --------
  Gross profit......................    70,228      81,691      89,208     114,426     136,095
  Operating expenses................    41,068      51,745      60,903     104,834     118,197
  Severance, recruiting and
     reorganization costs...........        --          --          --       3,062       4,116
  Management and employee
     compensation charges...........        --      14,495         401         804         301
  Plant consolidation and
     transition.....................        --          --          --       5,113          --
  Other inventory related charges...        --          --          --       4,115          --
  Asset impairment costs............        --       2,095          --         535          --
                                      --------    --------    --------    --------    --------
     Total operating expenses.......    41,068      68,335      61,304     118,463     122,614
                                      --------    --------    --------    --------    --------
  Income (loss) from operations.....    29,160      13,356      27,904      (4,037)     13,481
  Other income (expense):
     Interest, net..................    (3,736)     (5,791)     (4,219)     (9,550)    (11,086)
     Other..........................      (253)       (557)       (671)       (430)       (177)
                                      --------    --------    --------    --------    --------
     Total other expense, net.......    (3,989)     (6,348)     (4,890)     (9,980)    (11,263)
                                      --------    --------    --------    --------    --------
  Income (loss) before income
     taxes..........................    25,171       7,008      23,014     (14,017)      2,218
  Income tax expense (benefit)......    10,207       2,708       9,010      (5,239)      1,145
                                      --------    --------    --------    --------    --------
  Net income (loss).................  $ 14,964    $  4,300    $ 14,004    $ (8,778)   $  1,073
                                      ========    ========    ========    ========    ========
  Weighted average shares
     outstanding, in thousands(1):
     Basic..........................    17,245      17,866      24,702      24,930      25,042
                                      ========    ========    ========    ========    ========
     Diluted........................    17,245      17,866      25,001      24,930      25,048
                                      ========    ========    ========    ========    ========
  Net income (loss) per share(1):
     Basic..........................  $   0.87    $   0.24    $   0.57    $  (0.35)   $   0.04
                                      ========    ========    ========    ========    ========
     Diluted........................  $   0.87    $   0.24    $   0.56    $  (0.35)   $   0.04
                                      ========    ========    ========    ========    ========

                                                             AT MAY 31,
                                      --------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.........  $  1,592    $  1,259    $    684    $  1,926    $  3,011
  Working capital(2)................    42,605      62,015      85,688      79,001      42,327
  Total assets......................   133,147     168,756     209,740     256,029     227,268
  Total debt........................    68,054      45,094      70,346     115,439      82,880
  Total stockholders' equity........    39,332      92,424     103,136      91,780      86,658

---------------
(1) During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Earnings per share amounts for fiscal 1996 and 1997 have been restated to conform to the requirements of SFAS No. 128.

(2) Working capital at May 31, 1999 excludes $98,654 due in June 2000 under the Company's credit facility (See Note 7 to the Consolidated Financial Statements). Including such amount, working capital (deficit) amounts to $(19,653) at May 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K/A. Except for the historical information contained herein, the matters discussed in this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond the Company's control, and, therefore, actual results may differ materially

     Important factors that may affect future results include, but are not limited to: the company's ability to implement more sophisticated operating systems and inventory management programs, the impact of competitive products and pricing, the impact of new FDA dietary supplement regulations on the Company's products and marketing plans, including, without limitation, product labeling, product names and product structure/function claims, dependence on individual products, dependence on individual customers, market and industry conditions including pricing, demand for products, level of trade inventories and raw materials availability and pricing, the success of product development and new product introductions into the marketplace, changes in laws and regulations, the company's ability to identify, recruit and integrate key management personnel, including the cost and timing thereof, litigation and government regulatory action, uncertainty of market acceptance of new products, results of management's evaluation of its business operations and strategies, and other factors discussed under "Factors Affecting Future Performance" in Item 1 of this Annual Report. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

     The following table shows selected items as reported and as a percentage of net sales for the years indicated:

                                  2000                 1999                 1998
                            -----------------    -----------------    -----------------
                                              (DOLLARS IN THOUSANDS)
Net sales.................  $364,668    100.0%   $335,488    100.0%   $250,542    100.0%
Cost of goods sold........   228,573     62.7     221,062     65.9     161,334     64.4
                            --------    -----    --------    -----    --------    -----
Gross profit..............   136,095     37.3     114,426     34.1      89,208     35.6
                            --------    -----    --------    -----    --------    -----
Operating expenses........   118,197     32.4     104,834     31.3      60,903     24.3
Severance, recruiting and
  reorganizational
  costs...................     4,116      1.1       3,062       .9          --       --
Management and employee
  compensation charges....       301       .1         804       .2         401       .2
Plant consolidation and
  transition..............        --       --       5,113      1.5          --       --
Other inventory related
  charges.................        --       --       4,115      1.2          --       --
Asset impairment costs....        --       --         535       .2          --       --
                            --------    -----    --------    -----    --------    -----
Total operating
  expenses................   122,614     33.6     118,463     35.3      61,304     24.5
                            --------    -----    --------    -----    --------    -----
Income (loss) from
  operations..............    13,481      3.7      (4,037)    (1.2)     27,904     11.1
Other expense, net........    11,263      3.1       9,980      3.0       4,890      2.0
Income tax expense
  (benefit)...............     1,145       .3      (5,239)    (1.6)      9,010      3.5
                            --------    -----    --------    -----    --------    -----
Net income (loss).........  $  1,073       .3%   $ (8,778)    (2.6)%  $ 14,004      5.6%
                            ========    =====    ========    =====    ========    =====

RESULTS OF OPERATIONS

  (Fiscal 2000 Compared to Fiscal 1999)

     Net Sales. Net sales for the fiscal year ended May 31, 2000 increased $29.2 million, or 8.7%, to $364.7 million from $335.5 million for the fiscal year ended May 31, 1999. The following table shows comparative net sales results categorized by distribution channel as reported and as a percentage of net sales for the fiscal years indicated (dollars in thousands):

                                                      2000                 1999
                                                -----------------    -----------------
Mass market...................................  $180,927     49.7%   $152,046     45.4%
Health food stores............................    34,642      9.5      56,178     16.7
Health clubs and gyms.........................    22,326      6.1      24,960      7.4
International markets.........................   122,605     33.6      89,189     26.6
Contract manufacturing........................       378       .1       8,474      2.5
Other.........................................     3,790      1.0       4,641      1.4
                                                --------    -----    --------    -----
          Total...............................  $364,668    100.0%   $335,488    100.0%
                                                ========    =====    ========    =====

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

RESULTS OF OPERATIONS

  (Fiscal 1999 Compared to Fiscal 1998)

     Net Sales. Net sales for the year ended May 31, 1999 increased $85.0 million, or 33.9%, to $335.5 million from $250.5 million for the year ended May 31, 1998. The following table shows comparative net sales results categorized by distribution channel as reported and as a percentage of net sales for the fiscal years indicated (dollars in thousands):

                                                      1999                 1998
                                                -----------------    -----------------
Mass market...................................  $152,046     45.4%   $110,388     44.4%
Health food stores............................    56,178     16.7      61,742     24.6
Health clubs and gyms.........................    24,960      7.4      25,853     10.3
International markets.........................    89,189     26.6      17,295      6.6
Contract manufacturing........................     8,474      2.5      30,341     12.1
Other.........................................     4,641      1.4       4,923      2.0
                                                --------    -----    --------    -----
     Total....................................  $335,488    100.0%   $250,542    100.0%
                                                ========    =====    ========    =====

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data for the Company are on the following pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following persons serve as the directors and executive officers of the
Company:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Eric Weider...............................  36     Chairman of the Board
George F. Lengvari........................  58     Vice Chairman of the Board
Bruce J. Wood.............................  50     Chief Executive Officer, President and
                                                   Director
Ronald L. Corey...........................  61     Director
Donald G. Drapkin.........................  52     Director
David J. Gustin...........................  49     Director
Roger H. Kimmel...........................  54     Director
H. F. Powell..............................  67     Director
Jerome J. Bock............................  60     Executive Vice President -- Operations
Stephen D. Young..........................  46     Executive Vice President -- International
Joseph W. Baty............................  43     Executive Vice President and Chief
                                                   Financial Officer
James P. Lacey............................  40     Executive Vice President -- Sales and
                                                     Marketing
Daniel A. Thomson.........................  36     Senior Vice President -- Legal Affairs,
                                                   General Counsel and Secretary

     Eric Weider has been a director of the Company since June 1989, Chairman of the Board of Directors since August 1996 and since June 1, 1997 has been President and Chief Executive Officer of Weider Health and Fitness, a major stockholder of the Company. Mr. Weider also serves as a member of the board of directors of a number of public and private companies in the United States and Canada, including Weider Health and Fitness, Nutripeak, Inc. and Weider Publications, a publisher of health and fitness magazines. Mr. Weider is also the President of the Joe Weider Foundation.

     George F. Lengvari has been a director of the Company since August 1996 and serves as Vice Chairman of the Board of Directors. Mr. Lengvari has been Vice Chairman of Weider Health and Fitness since June 1995 and Chairman of Weider Publications U.K. since September 1994. Prior to joining Weider Health and Fitness, Mr. Lengvari was a partner for 22 years in the law firm Lengvari Braman and is currently of counsel to the law firm LaPointe Rosenstein.

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

     Ronald L. Corey has been a director of the Company since August 1996. Mr. Corey served as President of the Club de Hockey Canadien Inc. (the Montreal Canadiens) and the Molson Center Inc. from 1982 through July 1999. In addition, between 1985 and 1989, Mr. Corey held the position of Chairman of the Board and director of the Montreal Port Corporation. Mr. Corey has previously served as director of numerous companies, including Banque Laurentienne, Reno-Depot Inc. and Transamerica Life Companies, an insurance and financial services company.

     Donald G. Drapkin has been a director of the Company since October 1997. Mr. Drapkin has been a Director and Vice Chairman of MacAndrews & Forbes Holdings, Inc. and various of its affiliates since March 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in New York for more than five years. Mr. Drapkin also is a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Anthracite Capital, Inc., BlackRock Asset Investors, The Molson Companies Limited, Nexell Therapeutics Inc., Playboy.com Inc., Playboy Enterprises, Inc., ProxyMed, Inc., Revlon Consumer Products Corporation, Revlon, Inc., The Warnaco Group, Inc., and Weider Nutrition International, Inc. (On December 27, 1996, Marvel Entertainment Group, Inc., Marvel Holdings Inc., Marvel (Parent) Holdings Inc. and Marvel III Holdings Inc., each of which Mr. Drapkin was a director of at such time, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     David J. Gustin has been a director of the Company since March 1999. From March 1999 until June 1999, Mr. Gustin served as Chief Executive Officer and President of the Company. From 1992 to June 1998, Mr. Gustin held various senior management positions within ConAgra, Inc., including President of ConAgra Grocery Products Companies, Hunt-Wesson Grocery Products Companies, LaChoy/Rosarita Company and Orville Redenbacher/ Swiss Miss Company. Prior to joining ConAgra, Inc., Mr. Gustin held various management positions with Frito-Lay, Inc. and General Foods Corporation.

     Roger H. Kimmel has been a director of the Company since August 1996. Mr. Kimmel has been a partner at the law firm of Latham & Watkins for more than five years. Mr. Kimmel is also a director of Algos Pharmaceutical Corporation, TSR Wireless, LLC, a provider of wireless messaging products and services, and U.S. Dermatologics, Inc., a pharmaceutical research company.

     H.F. Powell has been a director of the Company since January 2000. Since 1997, Mr. Powell has been an independent consultant to various corporations. Prior to his retirement in 1996, Mr. Powell served as Executive Vice President and Chief Financial Officer of Nabisco, Inc. from 1994 through 1996 and President of Nabisco International from 1989 through 1994. Throughout his career, Mr. Powell served in various senior level finance and operating positions including Executive Vice President of Nabisco International, Senior Vice President and Chief Financial Officer of Nabisco Brands, President of Nabisco Brands Canada and Senior Vice President and Chief Financial Officer of Standard Brands.

     Mr. Bock has served as Executive Vice President -- Operations of the Company since July 1999. Prior to joining the Company, Mr. Bock served as Vice President of Operations for the Hunt-Wesson Division of ConAgra, Inc. from 1993 to February 1999. From 1990 to 1993, Mr. Bock was the President of the Rolling Pin Business Unit of Shato Holdings, Inc. Prior to joining Shato Holdings, Mr. Bock held various operations and management positions with The Pillsbury Company from 1962 to 1989.

     Mr. Young has served as an Executive Vice President of the Company since January 1997. From January 1994 to July 1999, Mr. Young served as the Chief Financial Officer of the Company. Prior to joining the Company in 1993, Mr. Young served as Vice President Finance at First Health Strategies, which he joined in 1983. Mr. Young is a certified public accountant.

     Mr. Baty has served as Executive Vice President and Chief Financial Officer of the Company since November 1999. From January 1997 to October 1999, Mr. Baty served as Senior Vice President -- Finance of the Company. Prior to joining the Company, Mr. Baty was a partner at KPMG LLP, which he joined in 1984. Mr. Baty is a certified public accountant.

     Mr. Lacey has served as Executive Vice President -- Sales and Marketing of the Company since March 2000. From July 1999 to February 2000 Mr. Lacey served as Senior Vice President -- Sales of the Company. From January 1998 to July 1999, Mr. Lacey served as Chief Operating Officer of Everlast Nutritional Products. From July 1996 to December 1997, Mr. Lacey was Vice President of Sales at Powerbar, Inc. Prior to joining Powerbar, Mr. Lacey held various sales, marketing and management positions from 1982 to 1996 with Gillette-Oral-B Laboratories, Nestle Food Corporation, and Smith Kline-Beecham.

     Mr. Thomson has served as Senior Vice President -- Legal Affairs and General Counsel of the Company since July 1998 and Secretary since July 1999. Prior to joining the Company, Mr. Thomson was in private law practice in the corporate and securities departments of Latham & Watkins and LeBoeuf, Lamb, Greene & MacRae. Mr. Thomson, a certified public accountant, was an accountant and consultant with the firm of Price Waterhouse prior to practicing law.

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

     Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended May 31, 2000 the Company's directors, officers and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that Mr. Powell failed to timely file his Form 3 upon his appointment as a director of the Company, and Messrs. Corey and Schaeffer (a former director of the Company) failed to timely file Forms 5 reporting exempt grants of stock options.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended May 31, 2000, 1999 and 1998 of those persons who were either:
(a) the chief executive officer during the last completed fiscal year; or (b) each of the Company's other most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                               -----------------------------------------   -------------------------------------
                                                                                        AWARDS OF
                                                               OTHER       RESTRICTED     STOCK
                                                               ANNUAL        STOCK       OPTIONS     ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR    SALARY     BONUS     COMPENSATION     AWARDS     (SHARES)    COMPENSATION
---------------------------    ----   --------   --------   ------------   ----------   ---------   ------------
Bruce J. Wood(1)(6)..........  2000   $400,000   $408,000     $456,444         $0        600,000      $     0
  Chief Executive Officer and
  President
David J. Gustin(2)...........  2000          0          0            0          0              0      368,651
  Chief Executive Officer and  1999    120,000    120,000            0          0        750,000            0
  President
Jerome J. Bock(3)(6)(7)......  2000    160,269     81,266       56,280          0         50,000        4,200
  Executive Vice President --
  Operations
Stephen D. Young(4)(7).......  2000    190,000     96,900            0          0              0        5,100
  Executive Vice President --  1999    185,000          0            0          0         20,000        4,000
  International                1998    165,000     45,000            0          0              0        4,000
Joseph W. Baty(7)............  2000    185,833    107,100            0          0         45,000        5,100
  Executive Vice President     1999    155,000          0            0          0         30,000        3,839
  and Chief Financial Officer  1998    125,000     30,000            0          0              0        3,625
James P. Lacey(5)(6)(7)......  2000    170,539     96,566       91,276          0         75,000        4,017
  Executive Vice President --
  Sales and Marketing

---------------
(1) Mr. Wood became President and Chief Executive Officer of the Company effective June 3, 1999. Includes all compensation paid to Mr. Wood for fiscal 2000.

(2) Mr. Gustin became President and Chief Executive Officer of the Company effective March 1, 1999 and resigned from the employ of the Company effective June 2, 1999. Fiscal 1999 amounts include all compensation paid to Mr. Gustin from March 1, 1999 through May 31, 1999. In connection with his resignation, Mr. Gustin and the Company entered into an agreement pursuant to which Mr. Gustin was entitled to certain cash payments paid during fiscal 2000. Mr. Gustin remains a member of the Board of Directors of the Company.

(3) Mr. Bock joined the Company in July 1999.

(4) At May 31, 2000, Mr. Young held 18,272 shares of unvested Class A Restricted Stock, valued at approximately $60,526. The Class A Restricted Stock was issued at the time of the Company's IPO upon conversion of unvested Performance Units pursuant to the Management Incentive Agreements, and vests 20% per year. See "Certain Relationships and Related Party
    Transactions -- Management Incentive Agreements."

(5) Mr. Lacey joined the Company in July 1999.

(6) In connection with their employment with the Company, Messrs. Wood and Lacey relocated to Salt Lake City, Utah. Costs associated with the relocation are included in other annual compensation. Mr. Bock's employment arrangement provides for the Company to reimburse him for commuting expenses.

(7) Amounts under the heading "All Other Compensation" represent the Company's matching contributions under its 401(k) Plan.

     The following table sets forth certain information with respect to grants of options to purchase shares of Class A Common Stock under the Equity Plan to the Named Officers during fiscal year 2000.

                      OPTION GRANTS IN FISCAL YEAR 2000(1)

                                             PERCENTAGE
                                              OF TOTAL                               POTENTIAL REALIZABLE VALUE
                                              OPTIONS                                AT ASSUMED ANNUAL RATES OF
                                             GRANTED TO                               STOCK PRICE APPRECIATION
                                  OPTIONS    EMPLOYEES    EXERCISE OR                    FOR OPTION TERM(2)
                                  GRANTED    IN FISCAL    BASE PRICE    EXPIRATION   ---------------------------
NAME                              (SHARES)      YEAR       PER SHARE       DATE           5%            10%
----                              --------   ----------   -----------   ----------   ------------   ------------
Bruce J. Wood...................  600,000       57.8%        $4.88       06/02/07     $1,396,557     $3,344,997
Jerome J. Bock..................   50,000        4.8          4.31       07/11/07        102,951        246,586
Stephen D. Young................        0         --             0             --             --             --
Joseph W. Baty..................   20,000        1.9          4.44       08/12/07         42,374        101,493
                                   25,000        2.4          4.13       12/14/08         49,374        117,933
James P. Lacey..................   75,000        7.2          4.00       07/05/07        143,237        343,077

---------------
(1) All options were granted under the Equity Plan and become exercisable in five equal annual installments beginning on the first anniversary date of grant, except that Mr. Wood's options become exercisable in three equal annual installments. Under the terms of the Equity Plan, the Compensation Committee retains discretion, subject to certain restrictions, to modify the terms of outstanding options and to reprice outstanding options. Options are granted for a term of eight years, subject to earlier termination in certain events. The exercise price is equal to the closing price of the Common Stock on The New York Stock Exchange on the date of grant.

(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Form 10-K/ A other than the columns reflecting assumed rates of appreciation of 5% and 10%.

     The table below sets forth certain information with respect to the unexercised options to purchase shares of Common Stock held by the Named Officers as of May 31, 2000. No Named Officer exercised any options during fiscal 2000.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                    OPTIONS AS OF                   OPTIONS AS OF
                                                     MAY 31, 2000                  MAY 31, 2000(1)
                                             ----------------------------    ----------------------------
                                             EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                             -----------    -------------    -----------    -------------
Bruce J. Wood..............................         0          600,000           $0              $0
Jerome J. Bock.............................         0           50,000            0               0
Stephen D. Young...........................     4,000           96,000            0               0
Joseph W. Baty.............................    24,000           81,000            0               0
James P. Lacey.............................         0           75,000            0               0

---------------
(1) Based on the closing price of the Class A Common Stock on the New York Stock Exchange on May 31, 2000 ($3.3125), the last trading day of the Class A Common Stock in fiscal 2000, minus the exercise price of the option.

EMPLOYMENT RELATED AGREEMENTS

     The Company entered into an employment agreement with Mr. Wood as of June 3, 1999. Pursuant to his employment agreement, Mr. Wood is entitled to a base salary of $400,000 per year and annual bonuses in an amount based upon the annual performance and profitability of the Company. In addition, in the event Mr. Wood terminates his employment for "cause" or is terminated without "cause" (as defined in the employment agreement), he is entitled to a severance payment in an amount equal to 100% of his base salary, plus an amount equal to the greater of his base salary and annual bonus for the prior year. In addition, upon such termination, or if Mr. Wood is terminated for incapacity, his options to purchase Common Stock of the Company that would have become exercisable on the next following anniversary of the date of grant will immediately become exercisable. Pursuant to his employment agreement, if Mr. Wood's employment is terminated by him for "cause" or the Company terminates his employment without "cause," he will be prohibited from becoming an employee of certain of the Company's competitors within the territorial United States for a period of six months. If his employment is terminated for any other reason, such prohibition will last for one year. Unless sooner terminated by the parties, the agreement expires on May 31, 2002.

     The Company also entered into a Change in Control Agreement with Mr. Wood effective as of August 1, 2000. Pursuant to such agreement, upon certain change of control events that are consummated on or before August 1, 2001, if Mr. Wood's employment is terminated by him for "cause" or the Company terminates his employment without "cause" on the closing of a change of control event, he will be entitled to receive an amount equal to his base salary, in addition to any amount he is entitled to receive pursuant to his employment agreement with the Company. If, upon the closing of a change of control event, (a) Mr. Wood terminates his employment for "good reason," (b) the Company terminates his employment without "cause," or (c) he continues his employment with the Company after a change of control, Mr. Wood will be entitled to receive a retention bonus equal to an amount based upon the aggregate fair market value of the Company upon the change of control.

     The Company entered into an agreement with Mr. Baty as of October 1, 1999. Pursuant to his severance agreement, in the event Mr. Baty terminates his employment for "good reason" or the Company terminates his employment without "cause" (each, as defined in the employment agreement), he is entitled to a severance payment in an amount equal to 100% of his base salary, plus an amount equal to the greater of (a) his prior year's bonus, (b) the average of his bonuses for the past three years, and (c) 30% of his base salary. In addition, upon such termination and upon certain change of control events, Mr. Baty's options to purchase Common Stock of the Company will vest and become exercisable.

     The Company entered into an agreement with Mr. Bock as of April 1, 2000. Pursuant to such agreement, in the event Mr. Bock terminates his employment for "good reason" or the Company terminates his employment without "cause" (each, as defined in the employment agreement), he is entitled to a severance payment in an amount equal to 100% of his annual base salary, plus an amount equal to the greater of (a) his prior year's bonus and (b) the average of his bonuses for the past three years. Upon certain change of control events, Mr. Bock's options to purchase Common Stock of the Company will vest and become exercisable. Mr. Bock is also prohibited from becoming an employee of certain entities engaged in the manufacture and distribution of nutritional supplements within Canada and the territorial United States for a period of one year following the termination of such agreement.

     The Company entered into an employment agreement with Mr. Lacey as of March 1, 2000. Pursuant to his employment agreement, Mr. Lacey is entitled to a base salary of 210,000 per year and annual bonus in an amount based upon the annual performance and profitability of the Company. In addition, in the event Mr. Lacey terminates his employment for "good reason" or is terminated by the Company without "cause" (each, as defined in the employment agreement), he is entitled to a severance payment in an amount equal to 100% of his base salary, plus an amount equal to the greater of the bonus he received in the prior fiscal year and the average of his bonuses for the past three fiscal years. In addition, upon certain change of control events, his options to purchase Common Stock of the Company will vest and immediately become exercisable. Pursuant to his employment agreement, Mr. Lacey is also prohibited from becoming an employee of certain entities engaged in the manufacture and distribution of nutritional supplements within Canada and the territorial United States for a period of one year following the termination of such Mr. Lacey's employment agreement. Unless sooner terminated by the parties, the agreement expires on December 31, 2002.

     The Company entered into an employment agreement with Mr. Young in June 1994. Mr. Young is entitled to salary and annual bonuses in an amount based upon the annual performance and profitability of the Company. In addition, in the event Mr. Young is terminated, or his employment ceases, for any reason other than cause, death, incapacity or resignation, he is entitled to a severance payment in an amount equal to a minimum of 100% of the base salary he received during the nine months immediately preceding his termination, and a maximum of 100% of the base salary he received during the 9 months immediately preceding his termination. If Mr. Young is terminated due to incapacity, he is entitled to 50% of the total compensation he received during the nine months immediately preceding his termination.

     The Company entered into certain additional agreements with Messrs. Baty, Bock, Lacey and Young as of August 1, 2000. Pursuant to such agreements, upon certain change of control events that are consummated on or before August 1, 2001, if, upon the closing of a change of control event, any of Messrs. Baty, Bock, Lacey or Young (a) terminates his employment for "good reason," (b) the Company terminates his employment without "cause," or (c) he continues his employment with the Company after a change of control, then he will be entitled to receive a retention bonus. Such retention bonus will not exceed $150,000, with respect to Mr. Young, $200,000, with respect to Mr. Bock, $300,000, with respect to Mr. Lacey, and $565,000, with respect to Mr. Baty.

DIRECTOR COMPENSATION

     Members of the Board of Directors who are not employees of the Company or any subsidiary or parent corporation of the Company (the "Independent Directors") receive an annual fee of $12,000. In addition to the annual fee each Independent Director is entitled to receive $1,500 for each Board meeting attended and $500 for each committee meeting attended on a day the Board is not otherwise meeting. The Company will also reimburse all directors for their reasonable expenses incurred in connection with their activities as directors of the Company. Each Independent Director receives options to purchase 20,000 shares of Class A Common Stock upon appointment or election to the Board of Directors and options to purchase 7,000 shares of Class A Common Stock upon each annual meeting of the Company's stockholders following the first anniversary of the date of appointment or election to the Board of Directors, provided the Independent Director is still serving as a director of the Company. Messrs. Corey, Drapkin, Gustin, Kimmel and Powell are currently Independent Directors of the Company. Directors who are not Independent Directors receive no compensation for serving on the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From June 1, 1998 to August 14, 1999, Eric Weider, Roger H. Kimmel and George F. Lengvari were members of the Compensation Committee of the Board of Directors. Effective August 15, 1999, Glenn W. Schaeffer and Ronald L. Corey were appointed members of the Compensation Committee replacing, Messrs. Weider, Kimmel and Lengvari. Effective June 1, 2000, Mr. H. F. Powell replaced Mr. Schaeffer as a member of the Compensation Committee. Messrs. Powell and Corey are not employees of, or otherwise affiliated with (other than in their capacity as director), the Company.

     Pursuant to a sublicense agreement dated December 1, 1996 with Mariz Gestao E Investimentos Limitada ("Mariz"), the Company obtained the exclusive worldwide right to use the Weider name and trademarks, except in the following countries: the United States, Canada, Mexico, Spain, Australia, New Zealand, Japan and South Africa. Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of George F. Lengvari, a director of the Company, are included among the beneficiaries. Mariz obtained its exclusive international rights to use the Weider name and trademarks pursuant to a license agreement, effective June 1, 1994, among Mariz and Joe Weider, Ben Weider, Weider Sports Equipment and Weider Health and Fitness. Pursuant to the license agreement with Mariz, the Company is required to make annual royalty payments to Mariz commencing on December 1, 1998 on sales of the Company's brands in existence on December 1, 1996 in countries covered by the agreement. In addition, the sublicense agreement with Mariz includes an irrevocable buy-out option exercisable by the Company after May 31, 2002 for a purchase price equal to the greater of $7.0 million or 6.5 times the aggregate royalties paid by the Company in the fiscal year immediately preceding the date of the exercise of the option. In fiscal 2000, the Company incurred royalty expense of $390,000 relating to the Mariz licensing agreement.

     Latham & Watkins, of which Roger H. Kimmel, a director of the Company, is a partner, performed legal services for the Company during the fiscal year ended May 31, 2000.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     From June 1, 1998 to August 14, 1999, the Compensation Committee of the Board of Directors (the "Compensation Committee") was comprised of Eric Weider, Roger H. Kimmel and George F. Lengvari. Effective August 15, 1999, Glenn W. Schaeffer and Ronald L. Corey were appointed as members of the Compensation Committee replacing Messrs. Weider, Kimmel and Lengvari. Effective June 1, 2000, Mr. H. F. Powell replaced Mr. Schaeffer as a member of the Compensation Committee. The Committee provides guidance and overview for all executive compensation and benefit programs, including basic strategies and policies. The Committee evaluates the performance of the executive officers and determines their compensation levels in terms of salary, bonuses, stock options and other benefits, all subject to approval of the Board of Directors. In accordance with rules established by the Commission, the Company is required to provide certain data and information in regard to the compensation provided to the Company's Chief Executive Officer and the Named Officers. The Compensation Committee has prepared the following report for inclusion herein.

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

     Bonus Payments. Targeted cash bonus payments are awarded to executives in recognition of contributions to the business during the prior year. An executive's contributions to the business are measured, in part, by his or her success in meeting certain goals established by such executive and the Compensation Committee in consultation with the Chief Executive Officer. The aggregate amount of the bonuses awarded in any fiscal year is determined by reference to the terms of the executive employment agreements, the Company's competitive position, assessment of progress in attaining long-term goals and business performance considerations.

     The specific cash bonus an executive receives is dependent on individual performance and level of responsibility. Assessment of an individual's relative performance is made annually based on a number of factors, including initiative, business judgment, knowledge of the industry and management skills.

     Awards under the Equity Plan. The other principal component of executives' compensation is stock options, which are intended as a tool to attract, provide incentive to and retain those executives who make the greatest contribution to the business, and who can have the greatest effect on the long-term profitability of the Company. The exercise price of the stock options is set at a price equal to the market price of the Class A Common Stock at the time of the grant. The options therefore do not have any value to the executive unless the market price of the Class A Common Stock rises. The Compensation Committee believes that these stock options more closely align the executives' interests with those of its stockholders, and focus management on building profitability and long-term stockholder value.

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

     Chief Executive Officer Compensation. The Company entered into an employment agreement with Bruce J. Wood, its current Chief Executive Officer and President, as of June 3, 1999. Pursuant to his employment agreement, the Company granted Mr. Wood stock options exercisable for 600,000 shares of Class A Common Stock and agreed to pay Mr. Wood an annual base salary of $400,000. For the fiscal year ended May 31, 2000, Mr. Wood was guaranteed a bonus at least equal to his base salary. The minimum base salary and annual increases set forth in Mr. Wood's employment agreement were determined based on the Board of Directors' judgment concerning various factors, including his level of responsibility and career experience. Although none of these factors were given a specific weight, primary consideration was given to his career experience. No particular formulas or measures were used. See the description of Mr. Wood's employment agreement under "Employment Related Agreements" above.

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

STOCK PERFORMANCE CHART

     As part of the executive compensation information presented herein, the Commission requires a comparison of stock performance for the Company with stock performance of a broad equity market index and an appropriate industry index. The following chart compares the cumulative total stockholder return on the Class A Common Stock during the period from May 1, 1997 to May 31, 2000 (the Company's fiscal year end) with the cumulative total return on Standard & Poor's 500 Index and a peer group index of nutritional supplement companies. The comparison assumes $100 was invested on May 1, 1997 (the first day of trading in the Class A Common Stock) in the Class A Common Stock or in each of the foregoing indices and assumes reinvestment of dividends, if any. The peer group used in the below stock performance chart consists of the companies included in the Natural Business Composite Index(TM). The stock performance shown on the following chart is not necessarily indicative of future performance.

                                                      Weider Nutrition International, Inc.             S&P 500
5/1/97                                                                              100.00              100.00
5/31/97                                                                             115.00              106.00
5/31/98                                                                             142.00              139.00
5/31/99                                                                              49.00              168.00
5/31/00                                                                              49.00              162.00

                                                     Natural Business Composite Index (TM)
5/1/97                                                                             100.00
5/31/97                                                                            102.00
5/31/98                                                                             68.00
5/31/99                                                                             31.00
5/31/00                                                                             24.00

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 22, 2000, the amount and percentage of the outstanding shares of the Common Stock which, according to the information supplied to the Company, are beneficially owned by:

     - each of the directors of the Company (all of whom are nominees for re-election as directors of the Company);

     - each of the Named Officers;

     - all current directors and executive officers of the Company as a group;
       and

     - each person or entity who is known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock.

Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed has sole voting and sole investment power with respect to the shares which are deemed beneficially owned by such person or entity.

                                                  SHARES BENEFICIALLY OWNED(1)
                                         ----------------------------------------------    PERCENT OF
                                             NUMBER OF SHARES             PERCENT            TOTAL
                                         ------------------------    ------------------      VOTING
NAME OF BENEFICIAL OWNER                 CLASS A(2)     CLASS B      CLASS A    CLASS B      POWER
------------------------                 ----------    ----------    -------    -------    ----------
DIRECTORS AND NAMED OFFICERS:
  Eric Weider(3).......................      3,600              0        *          0%           *
  Bruce J. Wood........................    200,000              0      1.9%         0            *
  Ronald L. Corey......................     76,427              0        *          0            *
  Donald G. Drapkin....................     23,000              0        *          0            *
  David J. Gustin......................      2,333              0        *          0            *
  Roger H. Kimmel(4)...................     34,000              0        *          0            *
  George F. Lengvari(5)................          0              0        0          0            0%
  H. F. Powell.........................          0              0        0          0            0

                                                  SHARES BENEFICIALLY OWNED(1)
                                         ----------------------------------------------    PERCENT OF
                                             NUMBER OF SHARES             PERCENT            TOTAL
                                         ------------------------    ------------------      VOTING
NAME OF BENEFICIAL OWNER                 CLASS A(2)     CLASS B      CLASS A    CLASS B      POWER
------------------------                 ----------    ----------    -------    -------    ----------
  Stephen D. Young.....................     90,815              0        *          0            *
  Joseph W. Baty.......................     34,590              0        *          0            *
  Jerome J. Bock.......................     10,000              0        *          0            *
  James P. Lacey.......................     16,000              0        *          0            *
  Directors and executive officers as a
     group (13 persons)(3),(4),(5).....    485,900              0      4.6          0            *
OTHER PRINCIPAL STOCKHOLDERS:
  Weider Health and Fitness(6).........          0     15,687,432        0        100         93.7
  21100 Erwin Street
  Woodland Hills, CA 91367
  Gabelli Asset Management Inc.(7).....  1,340,000              0     5.36          0            *
  One Corporate Center
  Rye, New York 10580
  Wynnchurch Capital(8)................  1,174,955              0     11.2          0            *
  Two Conway Park
  150 Field Dr., Suite 165
  Lake Forest, IL 60045
UBS AG(9)..............................    496,200              0      5.4          0            *
  Bahnofstrasse 45
  8021, Zurich, Switzerland

---------------
 *  Represents less than 1%.

(1) Except for information based on Schedules 13G, as indicated in the footnotes hereto, beneficial ownership is stated as of September 22, 2000, and includes shares exercisable within 60 days of September 22, 2000 held by each person, as if such shares were outstanding on September 22, 2000.

(2) Includes 200,000, 19,000, 19,000, 2,333, 19,000, 4,000, 34,000, 10,000,
    15,000 and 337,333 shares of Class A Common Stock which may be purchased upon the exercise of stock options by Messrs. Wood, Corey, Drapkin, Gustin, Kimmel, Young, Baty, Bock and Lacey and all current directors and executive officers as a group, respectively.

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

(5) Does not include 232,426 shares of Class A Common Stock held by Bayonne Settlement, a trust organized under the laws of Jersey (U.K.), of which family members of George F. Lengvari are included among the beneficiaries. Bayonne Settlement is administered by an independent trustee and Mr. Lengvari has neither the power of disposition nor the power to vote the shares. Mr. Lengvari disclaims beneficial ownership of such shares.

(6) Based on Schedule 13G filed on July 9, 1997 by Weider Health and Fitness.

(7) Based on Schedule 13D dated August 21, 2000.

(8) Based on Schedule 13D filed on August 8, 2000 by Wynchurch Capital, Ltd.

(9) Based on Schedule 13G filed on February 11, 2000 by UBS AG and Brinson Partners, Inc., a wholly owned subsidiary of UBS AG.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADVERTISING AGREEMENT

     The Company and Weider Publications, Inc., a subsidiary of Weider Health and Fitness, are parties to an Advertising Agreement dated December 1, 1996 (the "Advertising Agreement") under which the Company is obligated (pursuant to an annually updated notification in connection with the Company's budget) to purchase a minimum number of advertising pages in certain of the publications of Weider Publications each month at a price below that charged to unaffiliated third party advertisers. The Advertising Agreement has a ten-year term and is subject to termination by either party if certain specified events occur, including a change of control of Weider Health and Fitness or an initial public offering of Weider Publications. During fiscal 2000, the Company paid Weider Publications a total of approximately $1.65 million for services rendered. Weider Health and Fitness owns all of the Company's Class B Common Stock. Eric Weider, the Chairman of the Board of the Company, is a director of Weider Publications and George Lengvari, a director of the Company, is Chairman of Weider Publications U.K.

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

     For a discussion of an intellectual property licensing agreement in which Mr. Lengvari has an interest, see "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

MANAGEMENT INCENTIVE AGREEMENTS

     Prior to the Company's IPO, the Company entered into Management Incentive Agreements pursuant to which key employees were granted Performance Units as incentive compensation. The Company's IPO triggered conversion of the vested Performance Units into cash and shares of Class A Common Stock. The unvested portion of the Performance Units were converted to Class A Restricted Stock that vest, contingent upon continued employment and/or other factors, over a five-year period at 20% per year from May 31, 1998 through May 2002. The number of unvested shares of Class A Restricted Stock at May 31, 2000 were 18,272 shares.

     To facilitate the payment of individual income taxes incurred in connection with the conversion of the Performance Units, the Company makes loans available to each recipient. These loans bear interest at a rate of 8.0% per annum, are repayable five years from the borrowing date and are secured by the recipient's Class A Common Stock received upon conversion. During fiscal 2000, the Company had a loan outstanding to Mr. Stephen Young. At May 31, 2000, Mr. Young had outstanding principal loan and interest balances of approximately $121,767 and $21,894, respectively, which amounts were the largest amounts owed by Mr. Young during fiscal 2000.

SPONSORSHIPS

     Effective June 1, 1998, as part of its marketing strategy, the Company agreed to participate in the sponsorship of certain body builder contracts with Weider Health and Fitness. The Company paid a total of $200,000 in connection with its sponsorship in fiscal 2000.

IFBB AGREEMENT

     On May 1, 2000, the Company entered into an agreement with the International Federation of Bodybuilders ("IFBB"), a Canadian non-profit corporation which supports international bodybuilding events. Pursuant to the agreement, from May 1, 2000 to April 30, 2003, the Company is obligated to pay $250,000 per year with respect to the Company's sponsorship of certain IFBB bodybuilding events. In return for such sponsorship, IFBB provides the Company with preferential advertising, booth placement, inclusion in certain programs/brochures, and other preferential promotional treatment. Ben Weider, the father of Eric Weider, is the president of IFBB.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report

        (1) Financial Statements

            See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K/A.

        (2) Financial Statement Schedules

            Schedule II -- Valuation and Qualifying Accounts

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

        (3) Exhibits

            2.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schluter.(2)

            2.2 Amendment Deed to Stock Purchase Agreement, dated July 24, 1998.(2)

            2.3  Share Transfer Deed, dated July 24, 1998 1998.(2)

            3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc.(1)

            3.2 Amended and Restated Bylaws of Weider Nutrition International, Inc.(1)

            4.1 Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company.(4)

            4.2 Senior Subordinated Loan Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P., and Wynnchurch Capital Partners Canada, L.P.(4)

            4.3 Warrants to Purchase Shares of Class A Common Stock of Weider Nutrition International, Inc.(4)

            4.4 Registration Rights Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P.(4)

            4.5 First Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company.(5)

           10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc.(1)

           10.2 Agreement by and between Joseph Weider and Weider Health and Fitness(1)

           10.3 1997 Equity Participation Plan of Weider Nutrition International, Inc.(1)

           10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries.(1)

           10.5 Form of Employment Agreement between Weider Nutrition International, Inc. and Richard B. Bizzaro(1)

           10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds(1)

        10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company(1)

        10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc.(1)

        10.9 Amended and Restated Shareholders Agreement between Weider Health and Fitness and Hornchurch Investments Limited(1)

        10.10 Amended and Restated Shareholders Agreement between Weider Health and Fitness, Bayonne Settlement and Ronald Corey(1)

        10.12 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited(1)

        10.13 Employment Agreement between Weider Nutrition International, Inc. and Bruce J. Wood.(3)

        10.14  Agreement between the Company and Bruce J. Wood(6)

        10.15 Form Agreement between the Company and certain executives of the Company(6)

        21     Subsidiaries of Weider Nutrition International, Inc.(5)

        23.1   Independent Auditors' Consent(6)

        27.1   Financial Data Schedule Summary(5)
           -----------------------------------

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

             (5) Previously filed in the Company's Form 10-K dated as of August
                 29, 2000 and incorporated herein by reference.

             (6) Filed herewith.

     (b) Reports on Form 8-K

          No report on Form 8-K was filed during the fourth quarter of fiscal 2000. A Report on Form 8-K was filed subsequent to fiscal year 2000 dated as of June 30, 2000.

     (c) Item 601 Exhibits

       The exhibits required by Item 601 of Regulation S-K are set forth in
       (a)(3) above.

     (d) Financial Statement Schedules

        The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Weider Nutrition International, Inc.

                                          By: /s/     BRUCE J. WOOD
                                            ------------------------------------
                                            Bruce J. Wood
                                            Chief Executive Officer
                                            and President

     Dated: September 27, 2000

     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

                       NAME                                      TITLE                      DATE
                       ----                                      -----                      ----
                  /s/ ERIC WEIDER                    Chairman of the Board and       September 27, 2000
---------------------------------------------------    Director

                 /s/ BRUCE J. WOOD                   Chief Executive Officer,        September 27, 2000
---------------------------------------------------    President and Director
                                                       (Principal Executive
                                                       Officer)

                /s/ JOSEPH W. BATY                   Executive Vice President and    September 27, 2000
---------------------------------------------------    Chief Financial Officer

                /s/ RONALD L. COREY                  Director                        September 27, 2000
---------------------------------------------------

               /s/ DONALD G. DRAPKIN                 Director                        September 27, 2000
---------------------------------------------------

                /s/ DAVID J. GUSTIN                  Director                        September 27, 2000
---------------------------------------------------

                /s/ ROGER H. KIMMEL                  Director                        September 27, 2000
---------------------------------------------------

              /s/ GEORGE F. LENGVARI                 Vice Chairman of the Board and  September 27, 2000
---------------------------------------------------    Director

                 /s/ H. F. POWELL                    Director                        September 27, 2000
---------------------------------------------------

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                  BALANCE AT                  ADDITIONS
                                 BEGINNING OF     COSTS/     CHARGED TO     ADDITIONS VIA    BALANCE AT END
DESCRIPTION                          YEAR        EXPENSES    ACQUISITION     DEDUCTIONS         OF YEAR
-----------                      ------------    --------    -----------    -------------    --------------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS:
1998...........................     $  212       $   273        $ --          $   (194)          $  291
1999...........................        291         1,094         977              (134)           2,228
2000...........................      2,228         2,074          32            (1,412)           2,922

ALLOWANCE FOR SALES RETURNS:
1998...........................        988        15,396          --           (14,734)           1,650
1999...........................      1,650        23,048         196           (21,068)           3,826
2000...........................      3,826        19,310          --           (17,467)           5,669

                      WEIDER NUTRITION INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................  F-2
Consolidated Balance Sheets at May 31, 2000 and 1999........  F-3
Consolidated Statements of Operations, Years Ended May 31,
  2000, 1999 and 1998.......................................  F-4
Consolidated Statements of Stockholders' Equity, Years Ended
  May 31, 2000, 1999 and 1998...............................  F-5
Consolidated Statements of Cash Flows, Years Ended May 31,
  2000, 1999 and 1998.......................................  F-6
Notes to Consolidated Financial Statements..................  F-8

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

                                          DELOITTE & TOUCHE LLP

Salt Lake City, Utah
August 18, 2000

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2000 AND 1999
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2000        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,011    $  1,926
  Receivables, net (Note 3).................................    53,522      60,524
  Inventories (Note 4)......................................    47,113      63,658
  Prepaid expenses and other................................     4,982       4,712
  Deferred taxes (Note 8)...................................     6,560       7,387
                                                              --------    --------
          Total current assets..............................   115,188     138,207
                                                              --------    --------
Property and equipment, net (Note 5)........................    47,198      48,872
                                                              --------    --------
Other assets:
     Intangible assets, net (Note 6)........................    49,412      51,980
     Deposits and other assets..............................     6,745      12,806
     Notes receivable related to stock performance units
      (Note 9)..............................................     4,188       4,164
     Deferred taxes (Note 8)................................     4,537          --
                                                              --------    --------
          Total other assets................................    64,882      68,950
                                                              --------    --------
          Total assets......................................  $227,268    $256,029
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 32,650    $ 25,492
  Accrued expenses..........................................    21,735      18,406
  Earnout amounts payable (Note 2)..........................     2,796       3,246
  Current portion of long-term debt (Note 7)................    15,131     110,716
  Income taxes payable......................................       549          --
                                                              --------    --------
          Total current liabilities.........................    72,861     157,860
                                                              --------    --------
Long-term debt (Note 7).....................................    67,749       4,723
                                                              --------    --------
Deferred taxes (Note 8).....................................        --       1,666
                                                              --------    --------
Commitments and contingencies (Notes 2, 7, 9, 10 and 11)
Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
     authorized -- 10,000,000; no shares issued and
     outstanding............................................        --          --
  Class A common stock, par value $.01 per share; shares
     authorized -- 50,000,000; shares issued and
     outstanding -- 9,363,778 (2000) and 9,334,036 (1999)...        94          93
  Class B common stock, par value $.01 per share; shares
     authorized -- 25,000,000; shares issued and
     outstanding -- 15,687,432 (2000 and 1999)..............       157         157
  Additional paid-in capital................................    83,225      82,985
  Other accumulated comprehensive loss......................    (5,003)     (2,331)
  Retained earnings.........................................     8,185      10,876
                                                              --------    --------
          Total stockholders' equity........................    86,658      91,780
                                                              --------    --------
          Total liabilities and stockholders' equity........  $227,268    $256,029
                                                              ========    ========

                See notes to consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Net sales...........................................  $   364,668    $   335,488    $   250,542
Cost of goods sold..................................      228,573        221,062        161,334
                                                      -----------    -----------    -----------
Gross profit........................................      136,095        114,426         89,208
                                                      -----------    -----------    -----------
Operating expenses:
  Selling and marketing.............................       81,843         70,072         39,230
  General and administrative........................       28,429         26,895         15,515
  Research and development..........................        4,599          4,629          3,983
  Amortization of intangible assets.................        3,326          3,238          2,175
  Severance, recruiting and reorganization costs....        4,116          3,062             --
  Management and employee compensation charges......          301            804            401
  Plant consolidation and transition................           --          5,113             --
  Other inventory related charges...................           --          4,115             --
  Asset impairment costs............................           --            535             --
                                                      -----------    -----------    -----------
          Total operating expenses..................      122,614        118,463         61,304
                                                      -----------    -----------    -----------
Income (loss) from operations.......................       13,481         (4,037)        27,904
                                                      -----------    -----------    -----------
Other income (expense):
  Interest income...................................          697            629            599
  Interest expense..................................      (11,783)       (10,179)        (4,818)
  Other.............................................         (177)          (430)          (671)
                                                      -----------    -----------    -----------
          Total other expense, net..................      (11,263)        (9,980)        (4,890)
                                                      -----------    -----------    -----------
Income (loss) before income taxes...................        2,218        (14,017)        23,014
Income tax expense (benefit)........................        1,145         (5,239)         9,010
                                                      -----------    -----------    -----------
Net income (loss)...................................  $     1,073    $    (8,778)   $    14,004
                                                      ===========    ===========    ===========
Weighted average shares outstanding:
  Basic.............................................   25,042,073     24,930,272     24,702,283
                                                      ===========    ===========    ===========
  Diluted...........................................   25,048,106     24,930,272     25,000,616
                                                      ===========    ===========    ===========
Net income (loss) per share:
  Basic.............................................  $      0.04    $     (0.35)   $      0.57
                                                      ===========    ===========    ===========
  Diluted...........................................  $      0.04    $     (0.35)   $      0.56
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                          OTHER
                                     CLASS A   CLASS B   ADDITIONAL    ACCUMULATED
                                     COMMON    COMMON     PAID-IN     COMPREHENSIVE   RETAINED
                                      STOCK     STOCK     CAPITAL         LOSS        EARNINGS    TOTAL
                                     -------   -------   ----------   -------------   --------   -------
Balance at June 1, 1997............    $90      $157      $79,271        $  (177)     $13,083    $92,424
Comprehensive income:
  Net income.......................     --        --           --             --       14,004     14,004
  Foreign currency translation
     adjustments...................     --        --           --             12           --         12
                                                                                                 -------
          Total comprehensive
            income.................                                                               14,016
  Issuance of stock in connection
     with performance units (Note
     9)............................      1        --          400             --           --        401
  Dividends paid on common stock...     --        --           --             --       (3,705)    (3,705)
                                       ---      ----      -------        -------      -------    -------
Balance at May 31, 1998............     91       157       79,671           (165)      23,382    103,136
Comprehensive loss:
  Net loss.........................     --        --           --             --       (8,778)    (8,778)
  Available-for-sale securities
     valuation adjustment..........     --        --           --         (1,691)          --     (1,691)
  Foreign currency translation
     adjustments...................     --        --           --           (475)          --       (475)
                                                                                                 -------
          Total comprehensive
            loss...................                                                              (10,944)
  Issuance of stock in connection
     with acquisition (Note 2).....      1        --        2,599             --           --      2,600
  Issuance of stock in connection
     with performance units (Note
     9)............................      1        --          803             --           --        804
  Tax loss from performance
     units.........................     --        --         (226)            --           --       (226)
  Stock options exercised..........     --        --          138             --           --        138
  Dividends paid on common stock...     --        --           --             --       (3,728)    (3,728)
                                       ---      ----      -------        -------      -------    -------
Balance at May 31, 1999............     93       157       82,985         (2,331)      10,876     91,780
Comprehensive loss:
  Net income.......................     --        --           --             --        1,073      1,073
  Available-for-sale securities
     valuation adjustment..........     --        --           --           (200)          --       (200)
  Foreign currency translation
     adjustments...................     --        --           --         (2,472)          --     (2,472)
                                                                                                 -------
          Total comprehensive
            loss...................                                                               (1,599)
  Issuance of stock in connection
     with performance units (Note
     9)............................      1        --          300             --           --        301
  Tax loss from performance
     units.........................     --        --          (72)            --           --        (72)
  Stock options exercised..........     --        --           12             --           --         12
  Dividends paid on common stock...     --        --           --             --       (3,764)    (3,764)
                                       ---      ----      -------        -------      -------    -------
Balance at May 31, 2000............    $94      $157      $83,225        $(5,003)     $ 8,185    $86,658
                                       ===      ====      =======        =======      =======    =======

                See notes to consolidated financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                               2000        1999        1998
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income (loss)........................................  $  1,073    $ (8,778)   $ 14,004
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Provision for bad debts...............................     2,074       1,094         273
     Deferred taxes........................................    (1,289)       (211)        860
     Depreciation, amortization and asset impairment.......    10,959      14,135       7,996
     Management and employee stock compensation charges....       301         804         401
     Tax loss from performance units.......................       (72)       (226)         --
  Changes in operating assets and liabilities-net of assets
     acquired:
     Receivables...........................................     6,512       5,362      (8,805)
     Inventories...........................................    17,683       6,531     (19,741)
     Prepaid expenses and other............................      (254)       (694)       (564)
     Deposits and other assets.............................     5,354       6,878      (4,804)
     Accounts payable......................................     3,325      (3,971)      3,632
     Other current liabilities.............................     3,200      (3,386)      1,388
                                                             --------    --------    --------
     Net cash provided by (used in) operating activities...    48,866      17,538      (5,360)
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchase of property and equipment.......................    (5,877)    (11,409)    (11,870)
  Proceeds from disposition of property and equipment......       148       1,040          --
  Increase in notes receivable.............................       (24)       (177)     (3,987)
  Purchase of intangible assets............................      (267)     (1,050)         --
  Purchase of companies, net of cash acquired..............    (1,164)    (24,326)         --
  Purchase of available-for-sale securities................        --      (4,998)         --
                                                             --------    --------    --------
     Net cash used in investing activities.................    (7,184)    (40,920)    (15,857)
                                                             --------    --------    --------
Cash flows from financing activities:
  Issuance of common stock.................................        12         138          --
  Dividends paid...........................................    (3,764)     (3,728)     (3,705)
  Proceeds from long-term debt.............................     4,143      33,757      27,438
  Payments on long-term debt...............................   (34,628)     (3,174)     (2,186)
                                                             --------    --------    --------
     Net cash provided by (used in) financing activities...   (34,237)     26,993      21,547
                                                             --------    --------    --------
Effect of exchange rate changes on cash....................    (6,360)     (2,369)       (905)
Increase (decrease) in cash and cash equivalents...........     1,085       1,242        (575)
                                                             --------    --------    --------
Cash and cash equivalents, beginning of year...............     1,926         684       1,259
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $  3,011    $  1,926    $    684
                                                             ========    ========    ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                                           2000       1999      1998
                                                          -------    ------    ------
Cash paid during the year for:
  Interest..............................................  $12,741    $8,238    $4,930
  Income taxes (net of refunds).........................     (597)      276     4,792

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     In connection with the acquisitions of net assets from other companies (see
Note 2), the Company assumed liabilities as follows for the years ended May 31:

                                                               2000        1999
                                                              -------    --------
Fair value of assets acquired...............................  $ 4,573    $ 39,393
Cost in excess of fair value of net assets acquired.........    1,113      20,440
Cash paid, net of cash acquired.............................   (1,164)    (24,326)
Stock issued................................................       --      (2,600)
Debt and liabilities issued.................................      (54)     (4,900)
                                                              -------    --------
Liabilities assumed.........................................  $ 4,468    $ 28,007
                                                              =======    ========

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

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of Weider Nutrition International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF"). All significant intercompany accounts and transactions have been eliminated.

     Initial Public Offering -- Effective May 1, 1997, the Company consummated an initial public offering of its Class A common stock (the "IPO"). A total of 6,440,000 shares were sold to the public at $11 per share. The net proceeds to the Company from the IPO amounted to approximately $63.9 million (after underwriters' discounts of $5.0 million and offering costs of $2.0 million).

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

     Description of Business -- The Company develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. The Company markets its branded nutritional supplement products, both domestically and internationally, through mass market, health foods store and health club and gym distribution channels. The Company also markets a line of sportswear in Europe, primarily in Germany.

     Use of Estimates and Assumptions in Preparing Financial Statements -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Such estimates include, among others, the allowance for doubtful accounts, the allowance for sales returns and the accrual for pending litigation costs. Actual results could differ from the estimates.

     Cash Equivalents -- Cash equivalents include highly liquid investments with an original maturity of three months or less.

     Inventories -- Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

     Barter Transactions -- During fiscal 1998, the Company entered into a barter transaction whereby inventories in the amount of $4.5 million, at cost, were exchanged for cash of $0.4 million and advertising credits of $4.1 million. The Company expenses the capitalized barter credits over a three-year period. Capitalized barter credits amounted to approximately $1.3 million at May 31, 2000. The advertising credits do not have an expiration date. The Company accounts for such transactions at the lower of the net realizable value of the inventory or the barter credits.

     Investment in Available-for-Sale Securities -- During fiscal 1999, the Company invested in certain "available-for-sale" equity securities with an original cost of $4,998. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, these securities are recorded at fair value with the accompanying unrealized holding gains (losses), net of income tax effects, included as a separate component of stockholders' equity. At May 31, 2000, unrealized losses of $3,152, net of income tax benefits of $1,261, were included in other accumulated comprehensive loss in the accompanying financial statements.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     Property and Equipment -- Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense was $7,633
(2000), $7,708 (1999) and $5,667 (1998), computed primarily using the straight-line method over the estimated useful lives of 31 to 50 years for buildings, 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements.

     Intangible Assets -- Intangible assets are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets as follows:

Cost in excess of fair value of net assets acquired.........  10-35 years
Patents and trademarks......................................  10-20 years
Noncompete agreements.......................................    5 years

     The Company evaluates the economic factors for determining requisite recovery periods for certain intangible assets on a case-by-case basis.

     Long-Lived Assets -- Impairment of long-lived assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of." The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The Company recognized an asset impairment in the amount of $535 in fiscal 1999.

     Income Taxes -- The Company records in its balance sheet deferred income tax liabilities and assets for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes.

     Net Sales -- The Company recognizes sales upon shipment of a product to a customer. Allowances are made for uncollectible accounts and future sales returns. The Company's three largest customers accounted for approximately 44%, 43% and 41%, respectively, of net sales in fiscal 2000, 1999 and 1998. At May 31, 2000 and 1999, amounts due from these customers represented approximately 43% and 41%, respectively, of total trade accounts receivable. The Company's Schiff(R) Pain Free(TM)/Move Free(TM) product accounted for 29%, 20% and 8% of net sales for fiscal 2000, 1999 and 1998, respectively.

     Stock-Based Compensation -- In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which became effective for the Company beginning June 1, 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees. The Company decided to disclose the effect of SFAS No. 123 on a proforma basis and to continue to follow Accounting Principles Board ("APB") Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation. Accordingly, the appropriate required disclosure of the effects of SFAS No. 123 are included in Note 9.

     Other Accumulated Comprehensive Income (Loss) -- During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of other accumulated comprehensive income (loss) and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other accumulated comprehensive income (loss) by their nature in a financial statement and (b) display the balance of other accumulated comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.

     Net Income (Loss) Per Share -- During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting net income (loss) per share. Net income (loss) per share is computed by both the basic and diluted methods. Basic net income

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options and performance units (Note 9) as well as warrants (Note
7). Common stock options and performance units were antidilutive during fiscal 1999 and, accordingly, were not included in the computation of diluted net loss per share.

     Financial Instruments -- The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

     Foreign Currency Translation -- The Company considers local currency as the functional currency for its foreign operations. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at an average of month-end rates.

     At May 31, 2000, unrealized foreign currency translation losses of $7,363, net of income tax benefits of $4,251, were included in other acccmulated comprehensive loss in the accompanying financial statements.

     Recently Issued Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's financial statements for the year ending May 31, 2001. The Company does not expect the impact of adopting SFAS No. 133 to be material in relation to its financial statements.

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

     Reclassifications -- Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

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

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

                                                          YEAR ENDED MAY 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Net sales..............................................  $347,529    $319,683
Income (loss) from operations..........................    (3,464)     31,264
Net income (loss)......................................    (8,704)     14,329
Diluted income (loss) per share........................     (0.35)       0.57

3.   RECEIVABLES, NET

     Receivables, net, consist of the following at May 31:

                                                            2000       1999
                                                           -------    -------
Trade accounts...........................................  $61,184    $63,215
Income taxes.............................................       --      2,195
Other....................................................      929      1,168
                                                           -------    -------
                                                            62,113     66,578
Less allowance for doubtful accounts and sales returns...   (8,591)    (6,054)
                                                           -------    -------
          Total..........................................  $53,522    $60,524
                                                           =======    =======

4.   INVENTORIES

     Inventories consist of the following at May 31:

                                                            2000       1999
                                                           -------    -------
Raw materials............................................  $12,493    $24,364
Work in process..........................................    2,210      3,364
Finished goods...........................................   32,410     35,930
                                                           -------    -------
          Total..........................................  $47,113    $63,658
                                                           =======    =======

     Inventory totaling $1,800 ($4,000 in 1999), primarily consisting of two raw materials, is included as a long-term asset in deposits and other assets in the accompanying balance sheets. The Company expects to consume these raw materials subsequent to fiscal 2001.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at May 31:

                                                           2000        1999
                                                         --------    --------
Land...................................................  $  2,020    $  1,679
Buildings..............................................    12,990      12,343
Furniture and equipment................................    43,837      40,528
Leasehold improvements.................................    11,306      11,005
Construction in progress...............................       596       1,087
                                                         --------    --------
                                                           70,749      66,642
Less accumulated depreciation and amortization.........   (23,551)    (17,770)
                                                         --------    --------
          Total........................................  $ 47,198    $ 48,872
                                                         ========    ========

6.   INTANGIBLE ASSETS

     Intangible assets consist of the following at May 31:

                                                           2000        1999
                                                         --------    --------
Cost in excess of fair value of net assets acquired....  $ 54,134    $ 53,706
Patents and trademarks.................................    10,601      10,452
Noncompete agreements..................................       187         209
                                                         --------    --------
                                                           64,922      64,367
Less accumulated amortization..........................   (15,510)    (12,387)
                                                         --------    --------
          Total........................................  $ 49,412    $ 51,980
                                                         ========    ========

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7.   LONG-TERM DEBT

     Long-term debt consists of the following at May 31:

                                                          2000        1999
                                                        --------    ---------
Advances under a $90,000 secured revolving line of
  credit bearing interest at floating rates (11.78% to
  13.50% at May 31, 2000) (see below for discussion of
  debt refinancing)...................................  $ 65,006    $  98,654
Advances under a $14,000 secured revolving line of
  credit bearing interest at various rates ranging
  from 4.00% to 7.25% (see below for discussion of
  debt refinancing)...................................    13,044        7,604
Mortgage loan, due in monthly installments, bearing
  interest at 7.63%, due February 2009................     2,631        2,755
Notes payable arising from the acquisition of Haleko
  bearing interest at various rates ranging from 5.50%
  to 7.00%, due 2001 and 2002.........................     1,247        2,556
Short term notes payable to original Haleko
  stockholders bearing interest at 6.75%..............        --        2,705
Notes payable arising from other previous
  acquisitions........................................       539          707
Other.................................................       413          458
                                                        --------    ---------
          Total.......................................    82,880      115,439
          Less current portion........................   (15,131)    (110,716)
                                                        --------    ---------
          Long-term portion...........................  $ 67,749    $   4,723
                                                        ========    =========

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

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

     Subsequent to May 31, 2000, Haleko entered into a new, approximate $18.6 million secured revolving line of credit (bearing interest at rates from 5.60% to 8.00%)that matures in June 2001.

     As of May 31, 2000, future payments of long-term debt are presently due as follows: $15,131 (2001), $3,301 (2002), $5,489 (2003), $6,241 (2004), $12,217
(2005), and $40,501 thereafter.

8.   INCOME TAXES

     The components of income tax expense (benefit) consist of the following for the years ended May 31:

                                                          2000       1999       1998
                                                         -------    -------    ------
Federal:
  Current..............................................  $   227    $(3,400)   $7,238
  Deferred.............................................      241     (1,220)      248
Foreign:
  Current..............................................    2,235     (1,037)       38
  Deferred.............................................   (1,652)     1,422        --
State and local:
  Current..............................................      (28)      (591)      874
  Deferred.............................................      122       (413)      612
                                                         -------    -------    ------
          Total........................................  $ 1,145    $(5,239)   $9,010
                                                         =======    =======    ======

     Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:

                                                           2000      1999       1998
                                                          ------    -------    ------
Computed Federal income tax expense (benefit) at the
  statutory rate of 34% for fiscal 2000 and 35% for
  fiscal 1999 and 1998..................................  $  754    $(4,906)   $8,055
Amortization of cost in excess of fair value of net
  assets acquired.......................................     178        151       153
Meals and entertainment.................................      79         39        34
Foreign Service Corporation benefit.....................    (279)       (98)     (220)
Charitable contributions................................    (287)      (499)      (10)
Foreign income taxes, other.............................     646        370         4
State income tax expense (benefit)......................      97       (653)      966
Other...................................................     (43)       357        28
                                                          ------    -------    ------
          Total.........................................  $1,145    $(5,239)   $9,010
                                                          ======    =======    ======

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     Net deferred income tax assets consist of the following at May 31:

                                                       2000                  1999
                                                 -----------------    ------------------
                                                            LONG-                 LONG-
                                                 CURRENT     TERM     CURRENT     TERM
                                                 -------    ------    -------    -------
Assets:
  Accounts receivable allowances...............  $2,507     $   --    $2,021     $    --
  Inventories adjustment.......................   1,136         --     2,528          --
  Deferred compensation........................      --      1,242        --       1,362
  Accrued vacation and bonuses.................     345         --       327          --
  Accrued other................................     635        256       508         421
  Amortization of intangibles..................      --        482        --         592
  Capitalized inventory costs..................     530         --     1,195          --
  State and other taxes........................      --        126        --       1,158
  Basis difference in acquired companies.......      --        844        --          95
  Charitable and net operating loss
     carryovers................................      --      2,798        --       1,782
  Basis difference in securities...............   1,279         --     1,127          --
  Foreign currency adjustment..................      --      4,096        --         821
  Research and development, and other
     credits...................................     487         --        --          --
                                                 ------     ------    ------     -------
          Total................................   6,919      9,844     7,706       6,231
                                                 ------     ------    ------     -------
Liabilities:
  Basis differences in fixed assets............      --      3,853        --       2,853
  Basis differences in acquired companies......      --         --        --       1,615
  Inventories adjustment.......................      --        247        --       1,306
  Amortization of intangibles..................      --        107        --         110
  State taxes..................................     359         --       319          --
  Other........................................      --      1,100        --       2,013
                                                 ------     ------    ------     -------
          Total................................     359      5,307       319       7,897
                                                 ------     ------    ------     -------
Deferred income taxes, net.....................  $6,560     $4,537    $7,387     $(1,666)
                                                 ======     ======    ======     =======

9.   MANAGEMENT INCENTIVE AND STOCK PLANS

     Management Incentive Plan -- Prior to the Company's IPO, certain employees (the "Recipients") had management incentive agreements (the "Agreements") pursuant to which the employees were granted performance units ("Performance Units") as incentive compensation.

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

     Equity Plan -- The 1997 Equity Participation Plan (the "Equity Plan") provides for the granting of stock options, stock appreciation rights, restricted or deferred stock and other awards ("Awards") to officers, directors, and key employees responsible for the direction and management of the Company and to nonemployee consultants. Under the Equity Plan, a total of 3,500,000 shares of Class A common stock (or the equivalent in other equity securities) are reserved for issuance.

     Stock options granted per the Equity Plan primarily become exercisable after three to five years from the date of grant in equal, ratable amounts per each successive anniversary date. Stock options expire no later than eight years after the date of grant.

     Information relating to stock options issued per the Equity Plan is as follows:

                                                                           WEIGHTED
                                                                            AVERAGE
                                                                           PER SHARE
                                                             NUMBER OF      OPTION       TOTAL
                                                               SHARES        PRICE       PRICE
                                                             ----------    ---------    -------
Options outstanding, June 1, 1997..........................   1,208,000     $ 11.00     $13,288
  Granted..................................................     167,000       12.46       2,082
  Exercised................................................          --          --          --
  Cancelled................................................     (92,000)     (11.00)     (1,012)
                                                             ----------     -------     -------
Options outstanding, May 31, 1998..........................   1,283,000       11.19      14,358
  Granted..................................................   1,366,500        6.19       8,464
  Exercised................................................     (12,600)     (11.00)       (138)
  Cancelled................................................    (518,067)     (10.78)     (5,584)
                                                             ----------     -------     -------
Options outstanding, May 31, 1999..........................   2,118,833        8.07      17,100
  Granted..................................................   1,038,000        4.52       4,692
  Exercised................................................      (2,333)      (5.06)        (12)
  Cancelled................................................  (1,176,200)      (7.64)     (8,986)
                                                             ----------     -------     -------
Options outstanding, May 31, 2000..........................   1,978,300     $  6.47     $12,794
                                                             ==========     =======     =======
Exercisable options, May 31, 2000..........................     377,433     $  8.41     $ 3,174
                                                             ==========     =======     =======

     The weighted average fair market value of options granted during fiscal 2000, 1999 and 1998 amounted to $1.64, $2.57 and $4.92, respectively.

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

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively.

                                                      2000          1999         1998
                                                   ----------    ----------    ---------
Risk-free interest rate..........................    6.18%         4.64%         5.20%
Dividend yield...................................    3.32%         2.48%         1.19%
Volatility factor................................    60.95%        69.21%       50.43%
Weighted average expected life...................  2.58 years    2.68 years    3.5 years

     For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. The Company's proforma net income (loss) and net income (loss) per share were as follows:

                                                      2000          1999         1998
                                                   ----------    ----------    ---------
Net income (loss), as reported...................    $1,073       $(8,778)      $14,004
Net income (loss), proforma......................       857        (9,194)       13,513
Basic net income (loss) per share, as reported...       .04          (.35)          .57
Diluted net income (loss) per share, as
  reported.......................................       .04          (.35)          .56
Basic net income (loss) per share, proforma......       .03          (.37)          .55
Diluted net income (loss) per share, proforma....       .03          (.37)          .54

     The following table summarizes information about stock options outstanding at May 31, 2000:

      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
-------------------------------   ------------------------------------------------
                                   WEIGHTED
                                    AVERAGE
                                   REMAINING    WEIGHTED                  WEIGHTED
                                  CONTRACTUAL    AVERAGE                  AVERAGE
     RANGE OF         NUMBER         LIFE       EXERCISE      NUMBER      EXERCISE
 EXERCISE PRICES    OUTSTANDING   (IN YEARS)      PRICE     EXERCISABLE    PRICE
------------------  -----------   -----------   ---------   -----------   --------
  $3.19 to $4.44       418,000            7.3    $ 4.01            --      $   --
  $4.50 to $5.75     1,038,000            6.8      5.11       177,133        5.32
 $11.00 to $13.00      522,300            5.0     11.13       200,300       11.14

10. COMMITMENTS AND CONTINGENCIES

     Leases -- The Company leases warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under several operating lease agreements expiring through 2013. As of May 31, 2000, future minimum payments of $36,422 under the noncancelable operating leases are due as follows: $3,955 (2001), $3,666 (2002), $3,588 (2003), $2,915 (2004),
$2,865 (2005) and $19,433 thereafter. Rental expense amounted to $4,499 (2000), $4,762 (1999) and $4,064 (1998).

     Litigation -- The Company was named as a defendant in a lawsuit filed in December 1996 alleging unfair competition and false advertising under California law. A settlement agreement with regard to the matter was agreed to in July 1998. In March 1999, the plaintiff's attorney in the California matter filed a lawsuit on behalf of Michael Morelli and an alleged class in the Supreme Court of the State of New York (New York County) alleging similar claims under New York law. In May 1999, the plaintiffs' attorney also filed a lawsuit on behalf of Lisa Fasig and an alleged class in the Circuit Court of Lee County, Florida alleging similar claims under Florida law. The Company disputes the allegations and will vigorously oppose the lawsuits.

     The Company is involved in other claims, legal actions and governmental proceedings that arise from the Company business operations. Although ultimate liability cannot be determined at the present time, the

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Company believes that any liability resulting from these matters, if any, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on the Company's financial position or cash flows.

     Royalties -- The Company obtained the exclusive right to use the Weider name and trademarks outside of specified royalty-free territories (most notably North America) throughout the world, with the exceptions of Australia, New Zealand, Japan and South Africa, pursuant to a sublicense agreement dated December 1, 1996 with Mariz Gestao E Investimentos Limitada ("Mariz"). Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of a director of the Company are included among the beneficiaries. Mariz obtained its exclusive international rights to use the Weider name and trademarks pursuant to a license agreement, effective June 1, 1994, between Mariz and certain affiliates, including WHF (the "Licensors"). Pursuant to the license agreement with Mariz, the Company is required to make annual royalty payments to Mariz commencing on December 1, 1998 on sales of the Company's brands in existence on December 1, 1996 in countries covered by the agreement. The royalty payments are to be equal to (i) 4% of sales up to $33.0 million; (ii) 3.5% of sales greater than $33.0 million and less than $66.0 million; (iii) 3.0% of sales from $66.0 million to $100.0 million; and (iv) 2.5% of sales over $100.0 million. In addition, the sublicense agreement with Mariz includes an irrevocable buy-out option exercisable by the Company after May 31, 2002 for a purchase price equal to the greater of $7.0 million or 6.5 times the aggregate royalties paid by the Company in the fiscal year immediately preceding the date of the exercise of the option. The Company incurred royalty expense of $390 and $203 for fiscal 2000 and 1999, respectively, relating to the Mariz licensing agreement.

     Retirement Plan -- The Company sponsors a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. Contributions to this plan were approximately $381, $334 and $271 for fiscal 2000, 1999 and 1998, respectively.

11. RELATED PARTY TRANSACTIONS

     Significant related party transactions, not otherwise disclosed, are summarized below.

     Payments to reimburse WHF for Company expenses (including primarily advertising, insurance, endorsements, retirement benefits and royalties) consist of the following for the years ended May 31:

                                                            2000      1999      1998
                                                           ------    ------    ------
Operating expenses.......................................  $2,230    $3,053    $2,193
Other....................................................     250       400       489
                                                           ------    ------    ------
          Total..........................................  $2,480    $3,453    $2,682
                                                           ======    ======    ======

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

     Segment information for fiscal 2000, 1999 and 1998, respectively, are summarized as follows:

                                                                    INCOME
                                                                    (LOSS)
                                                        NET          FROM       INTEREST
2000:                                                  SALES      OPERATIONS    EXPENSE
-----                                                 --------    ----------    --------
Domestic Operations:
  Mass market.......................................  $180,927     $20,327      $ 3,616
  Health food stores................................    34,642      (6,446)       2,025
  Health clubs and gyms.............................    22,326        (662)       1,302
  Other.............................................     4,168      (1,546)         288
  Unallocated.......................................        --      (4,300)          --
                                                      --------     -------      -------
                                                       242,063       7,373        7,231
International Operations............................   122,605       6,108        4,552
                                                      --------     -------      -------
                                                      $364,668     $13,481      $11,783
                                                      ========     =======      =======

                                                                    INCOME
                                                                    (LOSS)
                                                        NET          FROM       INTEREST
1999:                                                  SALES      OPERATIONS    EXPENSE
-----                                                 --------    ----------    --------
Domestic Operations:
  Mass market.......................................  $152,046     $ 12,074     $ 3,512
  Health food stores................................    56,178       (3,490)      1,691
  Health clubs and gyms.............................    24,960          711         862
  Other.............................................    13,115       (4,333)        331
  Unallocated.......................................        --      (12,825)         --
                                                      --------     --------     -------
                                                       246,299       (7,863)      6,396
International Operations:...........................    89,189        3,826       3,783
                                                      --------     --------     -------
                                                      $335,488     $ (4,037)    $10,179
                                                      ========     ========     =======

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     INCOME
                                                         NET          FROM       INTEREST
1998:                                                   SALES      OPERATIONS    EXPENSE
-----                                                  --------    ----------    --------
Domestic Operations:
  Mass market........................................  $110,388     $16,995       $1,839
  Health food stores.................................    61,742       6,077        1,400
  Health clubs and gyms..............................    25,853       1,242          600
  Other..............................................    35,264       2,973          330
                                                       --------     -------       ------
                                                        233,247      27,287        4,169
International Operations:............................    17,295         617          649
                                                       --------     -------       ------
                                                       $250,542     $27,904       $4,818
                                                       ========     =======       ======

     Reconciliation of assets for the reportable segments is as follows at May 31, 2000:

Total domestic assets.....................................  $199,829
Total international assets................................    79,003
Eliminations..............................................   (51,564)
                                                            --------
          Total...........................................  $227,268
                                                            ========

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

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly data (unaudited) for the years ended May 31, 2000, 1999 and 1998 is as follows:

                                                                   QUARTER ENDED
                                                      ----------------------------------------
2000:                                                 AUG. 31    NOV. 30    FEB. 29    MAY 31.
-----                                                 -------    -------    -------    -------
Net sales...........................................  $89,967    $87,376    $90,449    $96,876
Gross profit........................................   33,535     32,861     33,799     35,900
Income from operations..............................    2,959      4,395      4,138      1,989
Income tax expense (benefit)........................      (19)       662        733       (231)
Net income (loss)...................................      246      1,043        854     (1,070)
Basic and diluted net income (loss) per share.......      .01        .04        .03       (.04)

                                                                   QUARTER ENDED
                                                      ----------------------------------------
1999:                                                 AUG. 31    NOV. 30    FEB. 28    MAY 31.
-----                                                 -------    -------    -------    -------
Net sales...........................................  $67,946    $83,274    $89,030    $95,238
Gross profit........................................   23,528     28,503     33,350     29,045
Income (loss) from operations.......................    4,538     (6,496)     3,506     (5,585)
Income tax expense (benefit)........................    1,115     (3,740)       307     (2,921)
Net income (loss)...................................    1,707     (5,440)       407     (5,452)
Basic and diluted net income (loss) per share.......      .07       (.22)       .02       (.22)

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   QUARTER ENDED
                                                      ----------------------------------------
1998:                                                 AUG. 31    NOV. 30    FEB. 28    MAY 31.
-----                                                 -------    -------    -------    -------
Net sales...........................................  $53,515    $60,811    $62,368    $73,848
Gross profit........................................   17,873     20,629     23,003     27,703
Income from operations..............................    3,996      5,406      7,752     10,750
Income tax expense..................................    1,127      1,574      2,538      3,771
Net income..........................................    1,692      2,532      3,971      5,809
Basic net income per share..........................      .07        .10        .16        .24
Diluted net income per share........................      .07        .10        .16        .23

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