Form 10-Q
period 2000-08-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2000-10-16
CIK 1022368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock is 26,231,165 (as of October 2, 2000.)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           August 31,          May 31,
                                                                              2000              2000
                                                                          -----------         ---------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                $   2,534          $   3,011
  Receivables                                                                 50,638             53,522
  Inventories                                                                 50,768             47,113
  Prepaid expenses and other                                                   5,494              4,982
  Deferred taxes                                                               6,744              6,560
                                                                           ---------          ---------
            Total current assets                                             116,178            115,188
                                                                           ---------          ---------
Property and equipment, net                                                   46,246             47,198
                                                                           ---------          ---------
Other assets:
  Intangible assets, net                                                      49,191             49,412
  Deposits and other assets                                                    8,689              6,745
  Notes receivable related to
    stock performance units                                                    4,188              4,188
  Deferred taxes                                                               4,009              4,537
                                                                           ---------          ---------
            Total other assets                                                66,077             64,882
                                                                           ---------          ---------
                        Total assets                                       $ 228,501          $ 227,268
                                                                           =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  31,862          $  32,650
  Accrued expenses                                                            18,306             21,735
  Earnout amounts payable                                                      2,759              2,796
  Current portion of long-term debt                                           19,533             15,131
  Income taxes payable                                                           850                549
                                                                           ---------          ---------
            Total current liabilities                                         73,310             72,861
                                                                           ---------          ---------
Long-term debt (Note 2)                                                       64,011             67,749
                                                                           ---------          ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-10,538,733 and 9,363,778                                         105                 94
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432                                                       157                157
  Additional paid-in capital                                                  86,738             83,225
  Other accumulated comprehensive loss                                        (5,031)            (5,003)
  Retained earnings                                                            9,211              8,185
                                                                           ---------          ---------
            Total stockholders' equity                                        91,180             86,658
                                                                           ---------          ---------
                        Total liabilities and stockholders' equity         $ 228,501          $ 227,268
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

                                                      Three Months Ended
                                                          August 31,
                                             ----------------------------------
                                                 2000                  1999
                                             ------------          ------------
Net sales                                    $     91,210          $     89,967

Cost of goods sold                                 53,255                56,132
                                             ------------          ------------
Gross profit                                       37,955                33,835
                                             ------------          ------------
Operating expenses:
  Selling and marketing                            25,889                19,730
  General and administrative                        7,837                 7,416
  Research and development                          1,547                 1,002
  Amortization of intangible assets                   757                   878
  Litigation settlement                            (3,571)                   --
  Plant consolidation and transition                  648                    --
  Severance, recruiting and
   reorganization costs                                --                 1,850
                                             ------------          ------------
            Total operating expenses               33,107                30,876
                                             ------------          ------------
Income from operations                              4,848                 2,959
                                             ------------          ------------
Other income (expense):
  Interest income                                      40                   163
  Interest expense                                 (2,498)               (2,880)
  Other                                               (28)                  (15)
                                             ------------          ------------
            Total other expense, net               (2,486)               (2,732)
                                             ------------          ------------
Income before income taxes (benefit)                2,362                   227

Provision for income taxes (benefit)                  398                   (19)
                                             ------------          ------------
Net income                                   $      1,964          $        246
                                             ============          ============
Weighted average shares outstanding:

  Basic                                        26,226,165            25,032,937
                                             ============          ============
  Diluted                                      26,230,821            25,044,207
                                             ============          ============
Net income per share:

  Basic                                      $       0.07          $       0.01
                                             ============          ============
  Diluted                                    $       0.07          $       0.01
                                             ============          ============

Comprehensive income                         $      1,936          $        587
                                             ============          ============

            See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                     August 31,
                                                             --------------------------
                                                               2000              1999
                                                             --------          --------
Cash flows from operating activities:
  Net income                                                 $  1,964          $    246
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Provision for bad debts                                     231               307
      Deferred taxes                                              344             1,715
      Depreciation and amortization                             3,141             2,983
      Amortization of original issue discount cost                 98                --
      Management and employee stock
        compensation charges                                       --               201
  Changes in operating assets and liabilities-
     net of assets acquired:
      Receivables                                               2,653             7,242
      Inventories                                              (3,655)            2,963
      Prepaid expenses and other                                 (512)             (487)
      Deposits and other assets                                (2,221)              333
      Accounts payable                                           (788)           (3,999)
      Accrued expenses                                         (3,165)            1,166
                                                             --------          --------
        Net cash provided by (used in)
          operating activities                                 (1,910)           12,670
                                                             --------          --------
Cash flows from investing activities:
  Purchase of intangibles                                         (30)               --
  Purchase of property and equipment                           (1,277)           (1,400)
  Change in notes receivable                                       --                 7
                                                             --------          --------
        Net cash used in investing activities                  (1,307)           (1,393)
                                                             --------          --------
Cash flows from financing activities:
  Issuance of common stock                                      3,524                12
  Dividends paid                                                 (938)             (939)
  Proceeds from debt                                           66,768             2,012
  Payments on debt                                            (66,413)          (12,264)
                                                             --------          --------
        Net cash provided by (used in)
          financing activities                                  2,941           (11,179)
                                                             --------          --------
Effect of exchange rate changes on cash                          (201)              226
                                                             --------          --------
Increase (decrease) in cash and cash equivalents                 (477)              324

Cash and cash equivalents, beginning of period                  3,011             1,926
                                                             --------          --------
Cash and cash equivalents, end of period                     $  2,534          $  2,250
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

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND OTHER MATTERS

        The accompanying unaudited interim consolidated financial statements ("interim financial statements") do not include all disclosures provided in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Weider Nutrition International, Inc. (the "Company") Annual Report on Form 10-K for the year ended May 31, 2000 as filed with the Securities and Exchange Commission. The May 31, 2000 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF").

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

        The New Credit Facility is comprised of a $30.0 million term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the New Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility bear interest at floating rates and the New Credit Facility matures on March 31, 2005.

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

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

        Concurrently with the New Credit Facility, on June 30, 2000, the Company entered into a $10.0 million senior subordinated loan agreement (the "Subordinated Loan"). The proceeds from the Subordinated Loan were used to repay outstanding obligations under the Company's previous credit facility. The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The Subordinated Loan bears interest at 13% per annum and matures on June 30, 2006. As part of the Subordinated Loan transaction, the Company issued warrants to purchase up to 1,174,955 shares of the Company's Class A common stock at an exercise price of $0.01 per share, subject to certain customary antidilution provisions. The issuance of the warrants, exercised effective August 3, 2000, resulted in the recognition of approximately $3.5 million in "original issue discount" costs (reflected as a reduction of long-term debt) that will be recognized as an adjustment to the effective interest rate over the life of the Subordinated Loan. The Company also granted certain registration rights with respect to the common stock issuable under the warrants pursuant to a Registration Rights Agreement dated as of June 30, 2000.

        Amounts outstanding under the previous credit facility have been reclassified as a long-term obligation at May 31, 2000.

3. RECEIVABLES

        Receivables consist of the following:

                                                    August 31,         May 31,
                                                      2000              2000
                                                    ---------          --------
Trade accounts                                      $ 58,417           $ 61,184
Other                                                  1,066                929
                                                    --------           --------
                                                      59,483             62,113
Less allowance for doubtful accounts
 and sales returns                                    (8,845)            (8,591)
                                                    --------           --------
            Total                                   $ 50,638           $ 53,522
                                                    ========           ========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4. INVENTORIES

        Inventories consist of the following:

                                                  August 31,             May 31,
                                                    2000                  2000
                                                  ---------              -------
Raw materials                                      $16,083               $12,493
Work in process                                      1,320                 2,210
Finished goods                                      33,365                32,410
                                                   -------               -------
           Total                                   $50,768               $47,113
                                                   =======               =======

        Inventory totaling approximately $1,800, primarily consisting of a certain raw material, is included as a long-term asset in deposits and other assets in the accompanying balance sheets. The Company expects to consume this raw material subsequent to fiscal 2001.

5. INTANGIBLE ASSETS

        Intangible assets consist of the following:

                                                  August 31,            May 31,
                                                    2000                 2000
                                                  ---------            --------
Cost in excess of fair value
  of net assets acquired (goodwill)                $ 54,585            $ 54,134
Patents and trademarks                               10,704              10,601
Noncompete agreements                                   189                 187
                                                   --------            --------
                                                     65,478              64,922

Less accumulated amortization                       (16,287)            (15,510)
                                                   --------            --------
          Total                                    $ 49,191            $ 49,412
                                                   ========            ========

6. OPERATING SEGMENTS

        In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments.

        The Company has two primary reportable segments. These segments include the Company's U.S. based or domestic operations, and the Company's international operations. The Company has three primary areas within its domestic operations: mass market; health food stores; and health clubs and gyms. The Company manufactures and markets nutritional products, including a broad line of vitamins, joint-related and other nutraceuticals, and sports nutrition supplements in mass market; a broad line of vitamins, nutraceuti- cals and sports nutrition products through independent distributors and a significant retailer in health food stores; and a broad line of sports nutrition products primarily through distributors in health clubs and gyms. The Company also manufactures and markets nutritional and other products, including a broad line of sports nutrition supplements and sportswear,

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

together with certain other nutraceuticals within its international operations.

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

        Segment information for the three months ended August 31, 2000 and 1999, respectively, are summarized as follows:

                                                         Income
                                                         (Loss)
                                          Net             From          Interest
2000:                                    Sales         Operations       Expense
                                        -------        ----------       --------
Domestic Operations:
  Mass market                           $51,256         $ 4,482         $   803
  Health food stores                      6,406            (510)            157
  Health clubs and gyms                   6,228              29             153
  Other                                   1,139            (385)             21
  Unallocated                                --           2,923              --
                                        -------         -------         -------
                                         65,029           6,539           1,134

International Operations                 26,181          (1,691)          1,364
                                        -------         -------         -------
                                        $91,210         $ 4,848         $ 2,498
                                        =======         =======         =======


                                                        Income
                                                        (Loss)
                                          Net            From           Interest
1999:                                    Sales        Operations        Expense
                                        -------       ----------        --------
  Domestic Operations:
    Mass market                         $45,757         $ 5,226         $   890
    Health food stores                   10,733          (1,185)            498
    Health clubs and gyms                 5,839             281             321
    Other                                 1,295            (203)             72
    Unallocated                              --          (1,850)             --
                                        -------         -------         -------
                                         63,624           2,269           1,781

  International Operations               26,343             690           1,099
                                        -------         -------         -------
                                        $89,967         $ 2,959         $ 2,880
                                        =======         =======         =======

        Reconciliation of total assets for the reportable segments is as follows at August 31, 2000:

     Total domestic assets              $ 196,941
     Total international assets            86,449
     Eliminations                         (54,889)
                                        ---------
          Total                         $ 228,501
                                        =========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

        Capital expenditures for domestic and international operations amounted to $0.8 million and $0.5 million, respectively, for the three months ended August 31, 2000, and $1.1 million and $.3 million, respectively, for the three months ended August 31, 1999. The majority of international related long-lived assets are located in Germany.

7. SALES TO MAJOR CUSTOMERS

        The Company's three largest customers accounted for approximately 50% and 47%, respectively, of net sales for the three months ended August 31, 2000 and 1999, respectively. At August 31, 2000 and May 31, 2000, amounts due from these customers represented approximately 50% and 43%, respectively, of total trade accounts receivable.

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

        During the three months ended August 31, 2000, the Company received proceeds of approximately $3.6 million relating to the settlement of certain antitrust litigation brought by the Company and several other parties.

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

9. RECENTLY ISSUED ACCOUNTING STANDARDS

        During the quarter ended August 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 establishes accounting and reporting standards for the recognition of revenue. It states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. SAB 101 is effective for the Company's financial statements in the fiscal quarter beginning March 1, 2001. The Company has not determined the impact of adopting SAB 101 on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the matters discussed in this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "estimates," "may," "should" or similar expressions are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond the Company's control, and, therefore, actual results may differ materially.

        Important factors that may effect future results include, but are not limited to: the company's ability to implement more sophisticated operating systems and inventory management programs, the impact of competitive products and pricing, the impact of new FDA dietary supplement regulations on the Company's products and marketing plans, including, without limitation, product labeling, product names and product structure/function claims, dependence on individual products, dependence on individuals customers, market and industry conditions including pricing, demand for products, level of trade inventories and raw materials availability and pricing, the success of product development and new product introductions into the marketplace, changes in laws and regulations, the company's ability to identify, recruit and integrate key management personnel, including the cost and timing thereof, litigation and government regulatory action, uncertainty of market acceptance of new products, results of management's evaluation of its business operations and strategies, and other risks indicated from time to time in the Company's SEC reports, copies of which are available upon request from the Company's investor relations department. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

GENERAL

        Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars consisting of approximately 875 stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff(R), Weider(TM), American Body Building(TM), Tiger's Milk(R) Multipower(R) and Multaben that are primarily marketed through mass market, health food store and health club and gym distribution channels. The Company markets its branded nutritional supplement products, both domestically and internationally, in four principal categories: sports nutrition; vitamins, minerals and herbs; weight management; and nutrition bars. The Company also markets a line of sportswear in Europe, primarily in Germany, under the Venice Beach brand.

        The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)
(Three Months Ended August 31, 2000 Compared to Three Months Ended August 31, 1999)

        The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                                          Three Months Ended August 31,
                                            ---------------------------------------------------------
                                                      2000                              1999
                                            -----------------------           -----------------------
                                                               (dollars in thousands)
     Net sales ....................         $ 91,210          100.0%          $ 89,967          100.0%
     Cost of goods sold ...........           53,255           58.4             56,132           62.4
                                            --------          -----           --------          -----
     Gross profit .................           37,955           41.6             33,835           37.6
                                            --------          -----           --------          -----
     Operating expenses ...........           36,030           39.5             29,026           32.2
     Litigation settlement ........           (3,571)          (3.9)                --             --
     Plant consolidation and
       transition .................              648             .7                 --             --
     Severance, recruiting and
       reorganization costs .......               --             --              1,850            2.1
                                            --------          -----           --------          -----
     Total operating expenses .....           33,107           36.3             30,876           34.3
                                            --------          -----           --------          -----
     Income from operations .......            4,848            5.3              2,959            3.3
     Other expense, net ...........            2,486            2.7              2,732            3.0
     Income taxes (benefit) .......              398             .4                (19)            --
                                            --------          -----           --------          -----
     Net income ...................         $  1,964            2.2%          $    246             .3%
                                            ========          =====           ========          =====

        Net Sales. Net sales for the three months ended August 31, 2000 increased $1.2 million, or 1.4%, to $91.2 million from $90.0 million for the three months ended August 31, 1999. During the three months ended August 31, 2000, sales to mass volume retailers (including food, drug, mass, club and convenience stores) increased compared to the three months ended August 31, 1999 while sales to health food distributors and retailers decreased. Sales to health club and gym distributors and international markets were relatively constant for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

        First quarter fiscal 2001 sales to mass volume retailers increased approximately 12.0% to $51.3 million from first quarter fiscal 2000 sales of $45.8 million. The increase in sales to mass volume retailers was primarily the result of increased sales to existing accounts of certain leading branded products. Net sales of Schiff(R) Move Free(TM) amounted to $31.7 million for the first quarter of fiscal 2001 compared to $26.3 million for the first quarter of fiscal 2000. Sales to health food distributors and retailers decreased approximately 40.3% to $6.4 million for the fiscal 2001 first quarter from

$10.7 million for the fiscal 2000 first quarter. The decrease in sales in the health food distribution channel resulted primarily from the Company's increased focus on the mass market distribution channel, delays in the introduction of new products, including line extensions, and reduced sales volume with GNC, the Company's most significant health food retailer. The overall decrease was partially offset as sales to health food distributors increased in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

        GROSS PROFIT. Gross profit increased approximately 12.2% to $38.0 million for the quarter ended August 31, 2000 compared to $33.8 million for the quarter ended August 31, 1999. Gross profit, as a percentage of net sales, was 41.6% for the quarter ended August 31, 2000 compared to 37.6% for the quarter ended August 31, 1999. The increase in the gross profit percentage resulted primarily from operating efficiencies, change in sales mix and reduced credits for returned products.

        OPERATING EXPENSES. Operating expenses, including litigation settlement income and plant consolidation and transition costs for the first quarter of fiscal 2001 and severance, recruiting and reorganization costs for the first quarter of fiscal 2000, increased approximately 7.2% to $33.1 million for the fiscal 2001 first quarter from $30.9 million for the fiscal 2000 first quarter. During the fiscal 2001 first quarter the Company completed the consolidation of beverage manufacturing to its South Carolina facility. In conjunction with the closing of the Company's Las Vegas, Nevada beverage facility, the Company recognized approximately $0.6 million in net consolidation and transition related costs. Also, during the first quarter of fiscal 2001, the Company received $3.6 million from the settlement of litigation. Excluding the effects of these events, operating expenses increased $7.0 million, or 24.1% during the first quarter of fiscal 2001 in comparison to the first quarter of fiscal 2000. The increase resulted primarily from the continued implementation of an expanded marketing plan resulting in significant increases in selling, marketing, promotional and advertising costs.

        Selling and marketing expenses, including sales, marketing, adver-tising, freight and other costs, increased approximately 31.2% to $25.9 million for the fiscal 2001 first quarter from $19.7 million for the fiscal 2000 first quarter. The increase in selling and marketing expenses resulted primarily from increased advertising, promotion and personnel costs associated with the Company's brand building initiatives as well as increased promotional spending in support of the Schiff(R) Pain Free(TM) to Move Free(TM) product name transition as well as other promotional programs. The Company expects the increase in selling and marketing expenses, as a percentage of net sales, to continue in future periods.

        General and administrative expenses increased approximately 5.7% to $7.8 million for the quarter ended August 31, 2000 compared to $7.4 million for the quarter ended August 31, 1999. The increase in general and administrative expenses for the first quarter of fiscal 2001 resulted primarily from an increase in outside professional and personnel related costs.

        OTHER EXPENSE. Other expense, net, amounted to $2.5 million for the quarter ended August 31, 2000 compared to $2.7 million for the quarter ended August 31, 1999. The net decrease of approximately $0.2 million resulted primarily from decreased interest costs associated with an overall reduction in indebtedness.

        PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $0.4 million for the quarter ended August 31, 2000 compared to a nominal benefit for the quarter ended August 31, 1999. The increase resulted primarily from the increase in pre-tax earnings and the net effect of tax rate differences for the Company's domestic and international operations.

        LIQUIDITY AND CAPITAL RESOURCES. Effective June 30, 2000, the Company and its domestic subsidiaries entered into a new $90.0 million senior credit facility (the "New Credit Facility") with Bankers Trust Company. The New Credit Facility replaced the Company's previous credit facility, which consisted of a revolving line of credit that expired on June 30, 2000.

        The New Credit Facility is comprised of a $30.0 million term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the New Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. The New Credit Facility is being used to fund the normal working capital and capital expenditure requirements of the Company. At the inception of the New Credit Facility, the Company borrowed approximately $64.8 million (together with the proceeds from the subordinated loan discussed below) to repay in full its outstanding obligation under the previous credit facility and related financing costs of the New Credit Facility. At August 31, 2000, the Company had approximately $18.8 million in available revolving loan funds.

        Concurrently with the New Credit Facility, on June 30, 2000 the Company entered into a $10.0 million senior subordinated loan agreement (the "Subordinated Loan"). The proceeds from the Subordinated Loan were used to repay outstanding obligations under the Company's previous credit facility. The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limita- tions on indebtedness and the Company's ability to pay dividends under certain circumstances.

        The Company's working capital remained relatively constant, amounting to approximately $42.9 million and $42.3 million, respectively, at August 31, 2000 and May 31, 2000.

        The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under both the New Credit Facility and Haleko's approximate $18.6 million secured credit facility. The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions, if any, may require other debt financing or the issuance of additional equity.

        The Company paid a quarterly dividend of $0.0375 per share subsequent to August 31, 2000. The dividend was declared to be payable on September 20, 2000 to holders of all classes of common stock of record at the close of business on September 11, 2000. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the New Credit

Facility contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

        IMPACT OF INFLATION. The Company has historically been able to pass inflationary increases for raw materials and other costs through to its customers and anticipates that it will be able to continue to do so in the future.

        SEASONALITY. The Company's business is seasonal, with lower sales typically realized during the first and second fiscal quarters and higher sales typically realized during the third and fourth fiscal quarters. The Company believes such fluctuations in sales are the result of greater marketing and promotional activities toward the end of each fiscal year, customer buying patterns, including seasonal sportswear considerations, and consumer spending patterns related primarily to the consumers' interest in achieving personal health and fitness goals after the beginning of each new calendar year and before the summer fashion season.

        Furthermore, as a result of changes in product sales mix and other factors, as discussed above, the Company experiences fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        The Company measures its market risk, related to its holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. The Company does not believe that a hypothetical 10% change in interest rates would have a material effect on the Company's pretax earnings or cash flows.



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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

2.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schlhter.(2)

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

10.2    Agreement by and between Joseph Weider and Weider Health and Fitness.(1)

10.3    1997 Equity Participation Plan of Weider Nutrition International,
        Inc.(1)

10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries.(1)

10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds, as amended.(5)

10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company.(1)

10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc.(1)

10.9 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited.(1)

10.10 Form of Employment Agreement between Weider Nutrition International, Inc. and Bruce J. Wood.(3)

10.11   Agreement between the Company and Bruce J. Wood.(6)

10.12 Form Agreement between the Company and certain executives of the Company.(6)

21      Subsidiaries of Weider Nutrition International, Inc.(5)

27.1    Financial Data Schedule Summary.(7)

-------------
(1)     Filed as an Exhibit to the Company's Registration Statement on From S-1
        (File

        No. 333-12929) and incorporated herein by reference.

(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.

(3) Previously filed in the Company's Current Report on From 10-K dated as of August 30, 1999 and incorporated herein by reference.

(4) Previously filed in the Company's Current Report on Form 8-K dated as of June 30, 2000 and incorporated herein by reference.

(5) Previously filed in the Company's Current Report on Form 10-K as of August 29, 2000 and incorporated herein by reference.

(6) Previously filed in the Company's Current Report on Form 10-K/A as of September 28,2000 and incorporated herein by reference.

(7)     Filed herewith.

------------------

(b)     Reports on Form 8-K

        None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WEIDER NUTRITION INTERNATIONAL, INC.



Date:  October 16, 2000                By:   /s/  Bruce J. Wood
                                           -------------------------------------
                                                  Bruce J. Wood
                                       President, Chief Executive Officer
                                                  and Director



Date:  October 16, 2000                By:   /s/  Joseph W. Baty
                                           -------------------------------------
                                                  Joseph W. Baty
                                           Executive Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
2.1             Stock Purchase Agreement, dated July 9, 1998, by and among
                Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt
                Schlhter.(2)

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

4.5 First Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust
                Company.(5)

10.1            Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI
                Development Services Incorporated and Weider Nutrition Group,
                Inc.(1)

10.2            Agreement by and between Joseph Weider and Weider Health and
                Fitness.(1)

10.3            1997 Equity Participation Plan of Weider Nutrition
                International, Inc.(1)

10.4            Form of Tax Sharing Agreement by and among Weider Nutrition
                International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries.(1)

10.6            Form of Employment Agreement between Weider Nutrition
                International, Inc. and Robert K. Reynolds, as amended.(5)

10.7            Form of Senior Executive Employment Agreement between Weider
                Nutrition International, Inc. and certain senior executives of the Company.(1)

10.8            Advertising Agreement between Weider Nutrition International,
                Inc. and Weider Publications, Inc.(1)

10.9 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited.(1)

10.10           Form of Employment Agreement between Weider Nutrition
                International, Inc. and Bruce J. Wood.(3)

10.11           Agreement between the Company and Bruce J. Wood.(6)

10.12 Form Agreement between the Company and certain executives of the Company.(6)

21              Subsidiaries of Weider Nutrition International, Inc.(5)

27.1            Financial Data Schedule Summary.(7)

-----------------------------

(1)             Filed as an Exhibit to the Company's Registration Statement on
                From S-1 (File No. 333-12929) and incorporated herein by reference.

(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.

(3) Previously filed in the Company's Current Report on From 10-K dated as of August 30, 1999 and incorporated herein by reference.

(4) Previously filed in the Company's Current Report on Form 8-K dated as of June 30, 2000 and incorporated herein by reference.

(5) Previously filed in the Company's Current Report on Form 10-K as of August 29, 2000 and incorporated herein by reference.

(6) Previously filed in the Company's Current Report on Form 10-K/A as of September 28,2000 and incorporated herein by reference.

(7)             Filed herewith.



18