Form 10-Q
period 2000-11-30
WEIDER NUTRITION INTERNATIONAL INC
filed 2001-01-16
CIK 1022368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

    / / TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares outstanding of the Registrant's common stock is 26,249,436 (as of January 2, 2001.)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          November 30, May 31,
ASSETS                                                                    2000            2000
                                                                       ---------        --------
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                            $   2,422        $  3,011
  Receivables                                                             39,542          53,522
  Inventories                                                             49,166          47,113
  Prepaid expenses and other                                               5,179           4,982
  Deferred taxes                                                           6,888           6,560
                                                                       ---------        --------

         Total current assets                                            103,197         115,188
                                                                       ---------        --------

Property and equipment, net                                               44,556          47,198
                                                                       ---------        --------

Other assets:
  Intangible assets, net                                                  46,007          49,412
  Deposits and other assets                                                7,872           6,745
  Notes receivable related to
    stock performance units                                                4,188           4,188
  Deferred taxes                                                           6,184           4,537
                                                                       ---------        --------

         Total other assets                                               64,251          64,882
                                                                       ---------        --------

                  Total assets                                         $ 212,004        $227,268
                                                                       =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $  28,643        $ 32,650
  Accrued expenses                                                        16,587          21,735
  Earnout amounts payable                                                  --              2,796
  Current portion of long-term debt (Note 2)                              16,005          15,131
  Income taxes payable                                                       230             549
                                                                       ---------        --------

         Total current liabilities                                        61,465          72,861
                                                                       ---------        --------

Long-term debt                                                            62,231          67,749
                                                                       ---------        --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding                   --              --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-10,562,004 and 9,363,778                                     105              94
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432                                                   157             157
  Additional paid-in capital                                              86,755          83,225
  Other accumulated comprehensive loss                                    (6,679)         (5,003)
  Retained earnings                                                        7,970           8,185
                                                                       ---------        --------

         Total stockholders' equity                                       88,308          86,658
                                                                       ---------        --------

                  Total liabilities and stockholders' equity           $ 212,004         $227,268
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

                                                                 Three Months Ended
                                                                     November 30,
                                                             ----------------------------
                                                                2000              1999
                                                             ----------         ---------
Net sales                                                    $   78,538         $  87,376

Cost of goods sold                                               48,243            54,215
                                                             ----------         ---------

Gross profit                                                     30,295            33,161
                                                             ----------         ---------

Operating expenses:
  Selling and marketing                                          18,764            18,360
  General and administrative                                      6,537             7,434
  Research and development                                        1,379             1,278
  Amortization of intangible assets                                 740               843
  Severance, recruiting and
    reorganization costs                                          --                  851
                                                             ----------         ---------

         Total operating expenses                                27,420            28,766
                                                             ----------         ---------

Income from operations                                            2,875             4,395
                                                             ----------         ---------

Other income (expense):
  Interest income                                                    44               121
  Interest expense                                               (2,627)           (2,758)
  Other                                                            (150)              (53)
                                                             ----------         ---------

         Total other expense, net                                (2,733)           (2,690)
                                                             ----------         ---------

Income before income taxes                                          142             1,705

Provision for income taxes                                          399               662
                                                             ----------         ---------

Net income (loss)                                            $     (257)        $   1,043
                                                             ==========         =========

Weighted average shares outstanding:

  Basic                                                      26,249,436        25,042,073
                                                             ==========        ==========

  Diluted                                                    26,249,436        25,047,282
                                                             ==========        ==========

Net income (loss) per share:

  Basic                                                         $ (0.01)          $  0.04
                                                                =======           =======

  Diluted                                                       $ (0.01)          $  0.04
                                                                =======           =======

Comprehensive income (loss)                                     $(1,905)          $   838
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

                                                                    Six Months Ended
                                                                      November 30,
                                                             ----------------------------
                                                                 2000             1999
                                                             ----------         ---------
Net sales                                                    $  169,748         $ 177,343
Cost of goods sold                                              101,498           110,347
                                                             ----------         ---------

Gross profit                                                     68,250            66,996
                                                             ----------         ---------

Operating expenses:
  Selling and marketing                                          44,653            38,090
  General and administrative                                     14,374            14,850
  Research and development                                        2,926             2,280
  Amortization of intangible assets                               1,497             1,721
  Litigation settlement                                          (3,571)            --
  Plant consolidation and transition                                648             --
  Severance, recruiting and
    reorganization costs                                          --                2,701
                                                             ----------         ---------

         Total operating expenses                                60,527            59,642
                                                             ----------         ---------

Income from operations                                            7,723             7,354
                                                             ----------         ---------

Other income (expense):
  Interest income                                                    84               284
  Interest expense                                               (5,125)           (5,638)
  Other                                                            (178)              (68)
                                                             ----------         ---------

         Total other expense, net                                (5,219)           (5,422)
                                                             ----------         ---------

Income before income taxes                                        2,504             1,932

Provision for income taxes                                          797               643
                                                              ---------         ---------

Net income                                                   $    1,707         $   1,289
                                                             ==========         =========

Weighted average shares outstanding:

  Basic                                                      26,237,801        25,037,505
                                                             ==========        ==========

  Diluted                                                    26,240,129        25,045,745
                                                             ==========        ==========

Net income per share:

  Basic                                                         $  0.07           $  0.05
                                                                =======           =======

  Diluted                                                       $  0.07           $  0.05
                                                                =======           =======

Comprehensive income                                            $    31           $ 1,425
                                                                =======           =======

            See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                         Six Months Ended
                                                                           November 30,
                                                                       ------------------
                                                                         2000       1999
                                                                       -------    -------
Cash flows from operating activities:

  Net income                                                           $ 1,707    $ 1,289
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Provision for bad debts                                           682      1,030
         Deferred taxes                                                 (1,975)     1,145
         Depreciation and amortization                                   5,617      5,632
         Amortization of original issue discount costs                     245         --
         Management and employee stock
           compensation charges                                             --        201
         Loss on disposition of equipment                                   16          4
  Changes in operating assets and liabilities- net of assets acquired:

         Receivables                                                    13,298      9,519
         Inventories                                                    (2,053)     8,920
         Prepaid expenses and other                                       (197)     1,256
         Deposits and other assets                                      (1,619)     1,540
         Accounts payable                                               (4,007)   (10,086)
         Accrued expenses                                               (8,263)    (1,630)
                                                                       -------    -------

           Net cash provided by
             operating activities                                        3,451     18,820
                                                                       -------    -------

Cash flows from investing activities:

  Acquisition, net of cash acquired                                         --     (1,164)
  Purchase of property and equipment                                    (2,266)    (2,697)
  Purchase of intangibles                                                 (106)      (135)
  Proceeds from disposition of equipment                                    31          7
  Change in notes receivable                                                --         17
                                                                       -------    -------

           Net cash used in investing activities                        (2,341)    (3,972)
                                                                       -------    -------

Cash flows from financing activities:

  Issuance of common stock                                               3,541         12
  Dividends paid                                                        (1,922)    (1,878)
  Proceeds from debt                                                    64,860      1,827
  Payments on debt                                                     (68,296)   (13,989)
                                                                       -------    -------

           Net cash used in
            financing activities                                        (1,817)   (14,028)
                                                                       -------    -------

Effect of exchange rate changes on cash                                    118         59
                                                                       -------    -------

Increase (decrease) in cash and cash equivalents                          (589)       879

Cash and cash equivalents, beginning of period                           3,011      1,926
                                                                       -------    -------

Cash and cash equivalents, end of period                               $ 2,422    $ 2,805
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

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND OTHER MATTERS

         The accompanying unaudited interim consolidated financial statements ("interim financial statements") do not include all disclosures provided in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Weider Nutrition International, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended May 31, 2000 as filed with the Securities and Exchange Commission. The May 31, 2000 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF").

         In the opinion of the Company, the accompanying interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current interim period presentation.

2.       CREDIT FACILITY

         Effective June 30, 2000, the Company and its domestic subsidiaries entered into a new $90.0 million senior credit facility (the "Credit Facility") with Bankers Trust Company. The Credit Facility replaced the Company's previous credit facility, which consisted of a revolving line of credit that expired on June 30, 2000.

         The Credit Facility is comprised of a $30.0 million term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility bear interest at floating rates and the new Credit Facility matures on March 31, 2005.

         The Credit Facility is being used to fund the normal working capital and capital expenditure requirements of the Company. At the inception of the Credit Facility, the Company borrowed approximately $64.8 million (together with the proceeds from the subordinated loan discussed below) to repay in full its outstanding obligation under the previous credit facility and related financing costs of the Credit Facility.

         Concurrently with the Credit Facility, on June 30, 2000, the Company entered into a $10.0 million senior subordinated loan agreement (the "Subordinated Loan"). The proceeds from the Subordinated Loan were used to

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

repay outstanding obligations under the Company's previous credit facility. The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The Subordinated Loan bears interest at 13% per annum and matures on June 30, 2006. As part of the Subordinated Loan transaction, the Company issued warrants to purchase up to 1,174,955 shares of the Company's Class A common stock at an exercise price of $0.01 per share, subject to certain customary antidilution provisions. The issuance of the warrants, exercised effective August 3, 2000, resulted in the recognition of approximately $3.5 million in "original issue discount" costs (reflected as a reduction of long-term debt) that will be recognized as an adjustment to the effective interest rate over the life of the Subordinated Loan. The Company also granted certain registration rights with respect to the common stock issuable under the warrants pursuant to a Registration Rights Agreement dated as of June 30, 2000.

         Amounts outstanding under the previous credit facility have been reclassified as a long-term obligation at May 31, 2000.

3.       RECEIVABLES

         Receivables consist of the following:

                                                          November 30,    May 31,
                                                              2000        2000
                                                            -------     -------
         Trade accounts                                     $47,071     $61,184
         Other                                                1,140         929
                                                            -------     -------
                                                             48,211      62,113

         Less allowance for doubtful accounts
          and sales returns                                  (8,669)     (8,591)
                                                            -------     -------

                           Total                            $39,542     $53,522
                                                            =======     =======

4.       INVENTORIES

         Inventories consist of the following:

                                                          November 30,  May 31,
                                                             2000         2000
                                                            -------     -------
         Raw materials                                      $16,166     $12,493
         Work in process                                      3,302       2,210
         Finished goods                                      29,698      32,410
                                                            -------     -------

                           Total                            $49,166     $47,113
                                                            =======     =======

         Inventory totaling approximately $1.8 million, primarily consisting of a certain raw material, is included as a long-term asset in deposits and other assets in the accompanying balance sheets.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                      November 30,  May 31,
                                                                         2000        2000
                                                                       --------    -------
         Cost in excess of fair value
              of net assets acquired (goodwill)                        $52,284     $54,134
         Patents and trademarks                                         10,366      10,601
         Noncompete agreements                                             178         187
                                                                       -------     -------
                                                                        62,828      64,922

         Less accumulated amortization                                 (16,821)    (15,510)
                                                                       -------     -------

                           Total                                       $46,007     $49,412
                                                                       =======     =======

6.   OPERATING SEGMENTS

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

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         Segment information for the six months ended November 30, 2000 and 1999, respectively, are summarized as follows:

                                                                               Income
                                                                               (Loss)
                                                                Net             From        Interest
2000:                                                          Sales         Operations      Expense
                                                            ----------       ----------    ----------
  Domestic Operations:
    Mass market                                               $ 82,203      $   5,079       $   1,664
    Health food stores                                          12,876           (913)            319
    Health clubs and gyms                                       10,853           (243)            272
    Other                                                        2,168           (463)             48
    Unallocated                                                  2,923             --              --
                                                            ----------     ----------      ----------
                                                               108,100          6,383           2,303

  International Operations                                      61,648          1,340           2,822
                                                            ----------     ----------      ----------
                                                              $169,748      $   7,723       $   5,125
                                                            ==========     ==========      ==========

                                                                               Income
                                                                               (Loss)
                                                                Net             From         Interest
1999:                                                          Sales         Operations       Expense
                                                            ----------     ----------      ----------
 Domestic Operations:
    Mass market                                              $  85,814      $   9,390       $   1,725
    Health food stores                                          21,177           (588)            965
    Health clubs and gyms                                       10,500           (270)            621
    Other                                                        2,548           (697)            137
    Unallocated                                                 (2,701)            --              --
                                                            ----------     ----------      ----------
                                                               120,039          5,134           3,448

  International Operations                                      57,304          2,220           2,190
                                                            ----------     ----------      ----------
                                                             $ 177,343      $   7,354       $   5,638
                                                            ==========     ==========      ==========

         Reconciliation of total assets for the reportable segments is as follows at November 30, 2000:

                  Total domestic assets                       $190,586
                  Total international assets                    77,219
                  Eliminations                                 (55,801)
                                                            ----------

                                 Total                        $212,004
                                                            ==========


         Capital expenditures for domestic and international operations amounted to $1.1 million and $1.2 million, respectively, for the six months ended November 30, 2000, and $1.8 million and $0.9 million, respectively, for the six months ended November 30, 1999. The majority of international related long-lived assets are located in Germany.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7.       SALES TO MAJOR CUSTOMERS

         The Company's three largest customers accounted for approximately 43% and 44%, respectively, of net sales for the six months ended November 30, 2000 and 1999, respectively. At November 30, 2000 and May 31, 2000, amounts due from these customers represented approximately 36% and 43%, respectively, of total trade accounts receivable.

8.       CONTINGENCIES

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

         During the first quarter of fiscal 2001, the Company received proceeds of approximately $3.6 million relating to the settlement of certain antitrust litigation brought by the Company and several other parties.

         The Company is involved in other claims, legal actions and governmental proceedings that arise from the Company's business operations. Although ultimate liability cannot be determined at the present time, the Company believes that any liability resulting from these matters, if any, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on the Company's financial position or cash flows.

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

         Important factors that may effect future results include, but are not limited to: the Company's ability to implement more sophisticated operating systems and inventory management programs, the impact of competitive products and pricing, the impact of new FDA dietary supplement regulations on the Company's products and marketing plans, transition of the Company's joint support product brand name from Schiff(R) Pain Free(TM) to Schiff(R) Move Free(TM), dependence on individual products, dependence on individuals customers, market and industry conditions including pricing, demand for products, level of trade inventories and raw materials availability and pricing, the success of product development and new product introductions into the marketplace, changes in laws and regulations, the company's ability to identify, recruit and integrate key management personnel, including the cost and timing thereof, litigation and government regulatory action, uncertainty of market acceptance of new products, and other risks indicated from time to time in the Company's SEC reports, copies of which are available upon request from the Company's investor relations department. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

GENERAL

         Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars, consisting of approximately 850 nutritional supplement stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff(R), Weider(R), American Body Building(TM), Tiger's Milk(R), Multipower(R), and Multaben that are primarily marketed through mass market, health food store and/or health club and gym distribution channels. The Company markets its branded nutritional supplement products, both domestically and internationally, in four principal categories: sports nutrition; specialty, vitamins, minerals and herbs; weight management; and nutrition bars. The Company also markets a line of sportswear in Europe, primarily in Germany, under the Venice Beach brand.

         The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)
Three Months Ended November 30, 2000 Compared to Three Months Ended November 30, 1999

         The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:


                                                       Three Months Ended November 30,
                                            -------------------------------------------------
                                                     2000                       1999
                                            ---------------------       ---------------------
                                                         (dollars in thousands)

         Net sales.......................... $ 78,538     100.0%         $ 87,376     100.0%
         Cost of goods sold.................   48,243      61.4            54,215      62.0
                                             --------     -----          --------     -----
         Gross profit........................  30,295      38.6            33,161      38.0
                                             --------     -----          --------     -----
         Operating expenses..................  27,420      34.9            27,915      31.9
         Severance, recruiting and
           reorganization costs..............      --        --               851       1.0
                                             --------     -----          --------   -------
         Total operating expenses............  27,420      34.9            28,766      32.9
                                             --------     -----          --------   -------
                                             --------     -----          --------   -------
         Income from operations.............    2,875       3.7             4,395       5.1
         Other expense, net..................   2,733       3.5             2,690       3.1
         Income taxes........................     399       0.5               662       0.8
                                             --------     -----          --------      ----
         Net income (loss).................. $   (257)     (0.3)%        $  1,043       1.2%
                                             ========     =====          ========      ====

         NET SALES. Net sales for the three months ended November 30, 2000 decreased $8.8 million, or 10.1%, to $78.5 million from $87.4 million for the three months ended November 30, 1999. Sales to mass market retailers (including food, drug, mass, club and convenience stores) and health food distributors and retailers decreased while sales to international markets increased during the three months ended November 30, 2000 compared to the three months ended November 30, 1999. Sales to health club and gym distributors were relatively constant for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000.

         Second quarter of fiscal 2001 sales to mass market retailers decreased approximately 22.7% to $30.9 million from second quarter fiscal 2000 sales of $40.1 million. The decrease in sales to mass market retailers was primarily the result of decreased sales to existing accounts of certain leading branded products. Net sales of Schiff(R) Move Free(TM) amounted to $12.1 million for the second quarter of fiscal 2001 compared to $21.8 million for the second quarter of fiscal 2000. The decrease in Schiff(R) Move Free(TM) sales resulted primarily from industry slowdown and promotional timing considerations as well as private label and other competitive factors. Sales to health food distributors and retailers decreased approximately 38.1% to $6.5 million for the fiscal 2001 second quarter from $10.4 million for the fiscal 2000 second quarter. The decrease in sales in the health food distribution channel resulted primarily from reduced sales volume with GNC, the Company's most significant health food retailer.

         Sales to international markets increased 14.6% to $35.5 million for the three months ended November 30, 2000 compared to $31.0 million for the three months ended November 30, 1999. The increased sales volume is due primarily to sportswear sales growth in the Company's European operations.

         GROSS PROFIT. Gross profit decreased approximately 7.8% to $30.3 million for the quarter ended November 30, 2000 compared to $33.2 million for the quarter ended November 30, 1999. Gross profit, as a percentage of net sales, was 38.6% for the quarter ended November 30, 2000 compared to 38.0% for the quarter ended November 30, 1999. The increase in the gross profit percentage resulted primarily from operating efficiencies, improved net raw material costing, reduced credits for returned products and a decrease in provisions for inventory obsolescence offset somewhat by lower margins on European sportswear sales.

         OPERATING EXPENSES. Operating expenses, including severance, recruiting and reorganization costs for the second quarter of fiscal 2000, decreased approximately 4.7% to $27.4 million for the fiscal 2001 second quarter from $28.8 million for the fiscal 2000 second quarter. Excluding the effects of severance, recruiting and reorganization costs, operating expenses were relatively constant for the second quarter of fiscal 2001 in comparison to the second quarter of fiscal 2000.

         Selling and marketing expenses, including sales, marketing, adver-tising, freight and other costs, increased approximately 2.2% to $18.8 million for the fiscal 2001 second quarter from $18.4 million for the fiscal 2000 second quarter. The increase in selling and marketing expenses resulted primarily from increased marketing and personnel costs associated with the Company's brand building initiatives substantially offset by decreases in media advertising and certain direct selling expenses resulting from decreased sales volume.

         General and administrative expenses decreased approximately 12.0% to $6.5 million for the quarter ended November 30, 2000 compared to $7.4 million for the quarter ended November 30, 1999. The decrease in general and administrative expenses for the second quarter of fiscal 2001 resulted primarily from a decrease in legal and personnel related costs.

         OTHER EXPENSE. Other expense, net, remained constant at $2.7 million for the quarters ended November 30, 2000 and 1999.

         PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $0.4 million for the quarter ended November 30, 2000 compared to $0.7 million for the quarter ended November 30, 1999. The approximate $0.3 million decrease resulted primarily from the decrease in pre-tax earnings. The increase in the effective tax rate resulted from rate differences for the Company's domestic and international operations.

Six Months Ended November 30, 2000 Compared to Six Months Ended
November 30, 1999

         NET SALES. Net sales for the six months ended November 30, 2000 decreased $7.6 million, or 4.3%, to $169.7 million from $177.3 million for the six months ended November 30, 1999. Sales to mass market retailers and health food distributors and retailers decreased during the six months ended November 30, 2000 compared to the six months ended November 30, 1999. Sales to health club and gym distributors, and international markets increased during the first six months of fiscal 2001 compared to the first six months of fiscal 2000.

         Sales to mass volume retailers decreased approximately 4.2% to $82.2 million for the six months ended November 30, 2000 from $85.8 million for the six months ended November 30, 1999. The decrease in sales to mass market retailers was primarily the result of decreased sales to existing accounts of certain leading branded products. Net sales of Schiff(R) Move Free(TM) amounted to $43.4 million for the first six months of fiscal 2001 compared to $46.1 million for the first six months of fiscal 2000. The decrease in Schiff(R) Move Free(TM) sales resulted primarily from industry slowdown and promotional timing considerations as well as private label and other competitive factors. Sales to health food distributors and retailers decreased approximately 39.2% to $12.9 million for the first six months of fiscal 2001 from $21.2 million for fiscal 2000. The decrease in sales in the health food channel resulted primarily from reduced sales volume with GNC, the Company's most significant health food retailer. Sales to health club and gym distributors increased approximately 3.4% to $10.9 million from $10.5 million for the six months ended November 30, 1999.

         Sales to international markets increased 7.6% to $61.6 million for the six months ended November 30, 2000 compared to $57.3 million for the six months ended November 30, 1999. The increased sales volume is due to sportswear sales growth in the Company's European operations.

         GROSS PROFIT. Gross profit increased approximately 1.9% to $68.3 million for the six months ended November 30, 2000 compared to $67.0 million for the six months ended November 30, 1999. Gross profit, as a percentage of net sales, was 40.2% for the six months ended November 30, 2000 compared to 37.8% for the six months ended November 30, 1999. The increase in the gross profit percentage resulted primarily from operating efficiencies, improved net raw material costing, reduced credits for returned products and a decrease in provisions for inventory obsolescence offset somewhat by lower margins on European sportswear sales.

         OPERATING EXPENSES. Operating expenses, including litigation settlement income and plant consolidation and transition costs for the six months ended November 30, 2000 and severance, recruiting and reorganization costs for the six months ended November 30, 1999, increased approximately 1.5% to $60.5 million for the first six months of fiscal 2001 from $59.6 million for the first six months of fiscal 2000. During the first six months of fiscal 2001 the Company completed the consolidation of beverage manufacturing to its South Carolina facility. In conjunction with the closing of the Company's Las Vegas, Nevada beverage facility, the Company recognized approximately $0.6 million in net consolidation and transition related costs. Also, during the first quarter of fiscal 2001, the Company received $3.6 million from the settlement of litigation. Excluding the effects of these events, operating expenses increased $6.5 million, or 11.4% during the first six months of fiscal 2001 in comparison to the first six months of fiscal 2000. The increase resulted primarily from the continued implementation of an expanded marketing plan resulting in significant increases in selling, marketing and promotional costs.

         Selling and marketing expenses, including sales, marketing, adver-tising, freight and other costs, increased approximately 17.2% to $44.7 million for the first six months of fiscal 2001 from $38.1 million for the first six months of fiscal 2000. The increase in selling and marketing expenses resulted primarily from increased marketing, promotion and personnel costs associated with the Company's brand building initiatives as well as increased promotional spending in support of the Schiff(R) Pain Free(TM) to Schiff(R) Move Free(TM) product name transition as well as other promotional programs. The Company expects the increase in selling and marketing expenses as a percentage of net sales, in comparison to prior fiscal periods, to continue in future periods.

         General and administrative expenses decreased approximately 3.2% to $14.4 million for the six months ended November 30, 2000 compared to $14.9 million for the six months ended November 30, 1999. The decrease in general and administrative expenses for the first six months of fiscal 2001 resulted primarily from a decrease in certain personnel related expenses.

         OTHER EXPENSE. Other expense, net, amounted to $5.2 million for the six months ended November 30, 2000 compared to $5.4 million for the six months ended November 30, 1999. The net decrease of approximately $0.2 million resulted primarily from decreased interest costs associated with a reduction in debt.

         PROVISION FOR INCOME TAXES. Provision for income taxes amounted to $0.8 million for the six months ended November 30, 2000 compared $0.6 million for the six months ended November 30, 1999. The increase resulted primarily from an increase of pre-tax earnings and the net effect of tax rate differences for the Company's domestic and international operations.

         LIQUIDITY AND CAPITAL RESOURCES. Effective June 30, 2000, the Company and its domestic subsidiaries entered into a new $90.0 million senior credit facility (the "Credit Facility") with Bankers Trust Company. The Credit Facility replaced the Company's previous credit facility, which consisted of a revolving line of credit that expired on June 30, 2000.

         The Credit Facility is comprised of a $30.0 million term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Facility is being used to fund the normal working capital and capital expenditure requirements of the Company. At the inception of the Credit Facility, the Company borrowed approximately $64.8 million (together with the proceeds from the subordinated loan discussed below) to repay in full its outstanding obligation under the previous credit facility and related financing costs of the Credit Facility. At November 30, 2000, the Company had approximately $11.2 million in available revolving loan funds.

         Concurrently with the Credit Facility, on June 30, 2000 the Company entered into a $10.0 million senior subordinated loan agreement (the "Subordinated Loan"). The proceeds from the Subordinated Loan were used to repay outstanding obligations under the Company's previous credit facility. The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances.

         The Company's working capital remained relatively constant, amounting to approximately $41.7 million and $42.3 million, respectively, at November 30, 2000 and May 31, 2000.

         The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under both the Credit Facility and Haleko's approximate $17.0 million secured credit facility. The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions, if any, may require other debt financing or the issuance of additional equity.

         The Company paid a quarterly dividend of $0.0375 per share subsequent to November 30, 2000. The dividend was declared to be payable on December 20, 2000 to holders of all classes of common stock of record at the close of business on December 8, 2000. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the New Credit Facility contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

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

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on November 9, 2000 for the following purposes:

Proposal One:  Election of the Company's Board of Directors.

                                      FOR            WITHHELD AUTHORITY
Eric Weider                       163,269,370              70,943
George Lengvari                   163,267,270              73,043
Bruce J. Wood                     163,270,070              70,243
Ronald L. Corey                   163,267,670              72,643
Donald G. Drapkin                 163,267,470              72,843
David J. Gustin                   163,269,270              71,043
Roger H. Kimmel                   163,267,570              72,743
H. F. Powell                      163,270,470              69,843

Proposal Two:  Ratification of the appointment of Deloitte & Touche LLP as the
               Company's independent auditors for the fiscal year ending May 31, 2001.

             FOR                 AGAINST               ABSTAIN/BROKER NON-VOTES
         -----------             -------               ------------------------
         163,322,214             17,769                           330

Item 5.       OTHER INFORMATION.

              Not applicable.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits:

2.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schluter. (2)
2.2      Amendment Deed to Stock Purchase Agreement, dated July 24, 1998. (2)
2.3      Share Transfer Deed, dated July 24, 1998. (2)

3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2      Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1 Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company. (4)
4.2 Senior Subordinated Loan Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P., and Wynnchurch Capital Partners Canada, L.P. (4)
4.3 Warrants to Purchase Shares of Class A Common Stock of Weider Nutrition International, Inc. (4)
4.4 Registration Rights Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. (4)
4.5 First Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company. (5)
4.6 First Amendment to Senior Subordinated Loan Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. (7)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2     Agreement by and between Joseph Weider and Weider Health and Fitness.
         (1)
10.3     1997 Equity Participation Plan of Weider Nutrition International, Inc.
         (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds, as amended. (5)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company. (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc. (1)
10.9 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited. (1)
10.10 Form of Employment Agreement between Weider Nutrition International, Inc. and Bruce J. Wood. (3)
10.11    Agreement between the Company and Bruce J. Wood. (6)
10.12 Form Agreement between the Company and certain executives of the Company. (6)
21       Subsidiaries of Weider Nutrition International, Inc. (5)
27.1     Financial Data Schedule Summary (7)
         -------------------------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on From S-1 (File No. 333-12929) and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3) Previously filed in the Company's Current Report on From 10-K dated as of August 30, 1999 and incorporated herein by reference.
(4) Previously filed in the Company's Current Report on Form 8-K dated as of June 30, 2000 and incorporated herein by reference.
(5) Previously filed in the Company's Current Report on Form 10-K as of August 29, 2000 and incorporated herein by reference.
(6) Previously filed in the Company's Current Report on Form 10-K/A as of September 28, 2000 and incorporated herein by reference.
(7)      Filed herewith.
         -------------------------------------------
(b)      Reports on Form 8-K

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WEIDER NUTRITION INTERNATIONAL, INC.



Date:    January 15, 2001               By:  /s/ Bruce J. Wood
                                            ----------------------------------
                                                 BRUCE J. WOOD
                                            President, Chief Executive Officer
                                            and Director



Date:    January 15, 2001               By:  /s/ Joseph W. Baty
                                            ----------------------------------
                                                 JOSEPH W. BATY
                                            Executive Vice President and
                                            Chief Financial Officer