Form 10-Q
period 2001-02-28
WEIDER NUTRITION INTERNATIONAL INC
filed 2001-04-16
CIK 1022368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock is 26,249,436 (as of March 9, 2001).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                February 28,      May 31,
ASSETS                                                              2001            2000
                                                                -----------      ---------
                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                      $   2,498       $   3,011
  Receivables                                                       53,088          53,522
  Inventories                                                       54,008          47,113
  Prepaid expenses and other                                         4,126           4,982
  Deferred taxes                                                     6,808           6,560
                                                                 ---------       ---------

        Total current assets                                       120,528         115,188
                                                                 ---------       ---------

Property and equipment, net                                         44,374          47,198
                                                                 ---------       ---------

Other assets:
  Intangible assets, net                                            48,030          49,412
  Deposits and other assets                                          6,029           6,745
  Notes receivable related to
    stock performance units                                          4,227           4,188
  Deferred taxes                                                     3,658           4,537
                                                                 ---------       ---------

        Total other assets                                          61,944          64,882
                                                                 ---------       ---------

               Total assets                                      $ 226,846       $ 227,268
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  34,925       $  32,650
  Accrued expenses                                                  16,492          21,735
  Earnout amounts payable                                               --           2,796
  Current portion of long-term debt                                 26,699          15,131
  Income taxes payable                                                  --             549
                                                                 ---------       ---------

        Total current liabilities                                   78,116          72,861
                                                                 ---------       ---------

Long-term debt                                                      60,084          67,749
                                                                 ---------       ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding             --              --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-10,562,004 and 9,363,778                               105              94
  Class B common stock, par value $.01 per share; shares
    Authorized-25,000,000; shares issued and
    outstanding-15,687,432                                             157             157
  Additional paid-in capital                                        86,956          83,225
  Other accumulated comprehensive loss                              (4,906)         (5,003)
  Retained earnings                                                  6,334           8,185
                                                                 ---------       ---------

        Total stockholders' equity                                  88,646          86,658
                                                                 ---------       ---------

               Total liabilities and stockholders' equity        $ 226,846       $ 227,268
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

                                                      Three Months Ended
                                                -------------------------------
                                                  Feb. 28,           Feb. 29,
                                                    2001               2000
                                                ------------       ------------
Net sales                                       $     91,475       $     90,449

Cost of goods sold                                    57,789             56,350
                                                ------------       ------------

Gross profit                                          33,686             34,099
                                                ------------       ------------

Operating expenses:
  Selling and marketing                               23,821             20,532
  General and administrative                           7,021              6,532
  Research and development                             1,344              1,260
  Amortization of intangible assets                      853                815
  Severance, recruiting and reorganization
    costs                                                 --                822
                                                ------------       ------------

        Total operating expenses                      33,039             29,961
                                                ------------       ------------

Income from operations                                   647              4,138
                                                ------------       ------------

Other income (expense):
  Interest income                                         14                286
  Interest expense                                    (2,597)            (2,774)
  Other                                                  (50)               (63)
                                                ------------       ------------

        Total other expense, net                      (2,633)            (2,551)
                                                ------------       ------------

Income (loss) before income taxes                     (1,986)             1,587

Provision for income taxes (benefit)                  (1,334)               733
                                                ------------       ------------

Net income (loss)                               $       (652)      $        854
                                                ============       ============

Weighted average shares outstanding:

  Basic                                           26,249,436         25,042,073
                                                ============       ============

  Diluted                                         26,249,436         25,049,726
                                                ============       ============

Net income (loss) per share:

  Basic                                         $      (0.02)      $       0.03
                                                ============       ============

  Diluted                                       $      (0.02)      $       0.03
                                                ============       ============

Comprehensive income (loss)                     $      1,121       $       (668)
                                                ============       ============

            See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                -------------------------------
                                                  Feb. 28,           Feb. 29,
                                                    2001               2000
                                                ------------       ------------
Net sales                                       $    261,223       $    267,792

Cost of goods sold                                   159,287            166,697
                                                ------------       ------------

Gross profit                                         101,936            101,095
                                                ------------       ------------

Operating expenses:
  Selling and marketing                               68,474             58,622
  General and administrative                          21,395             21,382
  Research and development                             4,270              3,540
  Amortization of intangible assets                    2,350              2,536
  Litigation settlement                               (3,571)                --
  Plant consolidation and transition                     648                 --
  Severance, recruiting and reorganization
    costs                                                 --              3,523
                                                ------------       ------------


        Total operating expenses                      93,566             89,603
                                                ------------       ------------

Income from operations                                 8,370             11,492
                                                ------------       ------------

Other income (expense):
  Interest income                                         98                570
  Interest expense                                    (7,722)            (8,412)
  Other                                                 (228)              (131)
                                                ------------       ------------

        Total other expense, net                      (7,852)            (7,973)
                                                ------------       ------------

Income before income taxes                               518              3,519

Provision for income taxes (benefit)                    (537)             1,376
                                                ------------       ------------

Net income                                      $      1,055       $      2,143
                                                ============       ============

Weighted average shares outstanding:

  Basic                                           26,241,679         25,039,028
                                                ============       ============

  Diluted                                         26,243,231         25,047,072
                                                ============       ============

Net income per share:

  Basic                                         $       0.04       $       0.09
                                                ============       ============

  Diluted                                       $       0.04       $       0.09
                                                ============       ============

Comprehensive income                            $      1,152       $        757
                                                ============       ============

            See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                         -----------------------
                                                         Feb. 28,       Feb. 29,
                                                           2001           2000
                                                         --------       --------
Cash flows from operating activities:
  Net income                                             $  1,055       $  2,143
  Adjustments to reconcile net income to net
    cash provided by (used in)operating activities:
        Provision for bad debts                               962          1,732
        Deferred taxes                                        631
        Depreciation, amortization and
         asset impairment                                   8,489          8,240
        Management and employee stock compensation
         charges                                              201            201
        Loss (gain) on disposition of equipment                (9)            17
  Changes in operating assets and liabilities --
     net of assets acquired:
        Receivables                                          (528)        14,668
        Inventories                                        (6,895)        12,313
        Prepaid expenses and other                            856            775
        Deposits and other assets                             344          5,270
        Accounts payable                                    2,275         (2,934)
        Accrued expenses                                   (8,588)        (1,133)
                                                         --------       --------

          Net cash provided by (used in) operating
           activities                                      (1,207)        40,132
                                                         --------       --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                           --         (1,164)
  Purchase of property and equipment                       (2,638)        (4,090)
  Purchase of intangibles                                    (136)          (216)
  Proceeds from disposition of equipment                       39             85
  Change in notes receivable                                  (39)            17
                                                         --------       --------

          Net cash used in investing activities            (2,774)        (5,368)
                                                         --------       --------

Cash flows from financing activities:
  Issuance of common stock                                  3,541             12
  Dividends paid                                           (2,906)        (2,820)
  Proceeds from debt                                       47,632          5,543
  Payments on debt                                        (44,360)       (35,523)
                                                         --------       --------

          Net cash provided by (used in) financing
           activities                                       3,907        (32,788)
                                                         --------       --------

Effect of exchange rate changes on cash                      (439)        (1,194)
                                                         --------       --------

Increase (decrease) in cash and cash equivalents             (513)           782

Cash and cash equivalents, beginning of period              3,011          1,926
                                                         --------       --------

Cash and cash equivalents, end of period                 $  2,498       $  2,708
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

2.      DOMESTIC CREDIT FACILITY AND SUBORDINATED LOAN

        Effective June 30, 2000, the Company and its domestic subsidiaries entered into a new $90.0 million senior credit facility (the "Credit Facility") with Bankers Trust Company. The Credit Facility replaced the Company's previous credit facility, which consisted of a revolving line of credit that expired on June 30, 2000.

        The Credit Facility is comprised of a $30.0 million term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility bear interest at floating rates and the Credit Facility matures on March 31, 2005.

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

among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The Subordinated Loan bears interest at 13% per annum and matures on June 30, 2006. As part of the Subordinated Loan transaction, the Company issued warrants to purchase up to 1,174,955 shares of the Company's Class A common stock at an exercise price of $0.01 per share, subject to certain customary antidilution provisions. The issuance of the warrants, exercised effective August 3, 2000, resulted in the recognition of approximately $3.5 million in "original issue discount" costs (reflected as a reduction of long-term debt) that is being recognized as an adjustment to the effective interest rate over the life of the Subordinated Loan. The Company also granted certain registration rights with respect to the common stock issued under the warrants pursuant to a Registration Rights Agreement dated as of June 30, 2000.

        Amounts outstanding under the previous credit facility have been reclassified as a long-term obligation at May 31, 2000.

3.      RECEIVABLES

        Receivables consist of the following:

                                                 February 28,      May 31,
                                                     2001           2000
                                                 -----------      --------
        Trade accounts                             $ 59,259       $ 61,184
        Income taxes                                    819             --
        Other                                         1,096            929
                                                   --------       --------
                                                     61,174         62,113

        Less allowances for doubtful accounts
         and sales returns                           (8,086)        (8,591)
                                                   --------       --------

               Total                               $ 53,088       $ 53,522
                                                   ========       ========

4.      INVENTORIES

        Inventories consist of the following:

                                    February 28,    May 31,
                                        2001         2000
                                      -------      -------
        Raw materials                 $19,107      $12,493
        Work in process                 3,624        2,210
        Finished goods                 31,277       32,410
                                      -------      -------

                      Total           $54,008      $47,113
                                      =======      =======

        Inventory totaling approximately $1.8, primarily consisting of a certain raw material, is included as a long-term asset in deposits and other assets in the accompanying balance sheet at May 31, 2000.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.      INTANGIBLE ASSETS

        Intangible assets consist of the following:

                                               February 28,      May 31,
                                                   2001           2000
                                               -----------      --------
        Cost in excess of fair value
          of net assets acquired (goodwill)      $ 54,882       $ 54,134
        Patents and trademarks                     10,881         10,601
        Noncompete agreements                         191            187
                                                 --------       --------
                                                   65,954         64,922

        Less accumulated amortization             (17,924)       (15,510)
                                                 --------       --------

                      Total                      $ 48,030       $ 49,412
                                                 ========       ========

6.      OPERATING SEGMENTS

        The Company has two primary reportable segments. These segments include the Company's U.S. based or domestic operations and the Company's interna-tional operations. The Company has three primary areas within its domestic operations: mass market; health food stores; and health clubs and gyms. The Company manufactures and/or markets nutritional products, including a broad line of vitamins, joint-related and other nutraceuticals, and sports nutrition supplements in mass market; a broad line of vitamins, nutraceuticals and sports nutrition products primarily through independent distributors and a significant retailer in health food stores; and a broad line of sports nutrition products primarily through distributors in health clubs and gyms. The Company also manufactures and/or markets nutritional and other products, including a broad line of sports nutrition supplements and sportswear, together with certain other nutraceuticals in its international operations.

        The accounting policies of these segments are consistent with those described in Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K. The Company evaluates the performance of its operating segments based on actual and expected operating results of the respective segments. Certain noncash and other expenses, and domestic assets, are not allocated to the areas within the domestic operating segment.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

        Segment information for the nine months ended February 28, 2001 and February 29, 2000, respectively, are summarized as follows:

                                                  Income
                                                  (Loss)
                                      Net          From        Interest
2001:                                Sales      Operations      Expense
                                   --------     ----------     ---------
Domestic Operations:
  Mass market                      $133,590      $  9,639       $  2,544
  Health food stores                 17,627        (2,220)           394
  Health clubs and gyms              16,069          (262)           354
  Other                               2,674          (922)            55
  Unallocated                            --         2,923             --
                                   --------      --------       --------
                                    169,960         9,158          3,347

International Operations             91,263          (788)         4,375
                                   --------      --------       --------

                                   $261,223      $  8,370       $  7,722
                                   ========      ========       ========

                                                  Income
                                                  (Loss)
                                      Net          From        Interest
2000:                                Sales      Operations      Expense
                                   --------     ----------     ---------
Domestic Operations:
  Mass market                      $134,080      $ 15,730       $  2,537
  Health food stores                 28,616        (2,224)         1,421
  Health clubs and gyms              15,714          (518)           914
  Other                               2,940        (1,348)           203
  Unallocated                            --        (3,523)            --
                                   --------      --------       --------
                                    181,350         8,117          5,075

International Operations             86,442         3,375          3,337
                                   --------      --------       --------

                                   $267,792      $ 11,492       $  8,412
                                   ========      ========       ========


        Reconciliation of total assets for the reportable segments is as follows at February 28, 2001:

               Total domestic assets               $ 194,962
               Total international assets             92,357
               Eliminations                          (60,473)
                                                   ---------

                           Total                   $ 226,846
                                                   =========

        Capital expenditures for domestic and international operations amounted to $1.3 million and $1.3 million, respectively, for the nine months ended February 28, 2001, and $2.7 million and $1.4 million, respectively, for the nine months ended February 29, 2000. The majority of international related long-lived assets are located in Germany.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

7.      SALES TO MAJOR CUSTOMERS

        The Company's three largest customers accounted for approximately 44% and 45%, respectively, of net sales for the nine months ended February 28, 2001 and February 29, 2000. At February 29, 2001 and May 31, 2000, amounts due from these customers represented approximately 40% and 42%, respectively, of total trade accounts receivable.

8.      CONTINGENCIES

        The Company has been named as a defendant in three pending lawsuits alleging that consumption of certain of its products containing ephedrine caused injuries, death and/or damages. The Company disputes the allegations and is opposing the lawsuits. The Company believes that, after taking into consideration the Company's insurance coverage, such lawsuits, if successful, would not have a material adverse effect on the Company's financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect on the Company's financial condition. The Company cannot assure you that it will not be subject to further private civil actions with respect to its ephedrine products or that product liability insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

        During the first quarter of fiscal 2001, the Company received proceeds of approximately $3.6 million relating to the settlement of certain antitrust litigation brought by the Company and several other parties.

        From time to time, the Company is involved in other claims, legal actions and governmental proceedings that arise from the Company's business operations. Although ultimate liability cannot be determined at the present time, the Company believes that any liability resulting from these matters, if any, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on the Company's financial position or cash flows.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 establishes accounting and reporting standards for the recognition of revenue. It states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. SAB 101 is effective for the Company's financial statements in the fiscal quarter beginning March 1, 2001. The Company has determined that the impact of adopting SAB 101 on the Company's annual financial statements is not material.

        In May 2000, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force No.00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives." EITF 00-14 addresses the recognition, measurement and income statement classification for certain sales incentives. The types of sales incentives included in this issue are offers by the Company to retailers, distributors or end consumers that are exercisable after a single exchange transaction in the form of price reductions, coupons, rebate offers, or free products delivered on the same date as the underlying exchange transaction. Effective March 1, 2001, the Company will adopt those provisions of EITF 00-14 where consensus was reached by the FASB. Accordingly, the "cost" of certain sales incentives previously recognized in the Company's financial statements as operating expenses will be reclassified as reductions in net sales and/or increases in cost of goods sold. While these reclassifications may be material, the adoption of EITF 00-14 will not materially impact the Company's overall financial statements.

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

        Important factors that may effect future results include, but are not limited to: the impact of competitive products and pricing, the impact of new FDA dietary supplement regulations on the Company's products and marketing plans, transition of the Company's joint support product brand name from Schiff(R) Pain Free(TM) to Schiff(R) Move Free(TM), dependence on individual products, dependence on individuals customers, market and industry conditions including pricing, demand for products, level of trade inventories and raw materials availability and pricing, the success of product development and new product introductions into the marketplace, changes in laws and regulations, litigation and government regulatory action, uncertainty of market acceptance of new products, and other risks indicated from time to time in the Company's SEC reports, copies of which are available upon request from the Company's investor relations department. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

GENERAL

        Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars, consisting of approximately 850 nutritional supplement stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff(R), Weider(R), American Body Building(TM), Tiger's Milk(R), Multipower(R) and Multaben that are primarily marketed through mass market, health food store and/or health club and gym distribution channels. The Company markets its branded nutritional supplement products, both domestically and internationally, in four principal categories: sports nutrition; specialty, vitamins, minerals and herbs; weight management; and nutrition bars. The Company also markets a line of sportswear in Europe, primarily in Germany, under the Venice Beach(R) brand.

        The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)

Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000

        The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                                          Three Months Ended
                                           --------------------------------------------------
                                                Feb. 28, 2001               Feb. 29, 2000
                                           ----------------------      ----------------------
                                                         (dollars in thousands)
        Net sales ...................      $ 91,475         100.0%     $ 90,449        100.0%
        Cost of goods sold ..........        57,789          63.2        56,350         62.3
                                           --------         -----      --------        -----
        Gross profit ................        33,686          36.8        34,099         37.7
                                           --------         -----      --------        -----
        Operating expenses ..........        33,039          36.1        29,139         32.2
        Severance, recruiting and
          reorganization costs ......            --            --           822          0.9
                                           --------         -----      --------        -----
        Total operating expenses ....        33,039          36.1        29,961         33.1
                                           --------         -----      --------        -----
        Income from operations ......           647           0.7         4,138          4.6
        Other expense, net ..........         2,633           2.9         2,551          2.8
        Income taxes(benefit) .......        (1,334)         (1.5)          733          0.8
                                           --------         -----      --------        -----
        Net income(loss) ............      $   (652)         (0.7)%    $    854          1.0%
                                           ========         =====      ========        =====

        NET SALES. Net sales for the three months ended February 28, 2001 increased $1.0 million, or 1.1%, to $91.5 million from $90.4 million for the three months ended February 29, 2000. Sales to domestic mass market retailers (including food, drug, mass, club and convenience stores) increased during the three months ended February 28, 2001 compared to the three months ended February 29, 2000. Sales to domestic health food distributors and retailers decreased during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Sales to health club and gym distributors and international markets were relatively constant for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000.

        Third quarter fiscal 2001 sales to mass market retailers increased approximately 6.3% to $51.4 million from third quarter fiscal 2000 sales of $48.3 million. The increase in sales to mass market retailers was primarily the result of increased sales of private label products to existing accounts offset by reduced volumes of certain branded products. Sales of private label products to existing mass volume retailers increased approximately 112.6% to $11.8 million for the quarter ended February 28, 2001 compared to $5.5 million for the quarter ended February 29, 2000. The decrease in branded sales volume was primarily attributable to industry slow down and competitive pressures, including private label.

        Sales to health food distributors and retailers decreased approximately 35.7% to $4.8 million for the fiscal 2001 third quarter from $7.4 million for the fiscal 2000 third quarter. The decrease in sales in the health food distribution channel resulted primarily from reduced sales volume with the Company's most significant health food retailer due to discontinuance of a certain brand and reduced private label sales to such account.

        Sales of Schiff(R) Move Free(TM) amounted to $28.2 million for the third quarter of fiscal 2001 compared to $29.6 million for the third quarter of fiscal 2000. The decrease in sales resulted primarily from the impact of increased private label sales volume.

        GROSS PROFIT. Gross profit remained relatively constant at $33.7 million for the third quarter of fiscal 2001 compared to $34.1 million for the third quarter of fiscal 2000. Gross profit, as a percentage of net sales, decreased to 36.8% for the quarter ended February 28, 2001 compared to 37.7% for the quarter ended February 29, 2000. The decrease resulted from substantially lower margins on European sportswear sales and lower margins on private label sales. The lower margins on sportswear sales are primarily attributable to continued growth in department stores where pricing is much more competitive than the typical health club and gym channel.

        OPERATING EXPENSES. Operating expenses, including certain severance, recruiting and reorganization costs for the third quarter of fiscal 2000, increased approximately 10.3% to $33.0 million for the fiscal 2001 third quarter from $30.0 million for the fiscal 2000 third quarter. Excluding the effects of severance, recruiting and reorganization costs, operating expenses increased $3.9 million, or 13.4% during the third quarter of fiscal 2001 in comparison to the third quarter of fiscal 2000. The increase is primarily attributable to incremental selling and marketing costs.

        Selling and marketing expenses, including sales, promotion, marketing, advertising, freight and other costs, increased approximately 16.0% to $23.8 million for the fiscal 2001 third quarter from $20.5 million for the fiscal 2000 third quarter. The increase in selling and marketing expenses is primarily attributable to incremental marketing and promotional costs for retail sell-through and to support the Company's brand building initiatives, and counter private label and other competitive pressures.

        General and administrative expenses increased approximately 7.5% to $7.0 million for the quarter ended February 28, 2001 compared to $6.5 million for the quarter ended February 29, 2000. The increase resulted primarily from an increase in certain international information systems and personnel related costs.

        OTHER EXPENSE. Other expense, net, consisting primarily of interest expense, remained relatively constant at $2.6 million for the quarters ended February 28, 2001 and February 29, 2000.

        PROVISION FOR INCOME TAXES. Provision for income taxes amounted to a $1.3 million benefit for the quarter ended February 28, 2001 compared to a $0.7 million expense for the quarter ended February 29, 2000. The decrease resulted primarily from a pre-tax loss for the fiscal 2001 third quarter in comparison to pre-tax earnings for the fiscal 2000 third quarter and the net effect of tax rate differences for the Company's domestic and international operations.

Nine Months Ended February 28, 2001 Compared to Nine Months Ended February 29, 2000

        NET SALES. Net sales for the nine months ended February 28, 2001 decreased $6.6 million, or 2.5%, to $261.2 million from $267.8 million for the nine months ended February 29, 2000. Sales to domestic mass market retailers and health club and gym distributors remained relatively constant during the nine months ended February 28, 2001 compared to the nine months ended February 29, 2000. Sales to domestic health food distributors and retailers decreased while sales to international markets increased during the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000.

        Although sales to mass volume retailers remained relatively constant for the nine months ended February 28, 2001 and February 29, 2000, sales of private label products increased while branded product sales decreased. Sales of private label products increased 66.2% to $25.7 million from $15.5 million, while branded product sales decreased 9.0% to $107.9 million from $118.6 million for the first nine months of fiscal 2001 and 2000, respectively. Net sales of the Company's Schiff(R) Move Free(TM) products amounted to $71.5 million for the first nine months of fiscal 2001 compared to $75.7 million for the first nine months of fiscal 2000. The decrease in Schiff(R) Move Free(TM) sales resulted primarily from industry slowdown and promotional timing considerations as well as private label and other competitive factors.

        Sales to health food distributors and retailers decreased approximately 38.4% to $17.6 million for the first nine months of fiscal 2001 from $28.6 million for fiscal 2000. The decrease in sales in the health food channel resulted primarily from reduced sales volume with the Company's most significant health food retailer due to discontinuation of a certain brand and reduced private label sales to such account.

        Sales to international markets increased 5.6% to $91.3 million for the nine months ended February 28, 2001 compared to $86.4 million for the nine months ended February 29, 2000. The increased sales volume is primarily due to sportswear sales growth in the Company's European operations.

        GROSS PROFIT. Gross profit increased approximately 0.8% to $101.9 million for the nine months ended February 28, 2001 from $101.1 million for the nine months ended February 29, 2000. Gross profit, as a percentage of net sales, was 39.0% for the nine months ended February 28, 2001 compared to 37.8% for the nine months ended February 29, 2000. The increase in the gross profit percentage resulted primarily from operating efficiencies, improved net raw material costing and reduced credits for returned products, somewhat offset by substantial decreases in margins on European sportswear sales and lower margins on private label sales. The lower margins on sportswear sales are primarily attributable to continued growth in department stores where pricing is much more competitive than the typical health club and gym channel.

        OPERATING EXPENSES. Operating expenses, including litigation settlement income and plant consolidation and transition costs for the nine months ended February 28, 2001 and severance, recruiting and reorganization costs for the nine months ended February 29, 2000, increased approximately 4.4% to $93.6 million for the first nine months of fiscal 2001 from $89.6 million for the first nine months of fiscal 2000. During the second quarter of fiscal 2001 the Company completed the consolidation of beverage manufacturing to its South Carolina facility. In conjunction with the closing of the Company's Las Vegas, Nevada beverage facility, the Company recognized approximately $0.6 million in net consolidation and transition related costs. Also, during the first quarter of fiscal 2001, the Company received $3.6 million from the settlement of litigation. Excluding the effects of these events in the respective fiscal 2001 and 2000 periods, operating expenses increased $10.4 million, or 12.1% during the first nine months of fiscal 2001 in comparison to the first nine months of fiscal 2000. The increase resulted primarily from significant increases in selling, marketing and promotional costs.

        Selling and marketing expenses increased approximately 16.8% to $68.5 million for the first nine months of fiscal 2001 from $58.6 million for the first nine months of fiscal 2000. The increase in selling and marketing expenses is primarily attributable to increased promotional spending in support of the Schiff(R) Pain Free(TM) to Schiff(R) Move Free(TM) product name transition as well as other promotional programs to counter private label and other competitive pressures and to expand distribution. The Company expects the increase in selling and marketing expenses as a percentage of net sales, in comparison to prior fiscal periods, to continue in future periods.

        General and administrative expenses remained constant at approximately $21.4 million for the first nine months of fiscal 2001 and 2000.

        OTHER EXPENSE. Other expense, net, consisting primarily of interest expense, remained constant at approximately $7.9 million for the nine months ended February 28, 2001 and February 29, 2000.

        PROVISION FOR INCOME TAXES. Provision for income taxes amounted to a $0.5 million benefit for the nine months ended February 28, 2001 compared to a $1.4 million expense for the nine months ended February 29, 2000. The decrease resulted primarily from a decrease of pre-tax earnings and the net effect of tax rate differences for the Company's domestic and international operations.

        LIQUIDITY AND CAPITAL RESOURCES. Effective June 30, 2000, the Company and its domestic subsidiaries entered into a new $90.0 million senior credit facility (the "Credit Facility") with Bankers Trust Company. The Credit Facility replaced the Company's previous credit facility, which consisted of a revolving line of credit that expired on June 30, 2000. Concurrently with the Credit Facility, on June 30, 2000 the Company entered into a $10.0 million senior subordinated loan agreement (the "Subordinated Loan"). Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion.

        The Company's working capital remained relatively constant, amounting to approximately $42.4 million and $42.3 million, respectively, at February 28, 2001 and May 31, 2000.

        The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under both the Credit Facility and Haleko's approximate $18.7 million secured credit facility. The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions, if any, may require other debt financing or the issuance of additional equity.

        The Company paid a quarterly dividend of $0.0375 per share subsequent to February 28, 2001. The dividend was declared to be payable on March 20, 2001 to holders of all classes of common stock of record at the close of business on March 9, 2001. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

        IMPACT OF INFLATION. The Company has historically been able to pass inflationary increases for raw materials and other costs through to its customers and anticipates that it will be able to continue to do so in the future.

        SEASONALITY. The Company's business is somewhat seasonal, with lower sales typically realized during the first and second fiscal quarters and higher sales typically realized during the third and fourth fiscal quarters. The Company believes such fluctuations in sales are the result of greater marketing and promotional activities toward the end of each fiscal year, customer buying patterns, including seasonal sportswear considerations, and consumer spending patterns related primarily to the consumers' interest in achieving personal health and fitness goals after the beginning of each new calendar year and before the summer fashion season.

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

        The Company measures its market risk, related to its holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. The Company does not believe that a hypothetical 10% change in interest rates would have material effect on the Company's pretax earnings or cash flow.

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

----------------

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

(7) Previously filed in the Company's Current Report on Form 10-Q as of January 15, 2001 and incorporated herein by reference.

(b)     Reports on Form 8-K

        None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WEIDER NUTRITION INTERNATIONAL, INC.



Date:   April 16, 2001                  By: /s/  Bruce J. Wood
                                        -------------------------------------
                                                 Bruce J. Wood
                                        President, Chief Executive Officer
                                                 and Director





Date:   April 16, 2001                  By: /s/  Joseph W. Baty
                                        -------------------------------------
                                           Joseph W. Baty, Executive
                                           Vice President and Chief
                                           Financial Officer