Form 10-K
period 2001-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2001-08-29
CIK 1022368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 2001

               / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Registrant's telephone number, including area code:
                                 (801) 975-5000
                                 --------------

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

         The number of shares outstanding of the Registrant's common stock is 26,249,436 (as of August 3, 2001).

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $ 21,600,000 (as of August 3, 2001).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders, which will subsequently be filed with the SEC, are incorporated by reference into Part III.

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

         IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: DEPENDENCE ON INDIVIDUAL PRODUCTS, DEPENDENCE ON INDIVIDUAL CUSTOMERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE IMPACT OF NEW FOOD AND DRUG ADMINISTRATION ("FDA") DIETARY SUPPLEMENT REGULATIONS ON THE COMPANY'S PRODUCTS AND MARKETING PLANS, MARKET AND INDUSTRY CONDITIONS INCLUDING PRICING, DEMAND FOR PRODUCTS, LEVEL OF TRADE INVENTORIES AND RAW MATERIALS AVAILABILITY AND PRICING, THE SUCCESS OF PRODUCT DEVELOPMENT AND NEW PRODUCT INTRODUCTIONS INTO THE MARKETPLACE, CHANGES IN LAWS AND REGULATIONS, LITIGATION AND GOVERNMENT REGULATORY ACTION, LACK OF AVAILABLE PRODUCT LIABILITY INSURANCE FOR PRODUCTS CONTAINING EPHEDRA, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, ADVERSE PUBLICITY REGARDING THE CONSUMPTION OF NUTRITIONAL SUPPLEMENTS, AND OTHER FACTORS DISCUSSED UNDER "FACTORS AFFECTING FUTURE PERFORMANCE" IN ITEM 1 OF THIS ANNUAL REPORT. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.  BUSINESS

GENERAL

         Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars consisting of approximately 875 stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff(R), Weider(R), American Body Building(TM), Tiger's Milk(R), Multipower(R) and Multaben that are primarilY marketed through mass market, health food store and health club and gym distribution channels. The Company markets its branded nutritional supplement products, both domestically and internationally, in four principal categories:

                  o vitamins, minerals and specialty;
                  o sports nutrition;
                  o weight management; and
                  o nutrition bars.

The Company also markets a line of sportswear in Europe, primarily in Germany, under the Venice Beach brand.

         The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

INDUSTRY OVERVIEW

         The Company believes several factors account for the historical growth of the nutritional supplement market, including increased public awareness of the health benefits of nutritional supplements, favorable demographic trends toward older Americans who are more likely to consume nutritional supplements, the rise of alternative medicine and the holistic health movement and successful product introductions. According to the United States Bureau of the Census, the 35-and-older age group of consumers, which represents a large majority of the regular users of vitamin and mineral supplements, is projected to grow significantly faster than the general United States population through 2010.

         Over the past several years, public awareness of the positive effects of nutritional supplements on health has been heightened by widely publicized reports and medical research findings indicating a correlation between the consumption of nutrients and the reduced incidence of certain diseases.
Reports have indicated that the United States government and universities generally have increased sponsorship of research relating to nutritional supplements. In addition, Congress has established the Office of Alternative Medicine within the National Institutes of Health to foster research into alternative medical treatment modalities, which may include natural remedies. Congress has also established the Office of Dietary Supplements in the National Institutes of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

         The international nutritional supplement market is more fragmented than the domestic market. As a result, industry data is not readily available. However, many of the demographic trends present in the domestic market are also present in the international market.

BRANDS AND DISTRIBUTION CHANNELS

         The Company has created a portfolio of recognized brands designed for specific distribution channels. The positioning of the Company's brand names is supported by significant advertising, marketing and promotional expenditures as well as the brand names' long-standing consumer relationships. The Company believes that the promotional support and investment in these brands enhances the Company's ability to address heightened competitive pressures as well as introduce innovative new products.

         The following table identifies the Company's leading nutritional supplement brands:


         BRAND                                PRIMARY CHANNEL
         -----                                ---------------
         Schiff(R)........................... Food, drug, mass market & health food stores
         Weider(R)........................... Food, drug, mass market & health food stores
         American Body Building(TM).......... Health clubs and gyms
         Tiger's Milk(R)..................... Food, drug, mass market
         Multipower(R)....................... Health clubs and gyms
         Multaben............................ Food, mass market

         The Company markets its branded nutritional supplement products both domestically and internationally in four principal categories:

                  o vitamins, minerals and specialty;
                  o sports nutrition;
                  o weight management; and
                  o nutrition bars.

The Company believes that offering its customers a wide variety of products also provides the Company a competitive advantage in capturing an increasing share of the growing nutritional supplement market. The Company also markets a line of sportswear in Europe, primarily in Germany, under the Venice Beach brand.

         VITAMINS, MINERALS AND SPECIALTY. The Company markets a complete line of vitamins, minerals and specialty supplements through the Schiff(R) brand. These products are offered in various forms, including primarily tablets, capsules and softgels. The Schiff(R) brand is distributed primarily though the mass market and health food stores.

         The Company's specialty supplements include certain joint health products marketed under the Schiff(R) brand, including Move Free(TM) and certain chondroitin and glucosamine compounds. The Company's Schiff(R) vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to their diet. Schiff(R) vitamins and minerals include multivitamins such as Single Day, individual vitamins and minerals such as Vitamins C, E and Calcium, specialty formulae for women such as Menopause and soy, and other specialty formulae including melatonin, DHEA, beta carotene and B-complex.

         SPORTS NUTRITION. The Company's sports nutrition category includes a wide variety of products designed to enhance athletic performance, support the results derived from exercise programs and replenish the body's vital nutrients expended during exercise and training. While each of the Company's products offers distinct benefits to the consumer, the Company's sports nutrition products are intended to generally enhance the consumer's ability to support muscle growth, increase energy levels and stamina, control weight and lose fat. Consumer focus includes athletes, bodybuilders, fitness enthusiasts, "weekend warriors" and other "on-the-go" individuals. The Company's sports nutrition products deliver nutritional supplements through a variety of forms, including powdered drink mixes, tablets, capsules, nutrition bars and beverages.

         The Company markets its sports nutrition products domestically under the American Body Building(TM) and Weider(R) brands. The American Body Building(TM) brand is primarily distributed to health clubs and gyms through the Company's network of independent distributors. American Body Building(TM) products are primarily bottled and powdered drinks for energy, recovery and weight control. The Weider(R) brand is primarily distributed through food, drug and mass market retailers as well as health food stores. Weider(R) products are primarily powdered drinks and supplements to support muscle growth, maintain stamina and control weight.

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

         Weight management products under the American Body Building(TM) brand, which are intended to support consumers' efforts to reduce fat and provide a low calorie source of energy, are primarily distributed through the Company's independent distributors to health clubs and gyms. The Company markets certain other products through mass market intended to aid in weight management, support muscle mass and support consumers' efforts to reduce fat.

         NUTRITION BARS. The Company's nutrition bars category includes its Tiger's Milk(R) and Fi-Bar(R) product lines. The Tiger's Milk(R) product line, which has been marketed for over 30 years, includes nutrition bars that supply significant amounts of protein, vitamins and other essential nutrients with less fat than a traditional candy bar. The Fi-Bar(R) product line is comprised of fat-free granola bars and fruit and nut bars coated with yogurt, chocolate or carob made without hydrogenated fats. The Tiger's Milk(R) and Fi-Bar(R) brands are primarily distributed through mass market retailers, convenience and health food stores. The Company also markets nutrition bars under its Schiff(R), American Body Building(TM) and Weider(R) brands.

         INTERNATIONAL MARKETS. As a result of the July 1998 acquisition of Haleko, the Company now markets the Multipower(R) and Multaben nutritional and health food supplement brands in Europe in addition to the Weider(R) brand. Haleko's leading sports nutrition brand is Multipower(R), which includes a wide variety of products primarily marketed to health clubs and gyms. Haleko also markets nutrition products under the Multaben brand primarily to health food stores, which includes a variety of beverages, soups and other meal replacement products as well as nutrition bars.

         Haleko also markets a line of sportswear under the Venice Beach brand. The sportswear products are sold primarily in Germany to department stores, health clubs, gyms and specialty sportswear retail stores. Sales of sportswear represented approximately 39%, 35% and 34% of Haleko's revenues for fiscal 2001, 2000 and 1999, respectively.

         The Company also markets its brands such as Weider(R) and Schiff(R) on an export basis to South America, eastern Europe, the Middle East and the Pacific Rim through a network of distributors managed from the Company's Salt Lake City headquarters.

         PRIVATE LABEL. The Company manufactures capsules, tablets and powdered drink mixes for other marketers of nutritional supplements and certain retail customers. These independent marketers and retail customers market the products manufactured by the Company under their own (private) brand names or labels. Effective May 1, 2001, the Company discontinued manufacture of private label powders in connection with the sale of its powders facility.

SALES AND DISTRIBUTION

         The Company's products are currently sold domestically in over 48,000 retail outlets in all 50 states. The Company's mass market customers include:

                  o mass merchandisers such as Wal-Mart, Target and Kmart;
                  o drug stores such as Walgreens, CVS, Rite Aid and Eckerd;
                  o warehouse clubs such as Costco, Sam's Club and BJ's; and
                  o supermarkets such as Albertson's, Giant, Safeway and Fred
                    Meyer.

The Company services the health food market by distributing its products to General Nutrition Center ("GNC") and leading health food distributors. The Company also sells through other distribution channels, including international markets and its own network of distributors to health clubs and gyms (such as Bally's Health and Fitness and Gold's Gym). In addition, the Company provides private label manufacturing for certain retail customers where the Company also distributes its branded products.

         Internationally, the Company sells or distributes its products in approximately 75 countries around the world, all of which are at different levels of development and are affected by different factors. In Europe, where the Company has a substantial majority of its international sales, nutritional supplement distribution varies by country, but in general, product is primarily distributed through gyms and fitness studios, health food and specialty stores and pharmacies. Some products are distributed through the mass market channel, but this channel is not as developed internationally as it is in the U.S. Additionally, significant differences exist between the regulatory environment in the U.S. and the regulatory environment in Europe. As a result, many nutritional supplements sold in the U.S. are not able to be sold in Europe due to regulatory restrictions.

MARKETING

         The Company markets its products using a mix of trade and consumer promotions, television, radio and print media advertising and consumer education. The Company's marketing and advertising expenditures were approximately $47.6 million in fiscal 2001, $44.0 million in fiscal 2000, and $35.9 million in fiscal 1999.

         During fiscal 2001, the Company continued to execute its brand building support for its core brands, particularly relating to its Schiff(R) Move Free(TM) joint health products. National television and radio commercials featuring Schiff(R) Move Free(TM) appeared on syndicated radio and television programs, and national and cable television stations. During fiscal 2001, the Company also implemented the transition of the name of its Schiff(R) Pain Free(TM) product line to Schiff(R) Move Free(TM) to comply with new regulations published by the FDA.

         The Company promotes its products in various print media sources, including:

                  o consumer magazines such as LADIES HOME JOURNAL, ARTHRITIS
                    TODAY, MAXIM, ESPN MAGAZINE;
                  o target publications such as FITNESS RUNNER;
                  o trade magazines such as WHOLE FOODS, VITAMIN RETAILER and
                    MASS MARKET RETAILER; and
                  o several magazines published by Weider Publications Inc.
                    ("Weider Publications"), an affiliate of the Company, including MUSCLE AND FITNESS, FLEX, SHAPE, MEN'S FITNESS AND NATURAL HEALTH.

         A key part of the Company's marketing strategy is to help educate consumers about innovative, safe and beneficial nutritional supplement products. The Company participates in consumer education at conferences and at numerous trade and consumer shows representing all current distribution channels. The Company also sponsors and attends various sporting events, including leading professional body building competitions such as The Mr. Olympia, The Arnold Schwarzenegger Classic and numerous local National Physique Committee bodybuilding competitions. The Company is also developing websites to provide additional information to consumers, customers and investors.

PRODUCT RESEARCH AND DEVELOPMENT

         The Company intends to continue its commitment to research and development to create safe and efficacious new products and existing product line extensions. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity along with media attention to these same interests. Product development is important in the nutritional supplement industry in order to capitalize on new market opportunities, strengthen relationships with customers by meeting demand and increase market share.

         The Company conducts research and development in Company-owned facilities and, from time to time, utilizes strategic third-parties to further research and development initiatives. To support its commitment to research and development, the Company hires scientific and technical personnel and invests in formulation, processing and packaging development, testing of efficacy and shelf life stability and market research with consumers. The Company's product research and development expenditures were approximately $5.7 million in fiscal 2001, $4.9 million in fiscal 2000, and $4.6 million in fiscal 1999.

MANUFACTURING AND PRODUCT QUALITY

         The Company manufactures approximately 85% of its domestic branded products and approximately 45% of its international branded products. The Company has significant internal manufacturing competencies in the distinct areas of:

         o capsule and tablet manufacturing, filling and packaging;
         o sterile liquid beverage processing, bottling and packaging; and
         o processing, extrusion, coating and packaging of nutritionally fortified nutrition bars.

         The Company has invested in production line flexibility to accommodate various filling sizes, weights or counts of product and final shipped unit configurations to fulfill customer and ultimate consumer needs.

         The Company currently manufactures its domestic products in two U.S. facilities. The Company's state-of-the-art capsules and tablets manufacturing facility located in Salt Lake City, Utah, includes the Company's main distribution center and primary administrative offices. The Company's packaging, counting and filling operations are fully computerized to ensure accuracy and compliance with weights and measures regulations. The distribution center features a high-rise racked warehouse and a fully automated "order-pick" system using optical readers that interpret bar coded labels on each shipping container. The Company maintains and operates an MRP System fully integrated with distribution, warehousing and quality control, that provides real time lot and quality tracking of raw materials, work in progress and finished goods.

         The Company also currently operates a beverage facility located in Walterboro, South Carolina. In order to enhance overall beverage manufacturing efficiencies at the Walterboro facility, the Company closed its Las Vegas, Nevada facility in fiscal 2001 and integrated the operations to the Company's South Carolina facility. The Company also sold its powders production facility during the fourth quarter of fiscal 2001.

         Internationally, the Company has two primary manufacturing facilities. The Company has a capsules, tablets and powders facility in Bleckede, Germany that produces products distributed throughout Europe. This facility has received ISO 9002 certification. The Company's facility located in Madrid, Spain primarily produces powders for distribution in Spain, France and Italy. The Company is continuously upgrading its facilities and enhancing its manufacturing capabilities through new equipment purchases and technological improvements.

         The Company is committed to providing the highest quality products. The Company's Salt Lake City capsule and tablet facility is designed and operated to meet USP compliance standards. The Company was awarded an "A" rating by the National Nutritional Foods Association. The Company's quality management systems are detailed and rigorous, and include a supplier certification selection process and other analytical processes and procedures. The quality management systems also include professionally equipped and staffed analytical laboratories to assure raw material acceptance as well as in-process and finished product evaluation for compliance to specification. The Company's products are also subject to extensive shelf life stability testing through which the Company determines the effects of aging on its products. Certified outside laboratories are used routinely to evaluate the Company's laboratory performance and to supplement its internal testing procedures and capabilities.

         Sourcing specialists within the Company's purchasing department focus on maximizing buying power through volume leverage with a select supplier base. In addition, key supply relationships have been established with raw material and packaging suppliers who bring significant financial, technical, quality and service resources to the Company.

COMPETITION

         The market for the sale of nutritional supplements is highly competitive. The Company believes that competition is based principally upon price, quality of products, customer service and marketing support. The Company believes that it competes favorably with other industry companies in these areas.

         The Company's competition includes numerous nutritional companies that are highly fragmented in terms of both geographic market coverage and product categories. The majority of these companies are privately held and the Company is unable to precisely assess the size of such competitors. In addition, large pharmaceutical companies and packaged food and beverage companies compete with the Company in the nutritional supplement market. These companies have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Increased competition from such companies could have a material adverse effect on the Company's financial results and operations.

         As the nutritional supplement industry grows and evolves, the Company believes retailers will align themselves with suppliers, such as the Company, who are financially stable, market a broad portfolio of products and offer superior customer service. The Company believes that it competes favorably with other nutritional supplement companies and major pharmaceutical companies because of its competitive pricing, marketing strategies, sales support and quality of its product lines.

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

         The FDA regulates dietary supplements under the Federal Food, Drug and Cosmetic Act (the "FDCA"), which was amended in October 1994, by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA establishes a statutory class of dietary supplements, including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Under DSHEA, as amended, statements of "nutritional support" may describe how particular dietary ingredients, or the mechanism of action by which dietary ingredients, affect the structure, function or general well-being of the body. These statements of nutritional support are permitted in dietary supplement labeling, provided that, among other requirements, the company has scientific substantiation that the statements are truthful and not misleading, discloses that the statements have not been reviewed by the FDA and notifies the FDA within 30 days that the statements are being used in dietary supplement labeling. Statements of nutritional support may not make claims that the dietary supplement is intended to cure, prevent or mitigate a disease or illness, which claims would cause the FDA to consider the dietary supplement as an unapproved new drug. The Company labels its products in a manner that is intended to comply with the provisions of DSHEA; however, no assurance can be given that the FDA will not take the position that a statement of nutritional used by the Company is considered by the FDA to be a disease or illness claim. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls and seizures.

         In February 1997, the FDA issued a proposed rule entitled "CGMP in Manufacturing, Packing, or Holding Dietary Supplements," which proposes good manufacturing practices specific to dietary supplements and dietary supplement ingredients. This proposed rule, if finalized, would require at least some of the quality control provisions contained in the GMPs for drugs. Such regulations could, among other things, require the reformulation or discontinuance of certain products, additional record keeping, warnings, notification procedures and expanded documentation of the properties and manufacturing processes of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy.

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

         The Company is a party to a consent order which was signed by Weider Health and Fitness in 1985, which governs certain advertising claims relating to muscle building products. In addition, the Company entered into a consent decree with the FTC effective November 2000 governing diet and weight loss claims and certain disease, safety and comparative health benefit claims.

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

         See "Impact of Government Regulation on the Company's Operations" and "Effect of Unfavorable Publicity" under "Factors Affecting Future Performance" for additional information regarding government regulation.

INTELLECTUAL PROPERTY

         The Company owns trademarks registered with the United States Patent and Trademark Office or similar regulatory agencies in certain other countries for its Schiff(R), Weider(R), American Body Building(TM), Tiger's Milk(R), Multipower(R), Multaben and Venice Beach brands and certain of its products, processes and slogans. The Company also has license rights for other names material to its business and for the use of the Schiff(R), Weider(R), American Body Building(TM), Tiger's Milk(R)these brand names in certain countries outside of North America. The Company vigorously protects its trademark and other intellectual property rights. The Company currently has two patents and is pursuing patents for additional products or processes as appropriate.

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

FACTORS AFFECTING FUTURE PERFORMANCE

         DEPENDENCE ON SIGNIFICANT CUSTOMERS. The Company's largest customers are Costco and Wal-Mart. These two customers accounted for approximately 39% and 38% respectively, of the Company's net sales for the fiscal years ended May 31, 2001 and 2000. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, could have a material adverse effect on the Company's results of operations or financial condition. The Company cannot assure you that Costco and/or Wal-Mart will continue as major customers of the Company.

         DEPENDENCE ON INDIVIDUAL PRODUCTS. Certain products and product lines account for a significant amount of the Company's total revenues. During fiscal year 2001, net sales for the Company's Schiff(R) Move Free(TM) product line were approximately 26% of the Company's total net sales. The Company cannot assure you that individual or groups of similar products currently experiencing strong popularity and growth will maintain sales levels over time.

         DEPENDENCE ON NEW PRODUCTS. The Company believes its ability to grow in its existing market is partially dependent upon its ability to introduce new and innovative products into these markets. Although the Company seeks to introduce additional products each year in its existing markets, the success of new products is subject to a number of variables, including developing products that will appeal to customers and comply with applicable regulations. The Company cannot assure you that its efforts to develop and introduce innovative new products will be successful or that customers will accept new products.

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

         The Company believes its sales depend on consumer perceptions of the safety, quality and efficacy of its products. Consumer perceptions are influenced by national media attention regarding the Company's products and other nutritional supplements that contain similar ingredients and/or make similar nutritional claims. Future scientific research and publicity may be unfavorable and may negatively impact our sales and results of operations. See "Item 3--Legal Procedures" and "Product Liability and Availability of Related Insurance" below.

         Ma Huang, also known as ephedra, has been the subject of certain adverse publicity relating to alleged harmful or adverse effects. See "Item 3--Legal Proceedings." The FDA has proposed regulations relating to the sale of dietary supplements containing ephedra which, if adopted as proposed, would require the Company to reformulate certain of its ephedra products, prohibit certain ingredient combination products and preclude certain claims relating to ephedra products. Comments from industry participants and associations and inquiries from Committees of the United States Congress have been filed with the FDA challenging the scientific and legal basis for the proposed regulations. Additionally, the General Accounting Office reviewed the FDA's proposed regulations and concluded that the FDA should obtain better support for its proposed regulations. A number of state and local governments also have proposed or passed legislation regulating or prohibiting the sale of ephedra products. The Company is not able to predict whether the FDA's proposed regulations will become final or whether ephedra products will be subject to further federal, state, local or foreign laws or regulations. Net sales of the Company's ephedra products were approximately $9.7 million during fiscal 2001. No assurance can be given that any future regulation and any resulting reformulation, relabeling or change in the marketing of the Company's ephedra products would not have a material adverse effect of the sale of the Company's ephedra products or the Company's results of operations or financial condition. See also "Product Liability and Availability of Related Insurance" below.

         PRODUCT LIABILITY AND AVAILABILITY OF RELATED INSURANCE. As a manufacturer and distributor of products designed to be ingested, the Company faces an inherent risk of exposure to product liability claims. Similar to many of our competitors, the Company has been and is currently named as a defendant in product liability lawsuits regarding certain of its ephedra products. See "Item 3--Legal Proceedings." The Company maintains product liability insurance regarding its ephedra products that it believes is customary in the industry. However, insurance carriers have significantly increased costs for, and in many instances have discontinued, product liability insurance for products containing ephedra. The Company's current product liability coverage for ephedra products expires on August 31, 2001, and the Company has received initial indication that such coverage will not be renewed. Although the Company is investigating other insurance coverage options, including self-insurance, no assurance can be given that the Company will be able to obtain product liability insurance coverage for its ephedra products or, if available, that such coverage will be available at a reasonable cost or adequate to cover liabilities. The absence of product liability insurance may have an adverse impact on the Company's financial condition or operating results.

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

         As a result of the Company's efforts to comply with applicable statutes and regulations, the Company from time to time has reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. For example, the Company was required to transition the name of its Schiff(R) Pain Free(TM) product line to Schiff(R) Move Free(TM) during fiscal 2001 to comply with new regulations published by the FDA in January 2000.

         The Company may be subject in the future to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. See "Effect of Unfavorable Publicity" above. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. Such future laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, the imposition of additional recordkeeping requirements, expanded documentation of product efficacy, and expanded or modified labeling and scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

         RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. As a result of the Company's acquisition of Haleko in July 1998, the Company's international sales have increased substantially over historical levels. Approximately 36% of the Company's net sales for fiscal 2001 were generated outside the United States. Operating in international markets exposes the Company to certain risks, including, among other things, changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate products to the United States, foreign currency fluctuations, the potential imposition of trade or foreign exchange restrictions or increased tariffs and political instability. As the Company's international operations continue to grow, these and other risks associated with international operations are likely to increase.

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

         GOODWILL AND INTANGIBLE ASSETS. The Company's acquisitions have resulted in significant goodwill and other intangible assets. At May 31, 2001, goodwill and intangible assets, net, amounted to approximately $43.6 million. In the event of any sale or liquidation of a portion of the Company's assets, there can be no assurance that the value of the intangible assets will be realized.

ITEM 2.  PROPERTIES

         At May 31, 2001, the Company owned or leased the following facilities:

                                                     Approximate                   Expiration
Location                   Function                  Square Feet     Lease/own     Date of Lease
--------                   --------                  -----------     ---------     -------------
Salt Lake City, UT         Company Headquarters,     418,000         Lease         March 2013
                           Manufacturing & Pro-
                           duction, Warehouse &
                           Distribution
Walterboro, S.C.           Manufacturing & Pro-       55,000         Own           N/A
                           duction
Montreal, Quebec           Administrative Offices     24,600         Lease         Month to month
                           & Warehouse
Madrid, Spain              Administrative Offices,    20,000         Lease         September 2006
                           Manufacturing & Pro-
                           duction
Neumarkt, Italy            Administrative Offices
                           & Warehouse                23,200         Own           N/A
Hamburg, Germany           Administrative Offices     35,200         Lease         July 2009
Bleckede, Germany          Manufacturing & Produc-   100,000         Own           N/A
                           tion, Warehouse
Various, Germany(1)        Sales & Administrative    Various         Leases        Various
                           Offices

(1) The Company has several small sales and administrative offices primarily located in Germany.

ITEM 3.  LEGAL PROCEEDINGS

         In December 2000, the Company was named as a defendant in Long v. Weider Nutrition Group, Inc. et. al. filed in Delaware state court. The lawsuit alleges that consumption of a product of the Company containing ephedrine caused a heart attack resulting in the death of Mr. Long. The Company disputes the allegations and is opposing the lawsuits. The Company has tendered the matter to its insurance carrier which has assumed defense of the matter.

         In April 2001, the Company was named as a defendant in Garcia, Speeter, Marotti, et. al. v. Metabolife International, Weider Nutrition International, et. al. filed in Nevada state court. The lawsuit alleges that the various plaintiffs were each separately caused injuries and damages after consuming products containing ephedrine manufactured or sold by the various respective defendants. The Company disputes the allegations and is opposing the lawsuits. The Company has tendered the matter to its insurance carrier which has assumed defense of the matter.

         The Company believes that, after taking into consideration the Company's insurance coverage, such lawsuits, if successful, would not have a material adverse effect on the Company's financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect on the Company's financial condition. The Company cannot assure you that it will not be subject to further private civil actions with respect to its ephedrine products or that product liability insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities. See "Factors Affecting Future Performance--Ephedra Products/Availability of Product Liability Insurance Coverage" under Item 1 for additional information.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A common stock is traded on the New York Stock Exchange under the symbol "WNI."

         The high and low closing prices of the Company's Class A common stock for each quarter of fiscal 2001, 2000 and 1999, respectively, are set forth below:


                                                      HIGH      LOW
                                                      ----      ---
         FISCAL YEAR ENDED MAY 31, 2001:
         First Quarter............................   $ 4.06   $ 2.75
         Second Quarter...........................     5.06     2.50
         Third Quarter............................     3.05     2.06
         Fourth Quarter...........................     2.84     1.98

         FISCAL YEAR ENDED MAY 31, 2000:
         First Quarter............................   $ 5.31   $ 3.56
         Second Quarter...........................     4.19     3.06
         Third Quarter............................     4.88     3.19
         Fourth Quarter...........................     4.06     3.25

         FISCAL YEAR ENDED MAY 31, 1999:
         First Quarter............................   $17.38   $ 8.81
         Second Quarter...........................    10.75     4.25
         Third Quarter............................     7.50     5.25
         Fourth Quarter...........................     6.50     4.50

         The Company paid an annual dividend of $0.15 per share (quarterly dividend of $0.0375 per share) for fiscal 2001, 2000 and 1999. In addition, the Company paid a quarterly dividend of $0.0375 per share subsequent to year end. The dividend was declared to be payable on June 20, 2001 to holders of all classes of common stock of record at the close of business on June 12, 2001. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Company's credit agreement entered into with Bankers Trust Company, effective June 30, 2000, contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock (See Note 7 to the Consolidated Financial Statements). Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

         The closing price of the Company's Class A common stock on August 3, 2001 was $2.05. The approximate number of stockholders of record on August 3, 2001 was 344.

         In connection with entering into the Company's domestic senior credit facility, on June 30, 2000 the Company entered into a $10.0 million senior subordinated loan agreement (the "Subordinated Loan") with Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. (collectively, "Wynnchurch"). As part of the Subordinated Loan transaction, the Company issued to Wynnchurch warrants to purchase up to 1,174,955 shares of the Company's Class A common stock at an exercise price of $0.01 per share, subject to certain customary antidilution provisions. Wynnchurch exercised the warrants in July 2000. The securities were not registered under the

Securities Act of 1933, as amended (the "Act"), in reliance under the exemption set forth in Section 4(2) of the Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

         The following selected consolidated financial data as of, and for the fiscal years ended May 31, 1997 through May 31, 2001 have been derived from the Company's consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(Dollars in thousands)                                               Fiscal Year Ended May 31,
                                                   -------------------------------------------------------------
                                                     1997         1998          1999        2000           2001
                                                     ----         ----          ----        ----           ----
INCOME STATEMENT DATA:
 Net sales......................................   $218,566     $250,542     $335,488     $364,668      $352,759
 Cost of goods sold.............................    136,875      161,334      221,062      227,373       216,851
                                                   --------     --------     --------     --------      --------
 Gross profit...................................     81,691       89,208      114,426      137,295       135,908
                                                   --------     --------     --------     --------      --------
 Operating expenses.............................     68,335       61,304      106,173      119,514       126,434
 Litigation settlement..........................       --           --           --           --          (3,571)
 Severance, recruiting and
  reorganization costs..........................       --           --          3,062        4,300          --
 Plant consolidation and transition.............       --           --          5,113         --             648
 Other inventory related charges................       --           --          4,115         --            --
                                                   --------     --------     --------     --------      --------
     Total operating expenses...................     68,335       61,304      118,463      123,814       123,511
                                                   --------     --------     --------     --------      --------
 Income(loss) from operations...................     13,356       27,904       (4,037)      13,481        12,397
 Other income (expense):
  Interest, net.................................     (5,791)      (4,219)      (9,550)     (11,086)       (9,967)
  Securities impairment loss....................       --           --           --           --          (2,177)
  Other.........................................       (557)        (671)        (430)        (177)         (874)
                                                   --------     --------     --------     --------      --------
      Total other expense, net..................     (6,348)      (4,890)      (9,980)     (11,263)      (13,018)
                                                   --------     --------     --------     --------      --------
 Income (loss) before income taxes..............      7,008       23,014      (14,017)       2,218          (621)
 Income tax expense (benefit)...................      2,708        9,010       (5,239)       1,145          (832)
                                                   --------     --------     --------     --------      --------
 Net income (loss)..............................   $  4,300     $ 14,004     $ (8,778)    $  1,073      $    211
                                                   ========     ========     ========     ========      ========

Weighted average shares
 Outstanding, in thousands (1):
 Basic..........................................    17,866        24,702       24,930       25,042        26,244
                                                    ======        ======       ======       ======       =======
 Diluted........................................    17,866        25,001       24,930       25,048        26,245
                                                    ======        ======       ======       ======        ======

Net income (loss) per share (1):
 Basic..........................................     $0.24         $0.57       $(0.35)       $0.04         $0.01
                                                     =====         =====       ======        =====         =====
 Diluted........................................     $0.24         $0.56       $(0.35)       $0.04         $0.01
                                                     =====         =====       ======        =====         =====

                                                                                At May 31,
                                                     -------------------------------------------------------------
 (In Thousands)                                         1997         1998          1999         2000        2001
                                                        ----         ----          ----         ----        ----
BALANCE SHEET DATA:
 Cash and cash equivalents......................     $  1,259     $    684      $  1,926     $  3,011     $ 2,293
 Working capital (2)............................       62,015       85,688        79,001       41,048      45,307
 Total assets...................................      168,756      209,740       256,029      227,268     209,072
 Total debt.....................................       45,094       70,346       115,439       82,880      73,428
 Total stockholders' equity.....................       92,424      103,136        91,780       86,658      85,800

(1) During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Earnings per share amounts for fiscal 1997 have been restated to conform to the requirements of SFAS No. 128.

(2) Working capital at May 31, 1999 excludes $98,654 of debt extended and refinanced in June 2000 under the Company's credit facility (See Note 7 to the Consolidated Financial Statements). Including such amount, working capital (deficit) amounts to $(19,653) at May 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

         The Company develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. Net income (loss) for the fiscal years ended May 31, 2001, 2000 and 1999 amounted to $.2 million, $1.1 million and $(8.8) million, respectively. The Company's operating results for fiscal 2001 were negatively affected by an industry slow down, increased competitive pressures and a significant increase in selling and marketing related costs. The Company's operating results for fiscal 2000 and 1999 were negatively affected by several strategic initiatives that were initially and/or primarily implemented during this two-year period. These initiatives included, among others, organizational changes and upgrading management systems (including senior management changes), the decision to reduce domestic SKUs by over two-thirds, the refinement of the Company's growth and business strategies designed to focus on its primary brands and customers, including the introduction of an enhanced marketing plan resulting in increased selling, promotion and marketing costs, the expansion of the Company's international operations primarily from the acquisition of Haleko, the closing of the Company's capsule and tablet manufacturing facility in California and the limitation of contract manufacturing (private label) business to select customers that otherwise carry the Company's brands and certain other initiatives.

         Certain factors affecting fiscal 2001 results as well as the previous implementation of strategic initiatives and the refinement of the Company's growth and business strategies are ongoing considerations and processes. While the focus of these considerations is to improve future profitability, no assurance can be given that decisions made by the Company relating to these initiatives will not adversely affect the Company's financial condition and results of operations.

         The Company experienced a decrease in net sales in fiscal 2001 while recognizing an increase in fiscal years 2000 and 1999. Net sales were $352.8 million, $364.7 million and $335.5 million for fiscal years 2001, 2000 and 1999, respectively. The decline in fiscal year 2001 sales resulted primarily from domestic industry slowdown, lower than expected new product sales and private label and other competitive factors. The Company's growth in the prior two fiscal years was a result of increased demand for the Company's products, including the growth in Schiff(R) Move Free(TM) sales and the Company's increased penetration of the mass market distribution channel.

         The following table shows selected items as reported and as a percentage of net sales for the years indicated:

                                         2001                       2000                     1999
                               -----------------------    ----------------------   ---------------------
                                                          (dollars in thousands)
Net sales ................     $ 352,759        100.0%    $ 364,668       100.0%   $ 335,488      100.0%
Cost of goods
  sold ...................       216,851         61.5       227,373        62.4      221,062       65.9
                               ---------        -----     ---------       -----    ---------      -----
Gross profit .............       135,908         38.5       137,295        37.6      114,426       34.1
                               ---------        -----     ---------       -----    ---------      -----
Operating
  expenses ...............       126,434         35.8       119,514        32.8      106,173       31.7
Severance, recruiting and
  reorganizational costs .          --            --          4,300         1.1        3,062         .9
Litigation settlement ....        (3,571)        (1.0)         --           --          --          --
Plant consolidation and
  transition .............           648           .2          --           --         5,113        1.5
Other inventory related
  charges ................          --            --           --           --         4,115        1.2
                               ---------        -----     ---------       -----    ---------      -----
Total operating
  expenses ...............       123,511         35.0       123,814        33.9      118,463       35.3
                               ---------        -----     ---------       -----    ---------      -----
Income (loss)from
  operations .............        12,397          3.5        13,481         3.7       (4,037)      (1.2)
Other expense, net .......        13,018          3.7        11,263         3.1        9,980        3.0
Income tax expense
  (benefit) ..............          (832)         (.2)        1,145          .3       (5,239)     (1.6)
                               ---------        -----     ---------       -----    ---------      -----
Net income (loss) ........     $     211          -- %    $   1,073          .3%    $ (8,778)     (2.6)%
                               =========        =====     =========       =====    =========      =====

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

         NET SALES. Net sales for the fiscal year ended May 31, 2001 decreased $11.9 million, or 3.3%, to $352.8 million from $364.7 million for the fiscal year ended May 31, 2000. The following table shows comparative net sales results categorized by distribution channel as reported and as a percentage of net sales (dollars in thousands):

                                                            2001                      2000
                                                     ------------------       -------------------
         Mass market.........................        $177,650     50.4%       $180,927      49.7%
         Health food stores..................          22,097      6.3          34,642       9.5
         Health clubs and gyms...............          21,836      6.2          22,326       6.1
         International markets...............         128,157     36.3         122,605      33.6
         Contract manufacturing..............           --         --              378        .1
         Other...............................           3,019       .8           3,790       1.0
                                                     --------     -----       --------     -----
                  Total......................        $352,759    100.0%       $364,668     100.0%
                                                     ========    =====        ========     =====

         Sales to mass market customers (including food, drug, mass, club and convenience stores) decreased approximately 1.8% to $177.7 million in fiscal 2001 from $180.9 million in fiscal 2000. The decrease in sales to mass market customers was primarily the result of decreased sales to existing accounts of certain leading branded products, including Schiff(R) Move Free(TM). Gross sales of the Company's Schiff(R) Move Free(TM) products amounted to $96.0 million for fiscal 2001 compared to $111.3 million for fiscal 2000. The decrease in Schiff(R) Move Free(TM) sales resulted primarily from an industry slowdown and promotional timing considerations as well as private label and other competitive factors.

         Sales to health food stores decreased approximately 36.2% to $22.1 million for fiscal 2001 from $34.6 million for fiscal 2000. The decrease in sales to health food stores resulted primarily from reduced branded and private label sales volume with GNC, the Company's most significant health food retailer. Sales to health clubs and gyms remained relatively constant for fiscal 2001 and 2000.

         Sales to international markets increased 4.5% to $128.2 million for the year ended May 31, 2001 from $122.6 million for the year ended May 31, 2000. The increased sales volume was primarily due to sportswear sales growth in the Company's European operations.

         The Company's two largest customers accounted for approximately 39% of the Company's aggregate net sales for the year ended May 31, 2001 and 38% for the year ended May 31, 2000.

         GROSS PROFIT. Gross profit decreased approximately $1.4 million, or 1.0%, to $135.9 million for the year ended May 31, 2001 from $137.3 million for the year ended May 31, 2000. Gross profit, as a percentage of net sales, was 38.5% for the year ended May 31, 2001 compared to 37.6% for the year ended May 31, 2000. The increase in the gross profit percentage resulted primarily from operating efficiencies, improved net raw material costing and reduced credits for returned products, partially offset by a significant decrease in gross margins on European sportswear sales and lower gross margins on private label sales. The lower gross margins on sportswear sales were primarily attributable to continued growth in department stores where pricing is much more competitive than the typical health club and gym channel.

         OPERATING EXPENSES. Total operating expenses, including litigation settlement income and certain severance, recruiting, reorganization and plant consolidation costs, remained relatively constant at $123.5 million for fiscal 2001 compared to $123.8 million for fiscal 2000. During fiscal 2001, the Company completed the consolidation of beverage manufacturing to its South Carolina facility. In conjunction with the closing of the Company's Las Vegas, Nevada beverage facility, the Company recognized approximately $0.6 million in net consolidation and transition related costs. Also, during fiscal 2001, the Company received $3.6 million from the settlement of litigation. During fiscal 2000 the Company continued its initiative for organizational changes and upgrading of management systems (including senior management changes) that resulted in approximately $4.3 million of costs incurred during the year. Excluding these charges for the respective periods, operating expenses increased $6.9 million, or 5.8%, during fiscal 2001 compared to fiscal 2000 primarily due to increased selling and marketing expenses.

         Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased approximately 6.6% to $88.7 million for fiscal 2001 from $83.1 million for fiscal 2000. The increase in selling and marketing expenses is primarily attributable to incremental marketing and promotional costs for retail sell-through and to support the Company's brand building initiatives, and counter private label and other competitive pressures. The Company expects the trend for increased selling and marketing expenses, as a percentage of sales, to continue in future years.

         General and administrative expenses increased approximately 2.3% to $28.8 million for the year ended May 31, 2001, compared to $28.2 million for the year ended May 31, 2000. The increase resulted primarily from an increase in certain international information systems and personnel related costs.

         OTHER EXPENSE. Other expense, net, amounted to $13.0 million for the year ended May 31, 2001, compared to $11.3 million for the year ended May 31, 2000. The net increase of approximately $1.7 million resulted primarily from the recognition of a securities impairment loss of approximately $2.2 million which was partially offset by a decrease in interest costs associated with a lower overall effective borrowing rate.

         INCOME TAXES. Provision for income taxes amounted to a $0.8 million benefit for the year ended May 31, 2001 compared to a tax expense of $1.1 million for the year ended May 31, 2000. The decrease resulted primarily from a pre-tax loss for fiscal 2001 in comparison to pre-tax earnings for fiscal 2000 and the net effect of tax rate difference for the Company's domestic and international operations.

FISCAL 2000 COMPARED TO FISCAL 1999

         NET SALES. Net sales for the fiscal year ended May 31, 2000 increased $29.2 million, or 8.7%, to $364.7 million from $335.5 million for the fiscal year ended May 31, 1999. The following table shows comparative net sales results categorized by distribution channel as reported and as a percentage of net sales for the fiscal years indicated (dollars in thousands):

                                                        2000                    1999
                                                -------------------     -------------------
         Mass market.........................   $180,927      49.7%     $152,046      45.4%
         Health food stores..................     34,642       9.5        56,178      16.7
         Health clubs and gyms...............     22,326       6.1        24,960       7.4
         International markets...............    122,605      33.6        89,189      26.6
         Contract manufacturing..............        378        .1         8,474       2.5
         Other...............................      3,790       1.0         4,641       1.4
                                                --------     -----      --------     -----
                  Total......................   $364,668     100.0%     $335,488     100.0%
                                                ========     =====      ========     =====

         Sales to mass market customers increased approximately 19.0% to $180.9 million in fiscal 2000 from $152.0 million in fiscal 1999. The increase in sales to mass market customers was primarily the result of increased sales to existing accounts of certain leading branded products, including Schiff(R) Pain Free(TM)/Move Free(TM), offset by reduced volumes of certain other branded products primarily due to the Company's SKU reduction program and a temporary delay in the expected introduction of new products (primarily during the first nine months of fiscal 2000). Gross sales of the Company's Schiff(R) Pain Free(TM)/Move Free(TM) products amounted to $111.3 million for fiscal 2000, compared to $71.1 million for fiscal 1999.

         Sales to health food stores decreased approximately 38.3% to $34.6 million for fiscal 2000 from $56.2 million for fiscal 1999. Sales to health clubs and gyms decreased approximately 10.6% to $22.3 million for fiscal 2000 from $25.0 million for fiscal 1999. The decrease in sales resulted primarily from the Company's increased focus on the mass market distribution channel as well as a temporary delay in the introduction of new products into the health food, and health club and gym distribution channels. Gross sales of new products, including line extensions, amounted to approximately $10.4 million for fiscal 2000, compared to approximately $29.8 million for fiscal 1999.

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

         The Company's two largest customers accounted for approximately 38% of the Company's aggregate net sales for the year ended May 31, 2000 and 31% for the year ended May 31, 1999.

         GROSS PROFIT. Gross profit increased approximately 20.0% to $137.3 million for the year ended May 31, 2000 from $114.4 million for the year ended May 31, 1999. Gross profit, as a percentage of net sales, was 37.6% for the year ended May 31, 2000, compared to 34.1% for the year ended May 31, 1999. The increase in the gross profit percentage resulted primarily from a change in domestic sales mix, efficiencies from consolidation of the Company's capsule and tablet manufacturing facilities, increased higher margin international sales, reduced credits for returned products and decreased inventory related costs.

         OPERATING EXPENSES. Total operating expenses, including certain severance, recruiting and reorganization costs, increased approximately 4.5% to $123.8 million for fiscal 2000 from $118.5 million for fiscal 1999. During fiscal 2000, the Company continued its initiative for organizational changes and upgrading of management systems (including senior management changes) that resulted in approximately $4.3 million of costs incurred during the year. During fiscal 1999, the Company recognized, in aggregate, approximately $12.3 million in charges, relating to the consolidation of capsule and tablet manufacturing to its Utah facility, severance costs related to the departure of a former CEO and the termination of approximately twenty employees and other inventory charges resulting from charitable contributions and excess labels, packaging and discontinuation of certain SKUs to comply with DSHEA product labeling requirements effective March 1999. Excluding these charges for the respective periods, operating expenses increased $13.3 million, or 12.6%, during fiscal 2000 in comparison to fiscal 1999 primarily due to increased selling and marketing expenses.

         Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased approximately 18.6% to $83.1 million for fiscal 2000 from $70.1 million for fiscal 1999. The increase in selling and marketing expenses resulted primarily from the acquisition of Haleko, increased advertising and promotion costs associated with the Company's brand building initiatives and personnel costs required to handle higher sales volumes.

         General and administrative expenses remained constant at $28.2 million for the years ended May 31, 2000 and 1999.

         OTHER EXPENSE. Other expense, net, amounted to $11.3 million for the year ended May 31, 2000, compared to $10.0 million for the year ended May 31, 1999. The net increase of approximately $1.3 million resulted primarily from increased fees and interest costs associated with extending the maturity date of the previous credit facility, together with a higher overall effective borrowing rate.

         INCOME TAXES. Provision for income taxes amounted to $1.1 million for the year ended May 31, 2000, compared to a tax benefit of $5.2 million for the year ended May 31, 1999. The income tax expense resulted primarily from realization of pre-tax earnings for fiscal 2000 in comparison to a pre-tax loss for fiscal 1999. Effective tax rate changes result primarily from tax rate differences for the Company's domestic and international operations.

LIQUIDITY AND CAPITAL RESOURCES

         Effective June 30, 2000, the Company and its domestic subsidiaries entered into a new $90.0 million senior credit facility (the "New Credit Facility") with Bankers Trust Company. The New Credit Facility replaced the Company's previous credit facility, which consisted of a revolving line of credit that expired on June 30, 2000.

         The New Credit Facility is comprised of an amortizing $30.0 million term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the New Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. The New Credit Facility is being used to fund the normal working capital and capital expenditure requirements of the Company. At the inception of the New Credit Facility, the Company borrowed approximately $64.8 million (together with the proceeds from the subordinated loan discussed below) to repay in full its outstanding obligation under the previous credit facility and related financing costs of the New Credit Facility.

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

         The Company had working capital of approximately $45.3 million at May 31, 2001, compared to $41.0 million at May 31, 2000. The increase in working capital resulted primarily from increased inventories partially offset by a decrease in receivables. Current inventories increased $8.9 million during the year ended May 31, 2001. The increase in inventories was primarily attributable to the timing of a shipment to a significant customer, an increase in private label inventories and higher raw material amounts. The decrease in receivables was primarily attributable to lower sales in the fourth quarter of fiscal 2001 as compared to the fourth quarter of fiscal 2000.

         During fiscal 2001, the Company's aggregate current and long-term debt decreased approximately $6.5 million (excluding $3.0 million in unamortized original issue discount costs) to $76.4 million at May 31, 2001, primarily as a result of the sale of the Company's powders manufacturing facility. Aggregate borrowings under the Company's U.S. based and Germany based revolving credit facilities (See Note 7 to the Consolidated Financial Statements) amounted to $21.7 million and $14.6 million, respectively, at May 31, 2001.

         The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under both the New Credit Agreement and Haleko's approximate $18.2 million secured credit facility. The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions, if any, may require other debt financing or the issuance of additional equity. There can be no assurance such financing will be available on beneficial terms, if at all.

         The Company paid an annual dividend of $0.15 per share (quarterly dividend of $0.0375 per share) for fiscal 2001. In addition, the Company paid a quarterly dividend of $0.0375 per share subsequent to year end. The dividend was declared to be payable on June 20, 2001 to holders of all classes of common stock of record at the close of business on June 12, 2001. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the New Credit Agreement contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will be able to sustain the payment of dividends in the future.

IMPACT OF INFLATION

         The Company has historically been able to pass inflationary increases for raw materials and other costs onto its customers through price increases and anticipates that it will be able to continue to do so in the future. However, there can be no assurance that the Company will be able to pass inflationary increases onto its customers.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2000, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force No.00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives." EITF 00-14 addresses the recognition, measurement and income statement classification for certain sales incentives. The types of sales incentives included in this issue are offers by the Company to retailers, distributors or end consumers that are exercisable after a single exchange transaction in the form of price reductions, coupons, rebate offers, or free products delivered on the same date as the underlying exchange transaction. Effective June 1, 2001, the Company adopted those provisions of EITF 00-14 where consensus was reached by the FASB. Accordingly, the "cost" of certain sales incentives previously recognized in the Company's financial statements as operating expenses will be reclassified as reductions in net sales and/or increases in cost of goods sold. The adoption of EITF 00-14 will not materially impact the Company's overall results of operations.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Management does not believe that SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB No. 17, "Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment rather than amortize them, is effective for the Company's financial statements as of June 1, 2002. The Company has not determined the impact of adopting SFAS No. 142 on the consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data for the Company are on the following pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                      WEIDER NUTRITION INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report.......................................  F-2

Consolidated Balance Sheets at May 31, 2001 and 2000...............  F-3

Consolidated Statements of Operations, Years Ended
May 31, 2001, 2000 and 1999........................................  F-4

Consolidated Statements of Stockholders' Equity,
Years Ended May 31, 2001, 2000 and 1999............................  F-5

Consolidated Statements of Cash Flows, Years
Ended May 31, 2001, 2000 and 1999..................................  F-6

Notes to Consolidated Financial Statements.........................  F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Weider Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Weider Nutrition International, Inc. and subsidiaries (collectively, the "Company") as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weider Nutrition International, Inc. and subsidiaries at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP



Salt Lake City, Utah
August 20, 2001

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2001 AND 2000
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                2001             2000
                                                                   ---------        ---------
Current assets:
  Cash and cash equivalents                                        $   2,293        $   3,011
  Receivables, net (Note 3)                                           46,710           53,522
  Inventories (Note 4)                                                56,028           47,113
  Prepaid expenses and other                                           3,171            4,982
  Deferred taxes (Note 8)                                              6,486            5,281
                                                                   ---------        ---------

         Total current assets                                        114,688          113,909
                                                                   ---------        ---------

Property and equipment, net (Note 5)                                  37,658           47,198
                                                                   ---------        ---------

Other assets:
  Intangible assets, net (Note 6)                                     43,561           49,412
  Deposits and other assets                                            5,946            6,745
  Notes receivable related to
    stock performance units (Note 9)                                   4,227            4,188
  Deferred taxes (Note 8)                                              2,992            5,816
                                                                   ---------        ---------

         Total other assets                                           56,726           66,161
                                                                   ---------        ---------

                  Total assets                                     $ 209,072        $ 227,268
                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  34,181        $  32,650
  Accrued expenses                                                    14,029           21,735
  Earnout amounts payable (Note 2)                                     1,298            2,796
  Current portion of long-term debt (Note 7)                          19,537           15,131
  Income taxes payable                                                   336              549
                                                                   ---------        ---------

         Total current liabilities                                    69,381           72,861
                                                                   ---------        ---------

Long-term debt (Note 7)                                               53,891           67,749
                                                                   ---------        ---------

Commitments and contingencies (Notes 7, 9, 10 and 11)

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding             --               --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding- 10,562,004 (2001) and 9,363,778 (2000)                  105               94
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432 (2001 and 2000)                               157              157
  Additional paid-in capital                                          86,897           83,225
  Other accumulated comprehensive loss                                (5,864)          (5,003)
  Retained earnings                                                    4,505            8,185
                                                                   ---------        ---------

         Total stockholders' equity                                   85,800           86,658
                                                                   ---------        ---------

                  Total liabilities and stockholders' equity       $ 209,072        $ 227,268
                                                                   =========        =========

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED MAY 31, 2001, 2000 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                  2001               2000                1999
                                            ------------        ------------        ------------
Net sales                                   $    352,759        $    364,668        $    335,488

Cost of goods sold                               216,851             227,373             221,062
                                            ------------        ------------        ------------

Gross profit                                     135,908             137,295             114,426
                                            ------------        ------------        ------------

Operating expenses:
  Selling and marketing                           88,659              83,132              70,072
  General and administrative                      28,835              28,182              28,234
  Research and development                         5,712               4,874               4,629
  Amortization of intangible assets                3,228               3,326               3,238
  Severance, recruiting and
    reorganization costs                            --                 4,300               3,062
  Litigation settlement                           (3,571)               --                  --
  Plant consolidation and transition                 648                --                 5,113
  Other inventory related charges                   --                  --                 4,115
                                            ------------        ------------        ------------

         Total operating expenses                123,511             123,814             118,463
                                            ------------        ------------        ------------

Income (loss) from operations                     12,397              13,481              (4,037)
                                            ------------        ------------        ------------

Other income (expense):
  Interest income                                    146                 697                 629
  Interest expense                               (10,113)            (11,783)            (10,179)
  Securities impairment loss                      (2,177)               --                  --
  Other                                             (874)               (177)               (430)
                                            ------------        ------------        ------------

         Total other expense, net                (13,018)            (11,263)             (9,980)
                                            ------------        ------------        ------------

Income (loss) before income taxes                   (621)              2,218             (14,017)

Income tax expense (benefit)                        (832)              1,145              (5,239)
                                            ------------        ------------        ------------

Net income (loss)                           $        211        $      1,073        $     (8,778)
                                            ============        ============        ============

Weighted average shares outstanding:
  Basic                                       26,243,618          25,042,073          24,930,272
                                            ============        ============        ============
  Diluted                                     26,244,782          25,048,106          24,930,272
                                            ============        ============        ============

Net income (loss) per share:
  Basic                                     $       0.01        $       0.04        $      (0.35)
                                            ============        ============        ============
  Diluted                                   $       0.01        $       0.04        $      (0.35)
                                            ============        ============        ============

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                          OTHER
                                      CLASS A           CLASS B        ADDITIONAL       ACCUMULATED
                                       COMMON           COMMON          PAID-IN        COMPREHENSIVE     RETAINED
                                       STOCK             STOCK          CAPITAL            LOSS          EARNINGS          TOTAL
                                      ---------        ---------       ----------      -------------     ---------       ---------
Balance at May 31, 1998               $      91        $     157       $  79,671        $    (165)       $  23,382       $ 103,136

Comprehensive loss:
  Net loss                                 --               --              --               --             (8,778)         (8,778)
  Available-for-sale securities
    valuation adjustment                   --               --              --             (1,691)            --            (1,691)
  Foreign currency translation
    adjustments                            --               --              --               (475)            --              (475)
                                                                                                                         ---------
         Total comprehensive
           loss                                                                                                            (10,944)
  Issuance of stock (Note 2)                  1             --             2,599             --               --             2,600
  Issuance of stock (Note 9)                  1             --               803             --               --               804
  Tax loss from performance
    units                                  --               --              (226)            --               --              (226)
  Stock options exercised                  --               --               138             --               --               138
  Dividends paid on common
    stock                                  --               --              --               --             (3,728)         (3,728)
                                      ---------        ---------       ---------        ---------        ---------       ---------
Balance at May 31, 1999                      93              157          82,985           (2,331)          10,876          91,780

Comprehensive loss:
  Net income                               --               --              --               --              1,073           1,073
  Available-for-sale securities
    valuation adjustment                   --               --              --               (200)            --              (200)
  Foreign currency translation
    adjustments                            --               --              --             (2,472)            --            (2,472)
                                                                                                                         ---------
         Total comprehensive
           loss                                                                                                             (1,599)
  Issuance of stock (Note 9)                  1             --               300             --               --               301
  Tax loss from performance
    units                                  --               --               (72)            --               --               (72)
  Stock options exercised                  --               --                12             --               --                12
  Dividends paid on common
    stock                                  --               --              --               --             (3,764)         (3,764)
                                      ---------        ---------       ---------        ---------        ---------       ---------

Balance at May 31, 2000                      94              157          83,225           (5,003)           8,185          86,658

Comprehensive loss:
  Net income                               --               --              --               --                211             211
  Available-for-sale securities
    valuation adjustment                   --               --              --              1,122             --             1,122
  Foreign currency translation
    adjustments                            --               --              --             (1,983)            --            (1,983)
                                                                                                                         ---------
         Total comprehensive
           loss                                                                                                               (650)
  Issuance of stock (Note 9)               --               --               201             --               --               201
  Tax loss from performance
    units                                  --               --               (59)            --               --               (59)
  Stock warrants granted and
    exercised (Note 7)                       11             --             3,513             --               --             3,524
  Stock options exercised                  --               --                17             --               --                17
  Dividends paid on common
    stock                                  --               --              --               --             (3,891)         (3,891)
                                      ---------        ---------       ---------        ---------        ---------       ---------

Balance at May 31, 2001               $     105        $     157       $  86,897        $  (5,864)       $   4,505       $  85,800
                                      =========        =========       =========        =========        =========       =========

                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                               2001            2000             1999
                                                                             --------        --------        --------
Cash flows from operating activities:
  Net income (loss)                                                          $    211        $  1,073        $ (8,778)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Provision for bad debts                                                   1,455           2,074           1,094
      Deferred taxes                                                             (744)         (1,289)           (211)
      Depreciation and amortization                                            10,882          10,992          14,135
      Securities impairment loss                                                2,177            --              --
      Amortization of original issue
        discount                                                                  539            --              --
      Other non-cash items                                                        142             229             578
   Changes in operating assets and liabilities-net of assets acquired:
      Receivables                                                               6,150           6,512           5,362
      Inventories                                                              (8,523)         17,683           6,531
      Prepaid expenses and other                                                1,811            (254)           (694)
      Deposits and other assets                                                   (25)          5,330           6,701
      Accounts payable                                                          1,531           3,325          (3,971)
      Other current liabilities                                                (6,487)           (111)         (2,459)
                                                                             --------        --------        --------

      Net cash provided by
        operating activities                                                    9,119          45,564          18,288
                                                                             --------        --------        --------

Cash flows from investing activities:
  Purchase of property and equipment                                           (4,080)         (5,877)        (11,409)
  Proceeds from disposition of property
    and equipment                                                               5,207             115           1,040
  Purchase of intangible assets                                                (1,553)         (3,063)         (4,296)
  Purchase of companies, net of cash acquired                                    --            (1,164)        (24,326)
  Purchase of available-for-sale securities                                      --              --            (4,998)
                                                                             --------        --------        --------

      Net cash used in investing activities                                      (426)         (9,989)        (43,989)
                                                                             --------        --------        --------

Cash flows from financing activities:
  Issuance of warrants/common stock                                             3,541              12             138
  Dividends paid                                                               (3,891)         (3,764)         (3,728)
  Net change in revolving line-of-credit                                      (43,337)        (33,648)         33,404
  Proceeds from long-term debt                                                 41,164           4,143             353
  Payments on long-term debt                                                   (6,771)           (980)         (3,174)
                                                                             --------        --------        --------

      Net cash provided by (used in)
       financing activities                                                    (9,294)        (34,237)         26,993
                                                                             --------        --------        --------

Effect of exchange rate changes on cash                                          (117)           (253)            (50)
                                                                             --------        --------        --------

Increase (decrease) in cash and cash
  equivalents                                                                    (718)          1,085           1,242

Cash and cash equivalents, beginning of year                                    3,011           1,926             684
                                                                             --------        --------        --------

Cash and cash equivalents, end of year                                       $  2,293        $  3,011        $  1,926
                                                                             ========        ========        ========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                                               2001              2000              1999
                                                              -------           -------          --------
  Cash paid during the year for:
    Interest                                                  $12,879           $12,741          $ 8,238
    Income taxes (net of refunds)                                 184              (597)             276

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In connection with the acquisitions summarized in Note 2, the Company assumed liabilities as follows:

                                                                                  2000             1999
                                                                                --------         --------
  Fair value of assets acquired                                                 $ 4,573          $39,393
  Cost in excess of fair value of
   net assets acquired                                                            1,113           20,440
  Cash paid, net of cash acquired                                                (1,164)         (24,326)
  Stock issued                                                                     --             (2,600)
  Debt and liabilities issued                                                       (54)          (4,900)
                                                                                -------          -------

  Liabilities assumed                                                           $ 4,468          $28,007
                                                                                =======          =======

                                                                     (Concluded)


                 See notes to consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 2001, 2000 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

         WHF is the owner of the 15,687,432 shares of Class B common stock. Each holder of Class B common stock is entitled to ten votes per share on all matters presented to a vote of stockholders, including the election of directors.

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

         USE OF ESTIMATES AND ASSUMPTIONS IN PREPARING FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Such estimates include, among others, valuation of inventories, allowances for doubtful accounts and sales returns, valuation of deferred tax assets and recoverability of long-lived assets. Actual results could differ from the estimates.

         CASH EQUIVALENTS--Cash equivalents include highly liquid investments with an original maturity of three months or less.

         INVENTORIES--Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

         INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES--During fiscal 1999, the Company invested in certain "available-for-sale" equity securities with an original cost of $4,998. The Company accounts for these equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, whereby the securities are recorded at fair value with the accompanying unrealized holding gains (losses), net of income tax effects, included as a separate component of stockholders' equity. During fiscal 2001, the Company determined that an "other-than-temporary" valuation impairment of the equity securities had occurred. Accordingly, the Company adjusted its basis in the

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

equity securities to $2,821 and recognized a pre-tax impairment loss of $2,177 in the accompanying financial statements. At May 31, 2001, unrealized losses of $769, net of income tax benefits of $513, were included in other accumulated comprehensive loss in the accompanying financial statements.

         PROPERTY AND EQUIPMENT--Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense was $7,391
(2001), $7,633 (2000) and $7,708 (1999), computed primarily using the straight-line method over the estimated useful lives of 31 to 50 years for buildings, 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements.

         INTANGIBLE ASSETS--Intangible assets are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets as follows:

         Cost in excess of fair value of net assets acquired      10-35 years
         Patents and trademarks                                   10-20 years
         Noncompete agreements                                        5 years

         The Company evaluates the economic factors for determining requisite recovery periods for intangible assets on a case-by-case basis.

         LONG-LIVED ASSETS--The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. During fiscal 1999, the Company recognized an impairment of certain intangible assets in the amount of $535.

         INCOME TAXES--The Company records in its balance sheet deferred income tax liabilities and assets for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Provision for federal income taxes is not provided on the unremitted earnings of foreign subsidiaries since it has been the practice and is the intention of the Company to continue to reinvest these earnings in the businesses outside the United States.

         REVENUE RECOGNITION--Sales are recognized in accordance with Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which the Company adopted March 1, 2001. SAB 101 did not change previous revenue recognition rules, but rather, addresses and clarifies existing rules and their application. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

         Net sales represent products at gross sales price, less estimated returns and allowances for which provisions are made at the time of sale and less certain other discounts, rebates, allowances, etc. that are accounted for as a reduction from gross sales.

         The Company's two largest customers accounted for approximately 39%, 38% and 31%, respectively, of net sales in fiscal 2001, 2000 and 1999. At May 31, 2001 and 2000, amounts due from these customers represented approximately 23% and 35%, respectively, of total trade accounts receivable.
The Company's Schiff(R) Move Free(TM) product line accounted for 26%, 29% and 20% of net sales for fiscal 2001, 2000 and 1999, respectively.

         STOCK-BASED COMPENSATION--SFAS No. 123, "Accounting for Stock-Based Compensation", requires expanded disclosures of stock-based compensation arrangements with employees. The Company discloses the effect of SFAS No. 123 on a proforma basis and continues to follow Accounting Principles Board ("APB") Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation. The required disclosure of the effects of SFAS No. 123 are included in Note 9.

         NET INCOME (LOSS) PER SHARE--Net income (loss) per share is computed by both the basic and diluted methods. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options and performance units (Note 9). Common stock options and performance units were antidilutive during fiscal 1999 and, accordingly, were not included in the computation of diluted net loss per share.

         FINANCIAL INSTRUMENTS--The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

         FOREIGN CURRENCY TRANSLATION--The Company considers local currency as the functional currency for its foreign operations. All assets and liabilities are translated at period-end exchange rates and all statement of operations amounts are translated using average monthly rates. At May 31, 2001, unrealized foreign currency translation losses of $5,095, net of income tax benefits of $2,699, were included in other accumulated comprehensive loss in the accompanying financial statements.

         HEDGING ACTIVITIES--During fiscal 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

         RECENTLY ISSUED ACCOUNTING STANDARDS--In May 2000, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force No.00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives." EITF 00-14 addresses the recognition, measurement and income statement classification for certain sales incentives. The types of sales incentives included in this issue are offers by the Company to retailers, distributors or end consumers that are exercisable after a single exchange transaction in the form of price reductions, coupons, rebate offers, or free products delivered on the same date as the underlying exchange transaction. Effective June 1, 2001, the Company adopted those provisions of EITF 00-14 where consensus was reached by the FASB. Accordingly, the "cost" of certain sales incentives previously recognized in the Company's financial statements as operating expenses will be reclassified as reductions in net sales and/or increases in cost of goods sold. The adoption of EITF 00-14 will not materially impact the Company's overall results of operations.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Management does not believe that SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB No. 17, "Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment rather than amortize them, is effective for the Company's financial statements as of June 1, 2002. The Company has not determined the impact of adopting SFAS No. 142 on the consolidated financial statements.

         RECLASSIFICATIONS--Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

2.       ACQUISITIONS

         In August 1999, the Company acquired the remaining 50% of the outstanding shares of Sy-Fra Sportalimenti di Frank Sambo & Company SrL and Haleko Italia SrL, previously 50% owned corporations, organized under the laws of Italy. The Company accounted for this acquisition as a purchase. The purchase price, net of cash acquired, consisted of $1.2 million in cash and the recognition of $1.1 million in goodwill. The goodwill is being amortized over 35 years. Proforma information is not provided as the effects are not material.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         In July 1998, the Company acquired 100% of the outstanding shares of Haleko Hanseatisches Lebensmittel Kontor GmbH, a corporation organized under the laws of Germany ("Haleko"). The initial purchase price was comprised of $25.6 million in cash, 200,000 shares of Class A common stock, and up to a $7.3 million (per subsequent currency translation) contingent earnout agreement tied to future performance for the subsequent three-year period. In addition, $14.8 million in debt was assumed and $4.9 million in acquisition-related capital costs were recognized.

         The acquisition was accounted for as a purchase transaction. The initial excess of the purchase price over the estimated fair value of the acquired net assets (approximately $20.4 million) was recorded as goodwill that is being amortized over 35 years. At May 31, 2001, the Company recognized the remaining earnout payment of approximately $1.3 million and is amortizing the cumulative amount of $7.3 million over 32 to 34 years. The accrued earnout payments for fiscal 2001 and 2000 are included as current liabilities in the accompanying balance sheets at May 31, 2001 and 2000.

3.       RECEIVABLES, NET

         Receivables, net, consist of the following at May 31:

                                                                  2001             2000
                                                               ---------        ---------
         Trade accounts                                        $  53,485        $  61,184
         Other                                                     1,066              929
                                                               ---------        ---------
                                                                  54,551           62,113
         Less allowances for doubtful accounts
          and sales returns                                       (7,841)          (8,591)
                                                               ---------        ---------

             Total                                             $  46,710        $  53,522
                                                               =========        =========

4.       INVENTORIES

         Inventories consist of the following at May 31:

                                                                  2001             2000
                                                               ---------        ---------
         Raw materials                                         $  21,159        $  12,493
         Work in process                                           1,273            2,210
         Finished goods                                           33,596           32,410
                                                               ---------        ---------

             Total                                             $  56,028        $  47,113
                                                               =========        =========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at May 31:

                                                                         2001            2000
                                                                       ---------       ---------
         Land                                                          $   1,296       $   1,959
         Buildings                                                         8,025          12,990
         Furniture and equipment                                          41,923          43,898
         Leasehold improvements                                           11,409          11,306
         Construction in progress                                             83             596
                                                                       ---------       ----------
                                                                          62,736          70,749
         Less accumulated depreciation
           and amortization                                              (25,078)        (23,551)
                                                                       ---------       ---------

                  Total                                                $  37,658       $  47,198
                                                                       =========       =========

6.       INTANGIBLE ASSETS

         Intangible assets consist of the following at May 31:

                                                                          2001             2000
                                                                         -------         -------
         Cost in excess of fair value
           of net assets acquired (goodwill)                             $51,381         $54,134
         Patents and trademarks                                           10,679          10,601
         Noncompete agreements                                               184             187
                                                                         -------         -------
                                                                          62,244          64,922

         Less accumulated amortization                                   (18,683)        (15,510)
                                                                         -------         -------

                  Total                                                  $43,561         $49,412
                                                                         =======         =======

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7.       LONG-TERM DEBT

         Long-term debt consists of the following at May 31:

                                                                                   2001               2000
                                                                                  -------            --------
         Advances under a U.S. based $60,000 secured revolving line of credit bearing interest at floating rates (7.15% to 8.50% at May 31, 2001);
           see below                                                              $21,669            $65,006

         Advances under a Germany based $18,200 secured revolving line of credit bearing interest at various rates ranging from
           4.00% to 7.25%                                                          14,594            13,044

         Term loan, secured, payable in quarterly installments, bearing interest at floating rates (8.06% at May 31, 2001) due March,
           2005; see below                                                         27,000               --

         Subordinated term loan (net of unamortized original issue discount of $2,986) bearing interest at 13% and payable in quarterly
           installments, principal due in June 2006; see below                      7,014               --

         Mortgage loan, payable in monthly
           installments, bearing interest at 7.63%,
           paid in full May 2001                                                     --                2,631

         Notes payable arising from acquisitions bearing interest at various rates ranging from 5.50% to 7.00%, due 2002
           through 2006                                                             2,303              1,247

         Other                                                                        848                952
                                                                                  -------            -------

                  Total                                                            73,428             82,880
                  Less current portion                                            (19,537)           (15,131)
                                                                                  -------            -------

                  Long-term portion                                               $53,891            $67,749
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

         The New Credit Facility is comprised of an amortizing $30.0 million term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the New Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries.

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

         Concurrently with the New Credit Facility, on June 30, 2000, the Company entered into a $10.0 million senior subordinated loan agreement (the "Subordinated Loan"). The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The Subordinated Loan bears interest at 13% per annum and matures on June 30, 2006. As part of the Subordinated Loan transaction, the Company issued detachable warrants to purchase up to 1,174,955 shares of the Company's Class A common stock at an exercise price of $0.01 per share, subject to certain customary antidilution provisions. The issuance of the warrants, exercised effective August 3, 2000, resulted in the recognition of approximately $3.5 million in "original issue discount" costs which are being recognized as an adjustment to the effective interest rate over the life of the Subordinated Loan. The Company also granted certain registration rights with respect to the common stock issuable under the warrants pursuant to a Registration Rights Agreement dated as of June 30, 2000.

         As of May 31, 2001, future payments of long-term debt are presently due as follows: $19,537 (2002), $6,531 (2003), $6,625 (2004), $33,466 (2005), $135
(2006), and $10,120 thereafter.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

8.    INCOME TAXES

         The components of income tax expense (benefit) consist of the following for the years ended May 31:

                                                                       2001           2000           1999
                                                                     -------        -------        -------
         Federal:
           Current                                                   $  (198)       $   227        $(3,400)
           Deferred                                                   (1,045)           (86)        (1,220)
           Change in valuation allowance                                 511            327           --

         Foreign:
           Current                                                      (119)         2,235         (1,037)
           Deferred                                                   (1,070)        (1,931)         1,422
           Change in valuation allowance                                 799            279           --

         State and local:
           Current                                                       229            (28)          (591)
           Deferred                                                      (86)           122           (413)
           Change in valuation allowance                                 147           --             --
                                                                     -------        -------        -------

                           Total                                     $  (832)       $ 1,145        $(5,239)
                                                                     =======        =======        =======

         Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:

                                                                       2001           2000          1999
                                                                     -------        -------        -------
         Computed Federal income tax expense
           (benefit) at the statutory
           rate of 34% for fiscal 2001 and
           2000 and 35% for fiscal 1999                              $  (212)       $   754        $(4,906)
         Amortization of cost in excess of
           fair value of net assets acquired                              10            178            151
         Meals and entertainment                                          31             79             39
         Foreign Sales Corporation benefit                               (55)          (279)           (98)
         Charitable contributions                                        (12)          (287)          (499)
         Foreign tax rate differential                                (1,920)           367            370
         Miscellaneous credits                                          (325)          --             --
         Change in valuation allowance                                 1,457            606           --
         State income tax expense (benefit)                              192             97           (653)
         Other                                                             2           (370)           357
                                                                     -------        -------        -------

                                                                     $  (832)       $ 1,145        $(5,239)
                                                                     =======        =======        =======

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         Net deferred income taxes consist of the following at May 31:

                                                  2001                           2000
                                         ----------------------        -----------------------
                                                         Long-                          Long-
                                         Current         Term           Current         Term
                                         -------       --------        --------       --------
Assets:
  Accounts receivable allowances        $  2,312       $   --          $  2,507       $   --
  Inventories adjustment                   2,950           --             1,136           --
  Deferred compensation                     --              458            --            1,242
  Accrued vacation and bonuses               374           --               345           --
  Accrued other                              411             28             635            256
  Amortization of intangibles               --              449            --              482
  Capitalized inventory costs                652           --               530           --
  State and other taxes                     --             --              --              126
  Basis difference in acquired
    companies                               --               73            --              844
  Charitable contributions
    carryforward                            --            1,454            --            1,879
  Net operating loss carryforward           --            4,326            --            1,524
  Basis difference in securities            --            1,384            --            1,279
  Foreign currency adjustment               --            2,699            --            4,096
  Research and development, and
    other credits                            155           --               487           --
                                        --------       --------        --------       --------

                  Total                    6,854         10,871           5,640         11,728
                                        --------       --------        --------       --------

Liabilities:
  Basis differences in
    fixed assets                            --            4,651            --            3,853
  Inventories adjustment                    --             --              --              247
  Amortization of intangibles               --              106            --              107
  State taxes                                339            116             359           --
  Other                                       29            944            --            1,100
                                        --------       --------        --------       --------

                  Total                      368          5,817             359          5,307
                                        --------       --------        --------       --------

Deferred income taxes before
    valuation allowances                   6,486          5,054           5,281          6,421
Valuation allowances                        --           (2,062)           --             (605)
                                        --------       --------        --------       --------

Deferred income taxes, net              $  6,486       $  2,992        $  5,281       $  5,816
                                        ========       ========        ========       ========

         The Company has tax loss and charitable contribution carryforwards in various jurisdictions, which result in deferred tax assets. The utilization of these tax loss and charitable contribution carryforwards is limited to future operations of the Company in the tax jurisdictions in which such deductions arose. As a result, management is uncertain as to whether these operations will generate sufficient profit to realize the deferred tax asset benefit in the foreseeable future. The valuation allowance provides a reserve against deferred tax assets that may expire or go unutilized by the Company.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

However, management has determined that it is more likely than not that the Company will realize certain of these benefits. The amount of the deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management's estimates.

9.       MANAGEMENT INCENTIVE AND STOCK PLANS

         MANAGEMENT INCENTIVE PLAN--Prior to the Company's initial public offering ("IPO"), certain employees (the "Recipients") had management incentive agreements (the "Agreements") pursuant to which the employees were granted performance units ("Performance Units") as incentive compensation.

         Simultaneously with the IPO, which triggered a conversion under the Agreements, the Company paid in cash and shares of Class A Common stock the vested portion of the Performance Units. The unvested portion of the performance units (represented by 182,716 restricted shares of Class A common stock as of the IPO date) originally vested (contingent upon continued employment and/or other factors) over a five-year period at 20% per year.

         During fiscal 2001, 2000, and 1999, 18,272 shares, 27,409 shares and 73,087 shares, respectively, of Class A common stock vested and became issued and outstanding. Accordingly, the Company recognized compensation charges of $201, $301 and $804 in fiscal 2001, 2000 and 1999, respectively. At May 31, 2001, there are no remaining unvested shares available.

         In order to facilitate the payment of individual income taxes, the Company makes available to each Recipient a loan in principal amount up to 30% of the conversion value of the vested Performance Units held by each Recipient. Such loans to the Recipients bear interest at 8.0% per annum, are repayable five years from the borrowing date and are secured by the Recipients' stock. At May 31, 2001 and 2000, aggregate loans outstanding amounted to $4,227 and $4,188, respectively (see Note 11).

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

         Stock options granted per the Equity Plan primarily become exercisable after one to five years from the date of grant in equal, ratable amounts per each successive anniversary date. Stock options expire no later than eight years after the date of grant.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         Information relating to stock options issued under the Equity Plan is as follows:

                                                                                 Weighted
                                                               Number          Average Per
                                                                 Of            Share Option           Total
                                                               Shares              Price              Price
                                                              --------         ------------          -------
Options outstanding, May 31, 1998                             1,283,000          $  11.19            $14,358
     Granted                                                  1,366,500              6.19              8,464
     Exercised                                                  (12,600)           (11.00)              (138)
     Forfeited and/or expired                                  (518,067)           (10.78)            (5,584)
                                                              ----------         --------            -------

Options outstanding, May 31, 1999                             2,118,833              8.07             17,100
     Granted                                                  1,038,000              4.52              4,692
     Exercised                                                   (2,333)            (5.06)               (12)
     Forfeited and/or expired                                (1,176,200)            (7.64)            (8,986)
                                                              ---------          --------            -------

Options outstanding, May 31, 2000                             1,978,300              6.47             12,794
     Granted                                                  1,351,167              2.99              4,038
     Exercised                                                   (5,000)             3.50                (18)
     Forfeited and/or expired                                  (339,500)             8.19             (2,779)
                                                              ---------          --------            -------


Options outstanding, May 31, 2001                             2,984,967          $   4.70            $14,035
                                                              =========          ========            =======

Exercisable options, May 31, 2001                               761,534          $   6.12            $ 4,657
                                                              =========          ========            =======

     The weighted average fair market value of options granted during fiscal 2001, 2000 and 1999 amounted to $0.94, $1.64, and $2.57, respectively.

        The Company applied APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for stock options in the accompanying financial statements. Proforma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options including previously unvested performance units under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for fiscal 2001, 2000 and 1999, respectively.

                                                               2001                2000               1999
                                                              -------             -------            -------
   Risk-free interest rate                                     5.35%               6.18%              4.64%
   Dividend yield                                              5.15%               3.32%              2.48%
   Volatility factor                                          59.84%              60.95%             69.21%
   Weighted average expected life                         2.06 years          2.58 years         2.68 years

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

        For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. The Company's proforma net income (loss) and net income (loss) per share were as follows:

                                                               2001                2000               1999
                                                              -------             -------            -------
         Net income (loss), as reported                       $   211             $ 1,073            $(8,778)
         Net income (loss), proforma                             (151)                857             (9,194)
         Basic net income (loss) per
           share, as reported                                     .01                 .04               (.35)
         Diluted net income (loss) per
           share, as reported                                     .01                 .04               (.35)
         Basic net income (loss) per share,
           proforma                                              (.01)                .03               (.37)
         Diluted net income (loss) per
           share, proforma                                       (.01)                .03               (.37)

         The following table summarizes information about stock options outstanding at May 31, 2001:

                           Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------      -----------------------------
                                         Weighted
                                          Average
                                         Remaining        Weighted                             Weighted
   Range of                             Contractual        Average                             Average
   Exercise             Number             Life           Exercise          Number             Exercise
    Prices            Outstanding        (In Years)        Price          Exercisable            Price
   --------           -----------       -----------       --------        -----------          --------
$2.81 to $3.56         1,452,167            7.6            $ 3.01           198,267             $ 3.04
$4.00 to $5.75         1,184,000            5.9              4.89           359,867               4.99
$11.00 to $13.00         348,800            4.0             11.11           203,400              11.11

10.      COMMITMENTS AND CONTINGENCIES

         LEASES--The Company leases warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through 2013. As of May 31, 2001, future minimum payments of $32,777 under the noncancelable operating leases are due as follows: $4,348 (2002), $3,544 (2003), $2,810 (2004), $2,611
(2005), $2,619 (2006) and $16,845 thereafter. Rental expense amounted to $4,697
(2001), $4,499 (2000) and $4,762 (1999).

         LITIGATION--The Company has been named as a defendant in two pending lawsuits alleging that consumption of certain of its products containing ephedra caused injuries, death and/or damages. The Company disputes the allegations and is opposing the lawsuits. The Company believes that, after taking into consideration the Company's insurance coverage, such lawsuits, if successful, would not have a material adverse effect on the Company's financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

on the Company's financial condition. The Company may be subject to further private civil actions with respect to its ephedra products. The Company's current product liability coverage for ephedra products expires on August 31, 2001, and the Company has received initial indication that such coverage will not be renewed. Although the Company is investigating other insurance coverage options, including self-insurance, no assurance can be given that the Company will be able to obtain product liability insurance coverage for its ephedra products.

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

         The royalty payments are to be equal to (i) 4% of sales up to $33.0 million; (ii) 3.5% of sales greater than $33.0 million and less than $66.0 million; (iii) 3.0% of sales from $66.0 million to $100.0 million; and (iv) 2.5% of sales over $100.0 million. In addition, the sublicense agreement with Mariz includes an irrevocable buy-out option exercisable by the Company after May 31, 2002 for a purchase price equal to the greater of $7.0 million or 6.5 times the aggregate royalties paid by the Company in the fiscal year immediately preceding the date of the exercise of the option. The Company incurred royalty expense of $389, $390 and $203 for fiscal 2001, 2000 and 1999, respectively, relating to the Mariz licensing agreement.

         RETIREMENT PLAN--The Company sponsors a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. Contributions to this plan were approximately $449, $301 and $334 for fiscal 2001, 2000 and 1999, respectively.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

11.      RELATED PARTY TRANSACTIONS

         Significant related party transactions, not otherwise disclosed, are summarized below.

         Payments to reimburse WHF for Company expenses (including primarily advertising, insurance, endorsements, retirement benefits and royalties) consist of the following for the years ended May 31:

                                    2001            2000          1999
                                  --------        --------      --------
         Operating expenses       $  2,028        $  2,230       $ 3,053
         Other                         250             250           400
                                  --------        --------       -------

              Total               $  2,278        $  2,480       $ 3,453
                                  ========        ========       =======

         In connection with the terms of a previous employee's severance agreement, and at such person's option, the Company may be required to repurchase 330,400 shares of common stock at market value. The Company also agreed to adjust such person's obligations to the Company (relating to Performance Units; see Note 9) in the event that the Company's common stock does not achieve a minimum per share price level. In the event that the Company's common stock does not achieve such level by fiscal 2002, amounts due the Company ($1,724 at May 31, 2001) will be reduced by 50%.

12.      OPERATING SEGMENTS

         The Company has two primary reportable segments. These segments are the Company's U.S. based or domestic operations, and the Company's international operations (primarily Germany). The Company has three primary divisions within its domestic operations: Mass Market Division; Health Food Store Division; and the Health Club and Gym Division. The Company manufactures and markets nutritional products, including a full line of vitamins, joint-related and other nutraceuticals, and sports nutrition supplements through its Mass Market Division; a full line of vitamins, nutraceuticals and sports nutrition products primarily through independent distributors and a significant retailer in its Health Food Store Division; and a full line of sports nutrition products in its Health Club and Gym Division. The Company also manufactures and markets nutritional and other products, including a full line of sports nutrition supplements and sportswear, together with certain other nutraceuticals within its international operations.

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

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


         Segment information for fiscal 2001, 2000 and 1999, respectively, are summarized as follows:

                                                       Income
                                                       (Loss)
                                         Net            From         Interest
2001:                                   Sales        Operations       Expense
                                      --------       ----------      --------
  Domestic Operations:
    Mass market                       $177,530       $ 16,715        $  3,223
    Health food stores                  21,949         (3,884)            465
    Health clubs and gyms               21,834         (2,352)            439
    Other                                3,289         (1,764)             64
    Unallocated                           --            2,923             --
                                      --------       --------        --------

                                       224,602         11,638           4,191

  International Operations             128,157            759           5,922
                                      --------       --------        --------

                                      $352,759       $ 12,397        $ 10,113
                                      ========       ========        ========


                                                       Income
                                                       (Loss)
                                         Net            From         Interest
2000:                                   Sales        Operations       Expense
                                      --------       ----------      --------
  Domestic Operations:
    Mass market                       $180,927       $ 20,327        $  3,616
    Health food stores                  34,642         (6,446)          2,025
    Health clubs and gyms               22,326           (662)          1,302
    Other                                4,168         (1,546)            288
    Unallocated                           --           (4,300)           --
                                      --------       --------         --------

                                       242,063          7,373           7,231

  International Operations             122,605          6,108           4,552
                                      --------       --------        --------

                                      $364,668       $ 13,481        $ 11,783
                                      ========       ========        ========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  Income
                                                                  (Loss)
                                                    Net            From         Interest
1999:                                              Sales        Operations       Expense
                                                 --------       ----------      --------
  Domestic Operations:
    Mass market                                  $152,046       $ 12,074        $  3,512
    Health food stores                             56,178         (3,490)          1,691
    Health clubs and gyms                          24,960            711             862
    Other                                          13,115         (4,333)            331
    Unallocated                                      --          (12,825)           --
                                                 --------       --------        --------

                                                  246,299         (7,863)          6,396

  International Operations:                        89,189          3,826           3,783
                                                 --------       --------        --------

                                                 $335,488       $ (4,037)       $ 10,179
                                                 ========       ========        ========

         Reconciliation of assets for the reportable segments is as follows at May 31:


                                                    2001           2000
                                                 ---------      ---------
                  Total domestic assets          $ 191,040      $ 199,829
                  Total international assets        79,127         79,003
                  Eliminations                     (61,095)       (51,564)
                                                 ---------      --------

                       Total                     $ 209,072      $ 227,268
                                                 =========      =========

         Capital expenditures for domestic and international operations amounted to $1.6 million and $2.5 million, respectively, for 2001, $4.1 million and $1.8 million, respectively, for fiscal 2000, and $10.1 million and $1.3 million, respectively, for fiscal 1999.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

13.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Quarterly data (unaudited) for the years ended May 31, 2001, 2000 and 1999 is as follows:


                                                                   Quarter Ended
                                                 -----------------------------------------------
                                                 Aug. 31      Nov. 30      Feb. 28       May 31
                                                 -------      -------      -------      --------
2001:
  Net sales                                      $91,210      $78,538      $91,475      $91,536
  Gross profit                                    37,955       30,295       33,686       33,972
  Income from operations                           4,848        2,875          647        4,027
  Income tax expense (benefit)                       398          399       (1,334)        (295)
  Net income (loss)                                1,964         (257)        (652)        (844)

  Basic and diluted net income
    (loss) per share                                 .07         (.01)        (.02)        (.03)

                                                                   Quarter Ended
                                                 -----------------------------------------------
                                                 Aug. 31      Nov. 30      Feb. 29       May 31
                                                 -------      -------      -------      --------
2000:
  Net sales                                      $89,967      $87,376      $90,449      $96,876
  Gross profit                                    33,835       33,161       34,099       36,200
  Income from operations                           2,959        4,395        4,138        1,989
  Income tax expense (benefit)                       (19)         662          733         (231)
  Net income (loss)                                  246        1,043          854       (1,070)

  Basic and diluted net income
    (loss) per share                                 .01          .04          .03         (.04)


                                                                   Quarter Ended
                                                 -----------------------------------------------
                                                 Aug. 31      Nov. 30      Feb. 28       May 31
                                                 -------      -------      -------      -------
1999:
  Net sales                                      $67,946      $83,274      $89,030      $95,238
  Gross profit                                    23,528       28,503       33,350       29,045
  Income (loss) from operations                    4,538       (6,496)       3,506       (5,585)
  Income tax expense (benefit)                     1,115       (3,740)         307       (2,921)
  Net income (loss)                                1,707       (5,440)         407       (5,452)

  Basic and diluted net income
    (loss) per share                                 .07         (.22)         .02         (.22)

         The Company's operating results for the fourth quarter of fiscal 2001 were affected by an impairment loss recognized due to the determination that an "other-than-temporary" decline in valuation of available-for-sale equity securities had occurred. The pre-tax impairment loss amounted to approximately $2.2 million.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         The Company's operating results for the fourth quarters of fiscal 2000 and 1999 were affected by the recognition of approximately $2.3 million and $11.0 million, respectively, in aggregate pre-tax charges associated with decisions made by management to implement, continue and/or substantially finalize certain strategic initiatives. These initiatives included, among others, organizational changes and upgrading management systems, the decision to reduce domestic SKUs by over two-thirds (resulting in realization of excess returns and credits and inventory related charges) and the refinement of the Company's growth and business strategies as well as settlement of certain litigation matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Directors and Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

         See the Company's Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the headings "Executive Compensation" and "Certain Relationships and Related Party Transactions."

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

4.6 First Amendment to Senior Subordinated Loan Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. (7)
4.7 Second Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company. (8)
4.8      Second Amendment to Senior Subordinated Loan Agreement dated as of
         June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P.(8)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2     Agreement by and between Joseph Weider and Weider Health and Fitness.
         (1)
10.3     1997 Equity Participation Plan of Weider Nutrition International, Inc.
         (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds, as amended. (5)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company. (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc. (1)
10.9 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited. (1)
10.10 Form of Employment Agreement between Weider Nutrition International, Inc. and Bruce J. Wood. (3)
10.11    Agreement between the Company and Bruce J. Wood. (6)
10.12 Form Agreement between the Company and certain executives of the Company. (6)
21       Subsidiaries of Weider Nutrition International, Inc. (8)
23.1     Independent Auditors' Consent (8)

---------------

(1) Filed as an Exhibit to the Company's Registration Statement on From S-1 (File No. 333-12929) and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3) Previously filed in the Company's Current Report on From 10-K dated as of August 30, 1999 and incorporated herein by reference.
(4) Previously filed in the Company's Current Report on Form 8-K dated as of June 30, 2000 and incorporated herein by reference.
(5) Previously filed in the Company's Current Report on Form 10-K as of August 29, 2000 and incorporated herein by reference.
(6) Previously filed in the Company's Current Report on Form 10-K/A as of September 28, 2000 and incorporated herein by reference.
(7) Previously filed in the Company's Current Report on Form 10-Q as of January 15, 2001 and incorporated herein by reference.
(8)      Filed Herewith.

---------------

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Weider Nutrition International, Inc.


Dated: August 29, 2001                      By: /s/ BRUCE J. WOOD
                                                --------------------------------
                                                    Bruce J. Wood
                                                    Chief Executive Officer
                                                    and President

         Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

       NAME                       TITLE                           DATE
       ----                       -----                           ----
/s/ ERIC WEIDER             Chairman of the Board                 August 29, 2001
----------------------      and Director


/s/ BRUCE J. WOOD           Chief Executive Officer,              August 29, 2001
----------------------      President and Director
                            (Principal Executive Officer)

/s/ JOSEPH W. BATY          Executive Vice President,             August 29, 2001
----------------------      Chief Financial Officer


/s/ RONALD L. COREY         Director                              August 29, 2001
----------------------


/s/ DONALD G. DRAPKIN       Director                              August 29, 2001
----------------------


/s/ DAVID J. GUSTIN         Director                              August 29, 2001
----------------------


/s/ ROGER H. KIMMEL         Director                              August 29, 2001
----------------------


/s/ GEORGE F. LENGVARI      Vice Chairman of the Board
----------------------      and Director                          August 29, 2001


/s/ BRIAN P. McDERMOTT      Director                              August 29, 2001
----------------------


/s/  H. F. POWELL           Director                              August 29, 2001
----------------------

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MAY 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                      ADDITIONS
                        BALANCE AT   CHARGED TO     ADDITIONS
                        BEGINNING      COSTS/          VIA                          BALANCE AT
DESCRIPTION             OF YEAR       EXPENSES     ACQUISITION     DEDUCTIONS      END OF YEAR
-----------             ----------   ----------    -----------     ----------      -----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:

1999...................  $  291         $ 1,094      $    977       $   (134)         $2,228
                         ------         -------      --------       --------          ------
2000...................  $2,228         $ 2,074      $     32       $ (1,412)         $2,922
                         ------         -------      --------       --------          ------
2001...................  $2,922         $ 1,455      $  --          $ (1,289)         $3,088
                         ------         -------      --------       --------          ------


ALLOWANCE FOR SALES RETURNS:

1999...................  $1,650         $23,048      $    196       $(21,068)         $3,826
                         ------         -------      --------       --------          ------
2000...................  $3,826         $19,310      $ --           $(17,467)         $5,669
                         ------         -------      --------       --------          ------
2001...................  $5,669         $10,533      $ --           $(11,449)         $4,753
                         ------         -------      --------       --------          ------