Form 10-Q
period 2001-08-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2001-10-15
CIK 1022368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

                 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


The number of shares outstanding of the Registrant's common stock is 26,249,436 (as of October 5, 2001.)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       August 31,        May 31,
ASSETS                                                                    2001            2001
                                                                      -----------       ---------
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                            $   2,603        $  2,293
  Receivables, net                                                        48,615          46,710
  Inventories                                                             54,391          56,028
  Prepaid expenses and other                                               2,174           3,171
  Deferred taxes                                                           6,486           6,486
                                                                       ---------        --------

         Total current assets                                            114,269         114,688
                                                                       ---------        --------

Property and equipment, net                                               36,276          37,658
                                                                       ---------        --------

Other assets:
  Intangible assets, net                                                  42,331          43,561
  Deposits and other assets                                                6,498           5,946
  Notes receivable related to
    stock performance units                                                4,227           4,227
  Deferred taxes                                                           2,809           2,992
                                                                       ---------        --------

         Total other assets                                               55,865          56,726
                                                                       ---------        --------

                  Total assets                                         $ 206,410        $209,072
                                                                       =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $  30,364        $ 34,181
  Accrued expenses                                                        15,195          14,029
  Earnout amounts payable                                                  1,341           1,298
  Current portion of long-term debt                                       21,334          19,537
  Income taxes payable                                                       417             336
                                                                       ---------        --------

         Total current liabilities                                        68,651          69,381
                                                                       ---------        --------

Long-term debt                                                            53,398          53,891
                                                                       ---------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding                   --              --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-10,562,004                                                   105             105
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-15,687,432                                                   157             157
  Additional paid-in capital                                              86,897          86,897
  Other accumulated comprehensive loss                                    (5,967)         (5,864)
  Retained earnings                                                        3,169           4,505
                                                                       ---------        --------

         Total stockholders' equity                                       84,361          85,800
                                                                       ---------        --------

                  Total liabilities and stockholders' equity            $206,410        $209,072
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

                                                          Three Months Ended
                                                               August 31,
                                                     ---------------------------
                                                        2001              2000
                                                     ---------         ---------
Net sales                                           $   87,154        $   91,210

Cost of goods sold                                      53,954            53,255
                                                     ---------         ---------

Gross profit                                            33,200            37,955
                                                     ---------         ---------

Operating expenses:
  Selling and marketing                                 23,072            25,663
  General and administrative                             6,707             7,994
  Research and development                               1,389             1,616
  Amortization of intangible assets                        791               757
  Litigation settlement                                     --            (3,571)
  Plant consolidation and transition                        --               648
                                                     ---------         ---------

         Total operating expenses                       31,959            33,107
                                                     ---------         ---------

Income from operations                                   1,241             4,848
                                                     ---------         ---------

Other income (expense):
  Interest income                                           28                40
  Interest expense                                      (2,218)           (2,498)
  Other                                                   (216)              (28)
                                                     ---------         ---------

         Total other expense, net                       (2,406)           (2,486)
                                                     ---------         ---------

Income before income taxes (benefit)                    (1,165)            2,362

Provision for income taxes (benefit)                      (813)              398
                                                     ---------         ---------

Net income (loss)                                   $     (352)       $    1,964
                                                    ==========        ==========
Weighted average shares outstanding:

  Basic                                             26,249,236        26,226,165
                                                    ==========        ==========

  Diluted                                           26,249,236        26,230,821
                                                    ==========        ==========
Net income (loss) per share:

  Basic                                             $    (0.01)       $     0.07
                                                    ==========        ==========
  Diluted                                           $    (0.01)       $     0.07
                                                    ==========        ==========

Comprehensive income (loss)                         $     (455)       $    1,936
                                                    ==========        ==========

            See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      August 31,
                                                              -------------------------
                                                                 2001            2000
                                                              ---------        --------
Cash flows from operating activities:
  Net income (loss)                                           $  (352)          $ 1,964
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
         Provision for (recovery of) bad debts                   (330)              231
         Deferred taxes                                           184               344
         Depreciation and amortization                          2,515             3,141
         Amortization of original issue discount                  147                98
  Changes in operating assets and liabilities:
         Receivables                                           (1,575)            2,653
         Inventories                                            1,637            (3,655)
         Prepaid expenses and other                               997              (512)
         Deposits and other assets                                (32)           (2,221)
         Accounts payable                                      (3,818)             (788)
         Accrued expenses                                       1,077            (3,319)
                                                              -------           -------
           Net cash provided by (used in)
             operating activities                                 450            (2,064)
                                                              -------           -------
Cash flows from investing activities:
  Purchase of intangibles                                         (41)              (30)
  Purchase of property and equipment                             (522)           (1,277)
                                                              -------           -------

           Net cash used in investing activities                 (563)           (1,307)
                                                              -------           -------

Cash flows from financing activities:
  Issuance of warrants/common stock                                --             3,524
  Dividends paid                                                 (984)             (938)
  Net change in revolving line-of-credit                        4,114           (41,321)
  Proceeds from debt                                            1,905            41,933
  Payments on debt                                             (4,594)             (257)
                                                              -------           -------
           Net cash provided by
            financing activities                                  441             2,941
                                                              -------           -------

Effect of exchange rate changes on cash                           (18)              (47)
                                                              -------           -------

Increase (decrease) in cash and cash equivalents                  310              (477)

Cash and cash equivalents, beginning of period                  2,293             3,011
                                                              -------           -------

Cash and cash equivalents, end of period                      $ 2,603           $ 2,534
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

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND OTHER MATTERS

     The accompanying unaudited interim consolidated financial statements ("interim financial statements") do not include all disclosures provided in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Weider Nutrition International, Inc. (the "Company") Annual Report on Form 10-K for the year ended May 31, 2001 as filed with the Securities and Exchange Commission. The May 31, 2001 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF").

     In the opinion of the Company, the accompanying interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current interim period presentation. The results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that the Company may achieve for any other interim period or for the entire year.

2.   RECEIVABLES, NET

     Receivables consist of the following:

                                                              August 31,         May 31,
                                                                2001               2001
                                                              -------            -------

         Trade accounts                                       $55,805           $53,485
         Other                                                  1,213             1,066
                                                              -------           -------
                                                               57,018            54,551

         Less allowance for doubtful accounts
          and sales returns                                    (8,403)           (7,841)
                                                              -------           -------

                           Total                              $48,615           $46,710
                                                              =======           =======
3.   INVENTORIES

     Inventories consist of the following:
                                                              August 31,         May 31,
                                                                 2001             2001
                                                              ----------         -------

         Raw materials                                        $19,074           $21,159
         Work in process                                        2,309             1,273
         Finished goods                                        33,008            33,596
                                                              -------           -------

                           Total                              $54,391           $56,028
                                                              =======           =======

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                              August 31,         May 31,
                                                                 2001             2001
                                                              ----------        --------
         Cost in excess of fair value
           of net assets acquired (goodwill)                  $50,959           $51,381
         Patents and trademarks                                10,636            10,679
         Noncompete agreements                                    184               184
                                                              -------           -------
                                                               61,779            62,244

         Less accumulated amortization                        (19,448)          (18,683)
                                                              -------           -------

                           Total                              $42,331           $43,561
                                                              =======           =======

     See Note 8 regarding the recent issuance of Statement of Financial Accounting Standard ("SFAS") No. 142.

5.   OPERATING SEGMENTS

     The Company has two primary reportable segments. These segments are the Company's U.S. based or domestic operations, and the Company's international operations (primarily Germany). The Company has three primary divisions within its domestic operations: mass market; health food store; and health club and gym. The Company manufactures and markets nutritional products, including a broad line of vitamins, joint-related and other nutraceuticals, and sports nutrition supplements through its mass market division; a broad line of vitamins, nutraceuticals and sports nutrition products through independent distributors and a significant retailer in its health food store division; and a broad line of sports nutrition products primarily through distributors in its health club and gym division. The Company also manufactures and markets nutritional and other products, including a broad line of sports nutrition supplements and sportswear, together with certain other nutraceuticals within its international operations.

     The accounting policies of these segments are the same as those described in Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K. The Company evaluates the performance of its operating segments based on actual and expected operating results of the respective segments and/or divisions. Certain noncash and other expenses, and domestic assets, are not allocated to the divisions within the domestic operating segment.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

     Segment information for the three months ended August 31, 2001 and 2000, respectively, are summarized as follows:

                                                                               Income
                                                                               (Loss)
                                                                Net             From         Interest
                                                               Sales         Operations       Expense
                                                                -----        ----------      --------
2001:
  Domestic Operations:
    Mass market                                               $ 48,905       $  4,250        $    467
    Health food stores                                           3,556           (299)             56
    Health clubs and gyms                                        5,913           (370)             83
    Other                                                          740             47               8
    Unallocated                                                     --            539              --
                                                              --------       --------        --------
                                                                59,114          4,167             614

  International Operations                                      28,040         (2,926)          1,604
                                                              --------       --------        --------

                  Total                                       $ 87,154       $  1,241        $  2,218
                                                              ========       ========        ========

                                                                               Income
                                                                               (Loss)
                                                                Net             From         Interest
2000:                                                          Sales         Operations       Expense
                                                              --------       ----------      --------
  Domestic Operations:
    Mass market                                               $ 51,256       $  4,482        $    803
    Health food stores                                           6,406           (510)            157
    Health clubs and gyms                                        6,228             29             153
    Other                                                        1,139           (385)             21
    Unallocated                                                     --          2,923              --
                                                              --------       --------        --------
                                                                65,029          6,539           1,134

  International Operations                                      26,181         (1,691)          1,364
                                                              --------       --------        --------

                  Total                                       $ 91,210       $  4,848        $  2,498
                                                              ========       ========        ========

    Reconciliation of total assets for the reportable segments is as follows:
                                                              August 31,                 May 31,
                                                                2001                      2001
                                                              --------                  --------
  Total domestic assets                                       $190,364                  $191,040
  Total international assets                                    80,045                    79,127
  Eliminations                                                 (63,999)                  (61,095)
                                                              --------                  --------

                  Total                                       $206,410                  $209,072
                                                              ========                  ========

     Capital expenditures for domestic and international operations amounted to $0.4 million and $0.1 million, respectively, for the three months ended August 31, 2001, and $0.8 million and $0.5 million, respectively, for the three months ended August 31, 2000.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

6. SALES TO MAJOR CUSTOMERS

         The Company's two largest customers accounted for approximately 47% and 46%, respectively, of net sales for the three months ended August 31, 2001 and 2000, respectively. At August 31, 2001 and
May 31, 2001, amounts due from these customers represented approximately 37% and 44%, respectively, of total trade accounts receivable.

7.   CONTINGENCIES

     In March 2000, the Company was named as a defendant in Garret vs. Weider Nutrition International, Inc. et al. filed in Kansas state court. The lawsuit alleges that consumption of a product of the Company containing ephedrine caused a Mr. Garrett to experience ventricular fibrillation leading to brain hypoxia. The Company disputes the allegations and tendered that matter to its insurance carrier which assumed defense of the matter. After over three weeks of trial, in June 2001, a jury determined that Mr. Garrett was not entitled to any compensation from the Company. The trial court subsequently denied plaintiffs' motions for a new trial. In August 2001, the plaintiffs filed an appeal of the matter. The Company is opposing the appeal.

     In December 2000, the Company was named as a defendant in Long v. Weider Nutrition Group, Inc. et. al. filed in Delaware state court. The lawsuit alleges that consumption of a product of the Company containing ephedrine caused a heart attack resulting in the death of Mr. Long. The plaintiffs are seeking unspecified monetary damages. The Company disputes the allegations and is opposing the lawsuits. The Company has tendered the matter to its insurance carrier which has assumed defense of the matter.

     In April 2001, the Company was named as a defendant in Garcia, Speeter, Marotti, et. al. v. Metabolife International, Weider Nutrition International, et. al. filed in Nevada state court. The lawsuit alleges that the various plaintiffs were each separately caused injuries and damages after consuming products containing ephedrine manufactured or sold by the various respective defendants. The plaintiffs are seeking unspecified monetary damages. The Company disputes the allegations and is opposing the lawsuits. The Company has tendered the matter to its insurance carrier, which has assumed defense of the matter.

     The Company believes that, after taking into consideration the Company's insurance coverage, such lawsuits, if successful, would not have a material adverse effect on the Company's financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect on the Company's financial condition. The Company cannot assure you that it will not be subject to further private civil actions with respect to its ephedrine products. Prior to September 1, 2001, the Company maintained both primary and excess product liability insurance coverage regarding its ephedrine products. Upon renewing the Company's comprehensive and product liability insurance coverage, as of September 1, 2001, the Company currently maintains primary but not excess product liability coverage regarding its ephedrine products. No

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

assurance can be given that product liability insurance regarding ephedrine will be adequate to cover liabilities or continue to be available at a reasonable cost, if at all. The absence of excess product liability insurance regarding ephedrine products may have an adverse impact on the Company's financial condition or operating results in the event of a significant adverse decision against the Company.

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

8.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2000, and April 2001, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") No.00-14, and No. 00-25, respectively. These EITF's address the recognition, measurement and income statement classification for certain sales incentives or consideration offered or paid by the Company to retailers, distributors or end consumers. Those provisions of these EITF's where consensus was reached by the FASB are effective for the Company's financial statements at March 1, 2002. The Company has determined that the impact of adopting these EITF's on the Company's financial statements is not material. However, the "cost" of certain sales incentives or consideration previously recognized in the Company's financial statements as operating expenses will be reclassified as reductions in net sales and/or increases in cost of goods sold. If the Company had adopted these EITF's at June 1, 2001, and applied the applicable provisions retroactively, gross profit for the three months ended August 31, 2001 and 2000 would have decreased by approximately $6.6 million and $5.5 million, respectively, and selling and marketing expenses would have decreased by like amounts for the respective periods.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB No. 17, "Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment rather than amortize them, is effective for the Company's financial statements as of June 1, 2002. The Company has not determined the impact of adopting SFAS No. 142 to the consolidated financial statements.

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

     IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: DEPENDENCE ON INDIVIDUAL PRODUCTS, DEPENDENCE ON INDIVIDUAL CUSTOMERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE IMPACT OF NEW FOOD AND DRUG ADMINISTRATION ("FDA") DIETARY SUPPLEMENT REGULATIONS ON THE COMPANY'S PRODUCTS AND MARKETING PLANS, MARKET AND INDUSTRY CONDITIONS INCLUDING PRICING, DEMAND FOR PRODUCTS, LEVEL OF TRADE INVENTORIES AND RAW MATERIALS AVAILABILITY AND PRICING, THE SUCCESS OF PRODUCT DEVELOPMENT AND NEW PRODUCT INTRODUCTIONS INTO THE MARKETPLACE, CHANGES IN LAWS AND REGULATIONS, LITIGATION AND GOVERNMENT REGULATORY ACTION, LACK OF AVAILABLE PRODUCT LIABILITY INSURANCE FOR PRODUCTS CONTAINING EPHEDRA, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, ADVERSE PUBLICITY REGARDING THE CONSUMPTION OF NUTRITIONAL SUPPLEMENTS, AND OTHER FACTORS DISCUSSED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

GENERAL

     Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets, distributes and sells branded and private label nutritional supplements in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars consisting of approximately 875 nutritional supplement stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff(R), Weider(R), American Body Building(TM), Tiger's Milk(R), Multipower(R) and Multaben that are primarily marketed through mass market, health food store and/or health club and gym distribution channels. The Company markets its branded nutritional supplement products, both domestically and internationally, in four principal categories: specialty, vitamins, minerals and herbs; sports nutrition; weight management; and nutrition bars. The Company also markets a line of sportswear in Europe, primarily in Germany, under the Venice Beach brand.

     The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO THREE MONTHS
ENDED AUGUST 31, 2000

     The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                                                   Three Months Ended August 31,
                                                          ------------------------------------------------
                                                                  2001                       2000
                                                          --------------------       ---------------------
                                                                       (dollars in thousands)

         Net sales....................................    $ 87,154      100.0%       $ 91,210       100.0%
         Cost of goods sold...........................      53,954       61.9          53,255        58.4
                                                          --------     ------        --------       -----
         Gross profit.................................      33,200       38.1          37,955        41.6
                                                          --------     ------        --------       -----
         Operating expenses...........................      31,959       36.7          36,030        39.5
         Litigation settlement........................          --         --          (3,571)       (3.9)
         Plant consolidation and
           transition.................................          --         --             648          .7
                                                          --------      -----        --------      ------
         Total operating expenses.....................      31,959       36.7          33,107        36.3
                                                          --------      -----        --------      ------
         Income from operations.......................       1,241        1.4           4,848         5.3
         Other expense, net...........................       2,406        2.7           2,486         2.7
         Income taxes (benefit).......................        (813)       (.9)            398          .4
                                                         ---------      -----        --------        ----
         Net income (loss)............................    $   (352)       (.4)%      $  1,964         2.2%
                                                         =========      =====        ========        ====

     NET SALES. Net sales for the three months ended August 31, 2001 decreased $4.1 million, or 4.4%, to $87.2 million from $91.2 million for the three months ended August 31, 2000. During the three months ended August 31, 2001, sales to mass market retailers (including food, drug, mass, club and convenience stores) and health food store distributors and retailers decreased compared to the three months ended August 31, 2000, while sales to international markets increased. Sales to health club and gym distributors were relatively constant for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

     First quarter fiscal 2002 sales to mass market retailers decreased approximately 3.0% to $49.7 million from first quarter fiscal 2001 sales of $51.3 million. The decrease in sales to mass market retailers was primarily the result of decreased sales to existing accounts of the Company's leading Schiff(R) Move Free(R) branded product. Net sales of Schiff(R) Move Free(R) amounted to $25.1 million for the first quarter of fiscal 2002 compared to $31.2 million for the first quarter of fiscal 2001. Sales to health food store distributors and retailers decreased approximately 55.0% to $2.9 million for the fiscal 2002 first quarter from $6.4 million for the fiscal 2001 first quarter. The decrease in sales in the health food distribution channel resulted primarily from reduced private label sales volume with GNC. Sales to international markets increased approximately 7.1% to $28.0 million for the three months ended August 31, 2001 from $26.2 million for the three months ended August 31, 2000. The increased sales volume was primarily due to private label and branded nutritional supplement sales growth in the Company's European operations.

     GROSS PROFIT. Gross profit decreased approximately 12.5% to $33.2 million for the quarter ended August 31, 2001 compared to $38.0 million for the quarter ended August 31, 2000 (See Note 8 to the Condensed Consolidated Financial Statements). Gross profit, as a percentage of net sales, was 38.1% for the quarter ended August 31, 2001 compared to 41.6% for the quarter ended August 31, 2000. The decrease in the gross profit percentage resulted primarily from a significant decrease in gross margins on European sportswear and private label sales and lower gross margins on increased domestic private label sales.

     OPERATING EXPENSES. Operating expenses, which included plant consolidation and transition costs, and litigation settlement income, for the first quarter of fiscal 2001, decreased approximately 3.5% to $32.0 million for the fiscal 2002 first quarter from $33.1 million for the fiscal 2001 first quarter. During the fiscal 2001 first quarter the Company completed the consolidation of beverage manufacturing to its South Carolina facility. In conjunction with the closing of the Company's Las Vegas, Nevada beverage facility, the Company recognized approximately $0.6 million in net consolidation and transition related costs. Also, during the first quarter of fiscal 2001, the Company received $3.6 million from the settlement of litigation. Excluding the effects of these unusual items, operating expenses decreased $4.1 million, or 11.3% during the first quarter of fiscal 2002 in comparison to the first quarter of fiscal 2001. The decrease resulted primarily from reductions in international selling and marketing expenses and from reductions in domestic personnel costs as well as other general and administrative related savings.

     Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased approximately 10.1% to $23.1 million for the fiscal 2002 first quarter from $25.7 million for the fiscal 2001 first quarter. The decrease in selling and marketing expenses resulted primarily from decreased promotional costs in the Company's international operations and was impacted by expenses in the prior year quarter associated with the product name transition of the Company's Schiff(R) Move Free(R) brand.

     General and administrative expenses decreased approximately 16.1% to $6.7 million for the quarter ended August 31, 2001 from $8.0 million for the quarter ended August 31, 2000. The decrease in general and administrative expenses for the first quarter of fiscal 2002 resulted primarily from a decrease in outside professional and personnel related costs as well as reductions in legal related costs.

     OTHER EXPENSE. Other expense, net, remained relatively constant at $2.4 million for the quarter ended August 31, 2001, compared to $2.5 million for the quarter ended August 31, 2000. Reductions in net interest cost, associated with a lower overall effective borrowing rate, were partially offset by an increase in other non-operating costs. The increase in other non-operating costs was primarily attributable to provisions for potentially uncollectible notes receivable.

     PROVISION FOR INCOME TAXES. Provision for income taxes amounted to a $0.8 million benefit for the quarter ended August 31, 2001 compared to a $0.4 million expense for the quarter ended August 31, 2000. The change resulted primarily from the decrease in pre-tax earnings and the net effect of tax rate differences for the Company's domestic and international operations.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's working capital remained relatively constant, amounting to approximately $45.6 million and $45.3 million, respectively, at August 31, 2001 and May 31, 2001.

     The Company and its domestic subsidiaries have a $90.0 million senior credit facility (the "Credit Facility") with Bankers Trust Company. The Credit Facility is comprised of a $30.0 million term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Facility is being used to fund the normal working capital and capital expenditure requirements of the Company. At August 31, 2001, the Company had approximately $13.3 million in available revolving loan funds.

     The Company's domestic operations are also supported by a $10.0 million senior subordinated loan agreement (the "Subordinated Loan"). The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances.

     The Company's international operations (primarily Haleko) are supported by an approximate $17.9 million Germany based secured credit facility. This credit facility is a revolving loan that renews annually.

     The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under both the domestic Credit Facility and Haleko's credit facility. The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions, if any, may require other debt financing or the issuance of additional equity.

     The Company paid a quarterly dividend of $0.0375 per share subsequent to August 31, 2001. The dividend was declared to be payable on September 20, 2001 to holders of all classes of common stock of record at the close of business on September 11, 2001. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. The Credit Facility contains certain customary financial covenants that may limit the Company's ability to pay dividends on its common stock. Accordingly, there can be no assurance that the Company will pay dividends in the future.

     IMPACT OF INFLATION. The Company has historically been able to pass inflationary increases for raw materials and other costs through to its customers and anticipates that it will be able to continue to do so in the future. However, there can be no assurance that the Company will be able to pass inflationary increases on to its customers.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The information set forth in Note 7 to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

2.1 Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schl ter. (2)
2.2      Amendment Deed to Stock Purchase Agreement, dated July 24, 1998. (2)
2.3      Share Transfer Deed, dated July 24, 1998. (2)
3.1 Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2      Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)

4.1 Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company. (4)
4.2 Senior Subordinated Loan Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc.,
         Wynnchurch Capital Partners, L.P., and Wynnchurch Capital Partners Canada, L.P. (4)
4.3 Warrants to Purchase Shares of Class A Common Stock of Weider Nutrition International, Inc. (4)
4.4 Registration Rights Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. (4)
4.5 First Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company. (5)
4.6      First Amendment to Senior Subordinated Loan Agreement dated as of
         June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. (7)
4.7 Second Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company. (8)
4.8      Second Amendment to Senior Subordinated Loan Agreement dated as of
         June 30. 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. (8)
10.1 Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2     Agreement by and between Joseph Weider and Weider Health and
         Fitness. (1)
10.3     1997 Equity Participation Plan of Weider Nutrition International,
         Inc. (1)
10.4 Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.6 Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds, as amended. (5)
10.7 Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company. (1)
10.8 Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc. (1)
10.9 License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited. (1)
10.10 Form of Employment Agreement between Weider Nutrition International, Inc. and Bruce J. Wood. (3)
10.11    Agreement between the Company and Bruce J. Wood. (6)
10.12 Form Agreement between the Company and certain executives of the Company. (6)
10.13 Third Amendment to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (9)
21       Subsidiaries of Weider Nutrition International, Inc. (8)
-------------------------------------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
(2) Previously filed in the Company's Current Report on Form 8-K dated as of July 24, 1998 and incorporated herein by reference.
(3) Previously filed in the Company's Current Report on Form 10-K dated as of August 30, 1999 and incorporated herein by reference.
(4) Previously filed in the Company's Current Report on Form 8-K dated as of June 30, 2000 and incorporated herein by reference.
(5) Previously filed in the Company's Current Report on Form 10-K as of August 29, 2000 and incorporated herein by reference.
(6) Previously filed in the Company's Current Report on Form 10-K/A as of September 28, 2000 and incorporated herein by reference.
(7) Previously filed in the Company's Current Report on Form 10-Q as of January 15, 2001 and incorporated herein by reference.
(8) Previously filed in the Company's Current Report on Form 10-K as of August 29, 2001 and incorporated herein by reference.
(9)      Filed herewith.

         (b)  Reports on Form 8-K

         None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WEIDER NUTRITION INTERNATIONAL, INC.



Date: October 15, 2001                 By: /s/ Bruce J. Wood
                                           ---------------------------------
                                                   Bruce J. Wood
                                       President, Chief Executive Officer
                                                    and Director



Date: October 15, 2001                 By: /s/ Joseph W. Baty
                                           ----------------------------------
                                                     Joseph W. Baty
                                              Executive Vice President and
                                                Chief Financial Officer