Form 10-Q
period 2001-11-30
WEIDER NUTRITION INTERNATIONAL INC
filed 2002-01-14
CIK 1022368

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number:
333-12929

WEIDER NUTRITION INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0563574 (I.R.S. Employer Identification No.)
2002 South 5070 West Salt Lake City, Utah (Address of principal executive offices)	84104-4726 (Zip Code)

Registrant's telephone number, including area code:
 (801) 975-5000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's common stock is 26,249,436 (as of January 4, 2002).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	November 30, 2001	May 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,434	$2,293
Receivables, net	37,544	46,710
Inventories	43,993	56,028
Prepaid expenses and other	2,654	3,171
Deferred taxes	6,097	6,486

Total current assets	92,722	114,688

Property and equipment, net	35,437	37,658

Other assets:
Intangible assets, net	42,286	43,561
Deposits and other assets	5,950	5,946
Notes receivable related to stock performance units, net	4,067	4,227
Deferred taxes	2,620	2,992

Total other assets	54,923	56,726

Total assets	$183,082	$209,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,706	$34,181
Accrued expenses	12,936	15,327
Current portion of long-term debt	22,227	19,537
Income taxes payable	1,415	336

Total current liabilities	55,284	69,381

Long-term debt	47,603	53,891

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized—10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized—50,000,000; shares issued and outstanding—11,276,288 and 10,562,004	112	105
Class B common stock, par value $.01 per share; shares authorized—25,000,000; shares issued and outstanding—14,973,148 and 15,687,432	150	157
Additional paid-in capital	86,897	86,897
Other accumulated comprehensive loss	(5,262)	(5,864)
Retained earnings (deficit)	(1,702)	4,505

Total stockholders' equity	80,195	85,800

Total liabilities and stockholders' equity	$183,082	$209,072

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended November 30,
	2001	2000
Net sales	$77,933	$78,538
Cost of goods sold	50,945	48,243

Gross profit	26,988	30,295

Operating expenses:
Selling and marketing	16,608	18,539
General and administrative	6,155	6,693
Research and development	1,134	1,448
Amortization of intangible assets	826	740
Severance and reorganization costs	1,500	—

Total operating expenses	26,223	27,420

Income from operations	765	2,875

Other income (expense):
Interest income	25	44
Interest expense	(1,961)	(2,627)
Other	(343)	(150)

Total other expense, net	(2,279)	(2,733)

Income (loss) before income taxes	(1,514)	142
Provision for income taxes	2,372	399

Net loss	$(3,886)	$(257)

Weighted average shares outstanding:
Basic	26,249,436	26,249,436

Diluted	26,249,436	26,249,436

Net loss per share:
Basic	$(0.15)	$(0.01)

Diluted	$(0.15)	$(0.01)

Comprehensive loss	$(3,181)	$(1,905)

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	Six Months Ended November 30,
	2001	2000
Net sales	$165,087	$169,748
Cost of goods sold	104,899	101,498

Gross profit	60,188	68,250

Operating expenses:
Selling and marketing	39,680	44,203
General and administrative	12,862	14,686
Research and development	1,617	3,064
Amortization of intangible assets	2,523	1,497
Severance and reorganization costs	1,500	—
Litigation settlement	—	(3,571)
Plant consolidation and transition	—	648

Total operating expenses	58,182	60,527

Income from operations	2,006	7,723

Other income (expense):
Interest income	53	84
Interest expense	(4,179)	(5,125)
Other	(559)	(178)

Total other expense, net	(4,685)	(5,219)

Income (loss) before income taxes	(2,679)	2,504
Provision for income taxes	1,559	797

Net income (loss)	$(4,238)	$1,707

Weighted average shares outstanding:
Basic	26,249,436	26,237,801

Diluted	26,249,436	26,240,129

Net income (loss) per share:
Basic	$(0.16)	$0.07

Diluted	$(0.16)	$0.07

Comprehensive income (loss)	$(3,636)	$31

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended November 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(4,238)	$1,707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) bad debts	(70)	682
Deferred taxes	761	(1,975)
Depreciation and amortization	5,028	5,617
Amortization of original issue discount	294	245
Changes in operating assets and liabilities:
Receivables	9,236	13,298
Inventories	12,035	(2,053)
Prepaid expenses and other	517	(197)
Deposits and other assets	481	(1,572)
Accounts payable	(15,475)	(4,007)
Accrued expenses	(990)	(8,070)

Net cash provided by operating activities	7,579	3,675

Cash flows from investing activities:
Purchase of intangibles	(80)	(106)
Purchase of property and equipment	(1,131)	(2,266)

Net cash used in investing activities	(1,211)	(2,372)

Cash flows from financing activities:
Issuance of warrants/common stock	—	3,541
Dividends paid	(1,969)	(1,922)
Net change in revolving line-of-credit	(142)	(42,502)
Proceeds from debt	1,619	40,025
Payments on debt	(5,744)	(959)

Net cash used in financing activities	(6,236)	(1,817)

Effect of exchange rate changes on cash	9	(75)

Increase (decrease) in cash and cash equivalents	141	(589)
Cash and cash equivalents, beginning of period	2,293	3,011

Cash and cash equivalents, end of period	$2,434	$2,422

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
(unaudited)

1.  BASIS OF PRESENTATION AND OTHER MATTERS

    The accompanying unaudited interim consolidated financial statements ("interim financial statements") do not include all disclosures provided in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Weider Nutrition International, Inc. (the "Company") Annual Report on Form 10-K for the year ended May 31, 2001 as filed with the Securities and Exchange Commission. The May 31, 2001 consolidated balance sheet was derived from audited financial statements, but all disclosures required by accounting principles generally accepted in the United States of America are not provided in the accompanying footnotes.

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

    The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF"). WHF is the owner of the Class B common stock. During the fiscal 2002 second quarter, WHF transferred ownership of 714,284 shares of Class B common stock to certain individuals. Upon transfer, the shares convert to Class A common stock which has the effect (only) of eliminating a super voting right associated with the Class B common stock. This conversion of Class B shares to Class A shares is recognized as a reclassification between common stock equity accounts in the accompanying condensed consolidated balance sheet at November 30, 2001.

    The Company's effective tax rate for the fiscal 2002 second quarter was impacted by the recognition of an approximate $1.8 million valuation provision to write-down previously recognized tax assets. Furthermore, the Company is currently not recognizing an income tax benefit on losses incurred by its Haleko subsidiary.

2.  RECEIVABLES, NET

    Receivables consist of the following:

	November 30, 2001	May 31, 2001
Trade accounts	$45,153	$53,485
Other	1,092	1,066

	46,245	54,551
Less allowance for doubtful accounts and sales returns	(8,701)	(7,841)

Total	$37,544	$46,710

3.  INVENTORIES

    Inventories consist of the following:

	November 30, 2001	May 31, 2001
Raw materials	$16,125	$21,159
Work in process	1,757	1,273
Finished goods	26,111	33,596

Total	$43,993	$56,028

4.  INTANGIBLE ASSETS, NET

    Intangible assets consist of the following:

	November 30, 2001	May 31, 2001
Cost in excess of fair value of net assets acquired (goodwill)	$51,654	$51,381
Patents and trademarks	10,825	10,679
Noncompete agreements	186	184

	62,665	62,244
Less accumulated amortization	(20,379)	(18,683)

Total	$42,286	$43,561

    See Note 9 regarding the pending adoption of Statement of Financial Accounting Standard ("SFAS") No. 142.

5.  NOTES RECEIVABLE RELATED TO STOCK PERFORMANCE UNITS, NET

    Notes receivable related to stock performance units consist of the following:

	November 30, 2001	May 31, 2001
Notes receivable	$4,227	$4,227
Less allowance for unrealizable amounts	(160)	—

Total	$4,067	$4,227

    The notes receivable are collateralized by debtors shares of the Company's Class A common stock and are repayable beginning in June of 2002. Recognition of future provision(s) for unrealizable amounts will depend on the closing price of the Company's Class A common stock, among other considerations.

6.  OPERATING SEGMENTS

    Historically, the Company has had two primary reportable segments. These segments include the Company's U.S. based or domestic operations, and the Company's international operations (primarily Germany). The Company has three primary divisions within its domestic operations: mass market; health food store; and health club and gym. The Company manufactures and markets nutritional products, including a broad line of vitamins, joint-related and other nutraceuticals, and sports nutrition supplements through its mass market division; a broad line of vitamins, nutraceuticals and sports nutrition products through independent distributors and a significant retailer in its health food store division; and a broad line of sports nutrition products primarily through distributors in its health club and gym division. The Company also manufactures and markets nutritional and other products, including a broad line of sports nutrition supplements and sportswear, together with certain other nutraceuticals within its international operations.

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

    Recently, management initiated a plan to reorganize the Company into three business units. These business units will include the Schiff® Specialty Nutrition Unit, the Active Nutrition Unit and the Haleko Unit (the Company's primary European subsidiary). Upon completion of the reorganization, the business units will be managed independently, each with its own research and development, and sales and marketing resources, supported by operations and technical services, and administrative functions. The Company expects to modify its segment reporting information to closely align with the newly formed business units. Management expects to begin reporting the modified segment information upon completion of the reorganization which should be prior to the time the Company files its fiscal 2002 Annual Report on Form 10-K. As of November 30, 2001, the Company is providing segment reporting data consistent with its historical practice.

    Segment information for the six months ended November 30, 2001 and 2000, respectively, are summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2001:
Domestic Operations:
Mass market	$85,607	$9,397	$860
Health food stores	6,083	(640)	114
Health clubs and gyms	11,092	(1,500)	166
Other	1,347	106	15
Unallocated	—	(900)	—

	104,129	6,463	1,155
International Operations	60,958	(4,457)	3,024

Total	$165,087	$2,006	$4,179

	Net Sales	Income (Loss) From Operations	Interest Expense
2000:
Domestic Operations:
Mass market	$82,203	$5,079	$1,664
Health food stores	12,876	(913)	319
Health clubs and gyms	10,853	(243)	272
Other	2,168	(463)	48
Unallocated	—	2,923	—

	108,100	6,383	2,303
International Operations	61,648	1,340	2,822

Total	$169,748	$7,723	$5,125

    Reconciliation of total assets for the reportable segments is as follows:

	November 30, 2001	May 31, 2001
Total domestic assets	$174,517	$191,040
Total international assets	72,474	79,127
Eliminations	(63,909)	(61,095)

Total	$183,082	$209,072

    Capital expenditures for domestic and international operations amounted to $0.8 million and $0.3 million, respectively, for the six months ended November 30, 2001, and $1.1 million and $1.2 million, respectively, for the six months ended November 30, 2000.

7.  SALES TO MAJOR CUSTOMERS

    The Company's two largest customers accounted for approximately 42% and 38%, respectively, of net sales for the six months ended November 30, 2001 and 2000, respectively. At November 30, 2001 and May 31, 2001, amounts due from these customers represented approximately 27% and 44%, respectively, of total trade accounts receivable.

8.  CONTINGENCIES

    The Company is currently named as a defendant in three lawsuits alleging that consumption of certain of its products containing ephedrine caused injuries and damages to certain individuals. The Company disputes the allegations and has tendered the matters to its insurance carriers, which have assumed defense of the matters.

    The Company believes that, after taking into consideration the Company's insurance coverage, such lawsuits, if successful, would not have a material adverse effect on the Company's financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect on the Company's financial condition. The Company cannot assure you that it will not be subject to further private civil actions with respect to its ephedrine products. Prior to September 1, 2001, the Company maintained both primary and excess product liability insurance coverage regarding its ephedrine products. Upon renewing the Company's comprehensive and product liability insurance coverage, as of September 1, 2001, the Company currently maintains primary but not excess product liability coverage regarding its ephedrine products. No assurance can be given that product liability insurance regarding ephedrine will be adequate to cover liabilities or continue to be available at a reasonable cost, if at all. The absence of excess product liability insurance regarding ephedrine products may have an adverse impact on the Company's financial condition or operating results in the event of a significant adverse decision against the Company.

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

9.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In May 2000, and April 2001, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") No. 00-14, and No. 00-25, respectively. These EITF's address the recognition, measurement and income statement classification for certain sales incentives or consideration offered or paid by the Company to retailers, distributors or end consumers. Those provisions of these EITF's where consensus was reached by the FASB are effective for the Company's financial statements at March 1, 2002. The Company has determined that the impact of adopting these EITF's on the Company's financial statements is not material. However, the "cost" of certain sales incentives or consideration previously recognized in the Company's financial statements as operating expenses will be reclassified as reductions in net sales and/or increases in cost of goods sold. If the Company had adopted these EITF's at June 1, 2001, and applied the applicable provisions retroactively, gross profit for the six months ended November 30, 2001 and 2000 would have decreased by approximately $6.6 million and $5.5 million, respectively, and selling and marketing expenses would have decreased by like amounts for the respective periods.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB No. 17, "Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment rather than amortize them, is effective for the Company's financial statements as of June 1, 2002. While the Company has not completed its analysis of SFAS No. 142, the impact to the consolidated financial statements of its adoption may be material.

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

    Important factors that may affect future results include, but are not limited to: the inability to achieve cost savings and operational efficiencies through reorganization, dependence on individual products, the inability to successfully restructure Haleko and make it profitable, dependence on individual customers, the impact of competitive products and pricing, the impact of new Food and Drug Administration ("FDA") dietary supplement regulations on the Company's products and marketing plans, market and industry conditions including pricing, demand for products, level of trade inventories and raw materials availability and pricing, the success of product development and new product introductions into the marketplace, changes in laws and regulations, litigation and government regulatory action, lack of available product liability insurance for products containing ephedrine, uncertainty of market acceptance of new products, adverse publicity regarding the consumption of nutritional supplements, and other factors discussed from time to time in the Company's SEC reports, copies of which are available upon request from the Company's investor relations department.

General

    Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets, distributes and sells branded and private label nutritional supplements in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars consisting of approximately 875 nutritional supplement stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff®, Weider®, American Body Building™, Tiger's Milk®, Multipower® and Multaben that are primarily marketed through mass market, health food store and/or health club and gym distribution channels. The Company markets its branded nutritional supplement products, both domestically and internationally, in four principal categories: specialty, vitamins, minerals and herbs; sports nutrition; weight management; and nutrition bars. The Company also markets a line of sportswear in Europe, primarily in Germany, under the Venice Beach brand.

    During the latter part of the fiscal 2002 second quarter, management initiated a plan to reorganize the Company into three business units. Upon completion of the reorganization, these business units will include the Schiff® Specialty Nutrition Unit, the Active Nutrition Unit and the Haleko Unit.

    The Schiff® Specialty Nutrition Unit will contain the Schiff® and Schiff® Move Free™ brands. The Active Nutrition Unit will include the American Body Building™, Tiger's Milk® and Weider® branded global businesses. The Haleko Unit, Weider's primary European subsidiary, will include the

Multipower® and Multaben nutritional supplement brands as well as the Venice Beach sports apparel business.

    The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

Results of Operations (Unaudited)

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

    The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

	Three Months Ended November 30,
	2001		2000
	(dollars in thousands)
Net sales	$77,933	100.0%	$78,538	100.0%
Cost of goods sold	50,945	65.4	48,243	61.4

Gross profit	26,988	34.6	30,295	38.6

Operating expenses	24,723	31.7	27,420	34.9
Severance and reorganization costs	1,500	1.9	—	—

Total operating expenses	26,223	33.6	27,420	34.9

Income from operations	765	1.0	2,875	3.7
Other expense, net	2,279	3.0	2,733	3.5
Income taxes	2,372	3.0	399.5

Net loss	$(3,886)	(5.0)%	$(257)	(.3)%

    Net Sales.  Net sales for the three months ended November 30, 2001 remained relatively constant at $77.9 million compared to $78.5 million for the three months ended November 30, 2000. Domestically, net sales increased approximately 4.5% to $45.0 million for the fiscal 2002 second quarter from $43.1 million for the fiscal 2001 second quarter. Internationally, net sales decreased approximately 7.2% to $32.9 million for the fiscal 2002 second quarter from $35.5 million for the fiscal 2001 second quarter.

    Fiscal 2002 second quarter sales to domestic mass market retailers increased approximately 18.6% to $36.7 million from fiscal 2001 second quarter sales of $30.9 million. The increase in sales to mass market retailers was primarily the result of increased sales to existing accounts of the Company's Schiff® and Schiff® Move Free™ branded products. Net sales of Schiff® Move Free™ amounted to $16.0 million for the second quarter of fiscal 2002, compared to $12.1 million for the second quarter of fiscal 2001. Sales to domestic health food store distributors and retailers decreased approximately 60.8% to $2.5 million for the fiscal 2002 second quarter from $6.5 million for the fiscal 2001 second quarter, primarily as a result of reduced sales volume with GNC.

    International sales volume decreased primarily due to a reduction in sportswear sales partially offset by an increase in private label and branded nutritional supplement sales. Net sales of sportswear decreased 35.6% to approximately $9.1 million for the three months ended November 30, 2001 from approximately $14.1 million for the three months ended November 30, 2000. The reduction in sportswear net sales resulted primarily from a decrease in shipments to department stores and the implementation of strategic measures aimed at improving margins on reduced revenues, by focusing the apparel business in more profitable accounts.

    Gross Profit.  Gross profit decreased approximately 10.9% to $27.0 million for the quarter ended November 30, 2001, compared to $30.3 million for the quarter ended November 30, 2000. Gross profit, as a percentage of net sales, was 34.6% for the quarter ended November 30, 2001, compared to 38.6% for the quarter ended November 30, 2000. The decrease in the gross profit percentage was primarily attributable to international operating results, including discounted Venice Beach sportswear sales and inventory related charges, together with an increase in lower margin private label nutritional supplement sales.

    Operating Expenses.  Operating expenses, including severance and reorganization costs of $1.5 million associated with the Company's business unit realignment, decreased approximately 4.4% to $26.2 million for the fiscal 2002 second quarter from $27.4 million for the fiscal 2001 second quarter. The reduction in operating expenses was primarily attributable to a decrease in domestic selling and marketing expenses.

    Selling and marketing expenses decreased approximately 10.4% to $16.6 million for the fiscal 2002 second quarter from $18.5 million for the fiscal 2001 second quarter. The decrease in selling and marketing expenses resulted primarily from the Company's decision to reduce discretionary domestic national advertising.

    General and administrative expenses decreased approximately 8.1% to $6.2 million for the quarter ended November 30, 2001 from $6.7 million for the quarter ended November 30, 2000. The decrease in general and administrative expenses for the fiscal 2002 second quarter resulted primarily from a decrease in outside professional and legal related costs.

    Other Expense.  Other expense, net, was $2.3 million for the quarter ended November 30, 2001, compared to $2.7 million for the quarter ended November 30, 2000. Reductions in net interest expense, associated with a lower overall effective borrowing rate, were partially offset by an increase in other non-operating costs. The increase in other non-operating costs was primarily attributable to provisions for potentially unrealizable interest accrued on notes receivable related to stock performance units.

    Provision for Income Taxes.  Provision for income taxes was $2.4 million for the quarter ended November 30, 2001, compared to $0.4 million for the quarter ended November 30, 2000. The change resulted from the decrease in pre-tax earnings and the net effect of tax rate differences for the Company's domestic and international operations.

    During the second quarter of fiscal 2002, the Company recognized a non-cash valuation provision of $1.8 million to write-down previously recognized tax assets primarily pertaining to its Haleko subsidiary. In addition, the Company is currently not recognizing an income tax benefit on losses incurred by the Haleko subsidiary.

Six Months Ended November 30, 2001 Compared to Six Months Ended November 30, 2000

    Net Sales.  Net sales for the six months ended November 30, 2001 decreased $4.7 million, or 2.7%, to $165.1 million from $169.7 million for the six months ended November 30, 2000. Domestically, net sales decreased approximately 3.7% to $104.1 million for the six months ended November 30, 2001, from $108.1 million for the six months ended November 30, 2000. Internationally, net sales declined slightly to $61.0 million for the first six months of fiscal 2002 from $61.6 million for the prior comparable period. Consolidated nutritional supplement revenues remained constant at approximately $150.0 million for the six-month periods ended November 30, 2001 and 2000.

    Sales to domestic mass market retailers increased approximately 5.1% to $86.4 million for the six months ended November 30, 2001 from $82.2 million for the six months ended November 30, 2000. The increase in sales to mass market retailers was primarily the result of increased private label sales to existing accounts. Sales to domestic health food store distributors and retailers decreased approximately 57.9% to $5.4 million for the first six months of fiscal 2002 from $12.9 million for the first six months of fiscal 2001. The decrease in sales in the health food distribution channel resulted primarily from reduced sales volume with GNC.

    International sales volume remained relatively constant for the respective six-month periods, as increased nutritional supplement revenues were offset by a reduction in sales of sportswear apparel. Net sales of nutritional supplements to international accounts increased approximately 10.0% to $46.0 million for the first six months of fiscal 2002 from $42.0 million for the first six months of fiscal 2001, primarily due to an increase in private label sales volume. The reduction in sportswear net sales resulted primarily from a decrease in shipments to department stores.

    Gross Profit.  Gross profit decreased approximately 11.8% to $60.2 million for the six months ended November 30, 2001 compared to $68.3 million for the six months ended November 30, 2000. Gross profit, as a percentage of net sales, was 36.5% for the six months ended November 30, 2001 compared to 40.2% for the six months ended November 30, 2000. The decrease in the gross profit percentage resulted primarily from a significant decrease in gross margins on European sportswear sales and lower gross margins on increased international and domestic private label sales.

    Operating Expenses.  Operating expenses for the first six months of fiscal 2002 decreased approximately 3.9% to $58.2 million from $60.5 million for the first six months of fiscal 2001. During the first six months of fiscal 2002, the Company recognized $1.5 million of severance and reorganization costs. During the first six months of fiscal 2001, the Company received approximately $3.6 million from the settlement of litigation. Also, during the first six months of fiscal 2001, the Company closed its Las Vegas, Nevada facility and completed the consolidation of beverage manufacturing to its South Carolina facility, recognizing approximately $0.6 million in net consolidation and transition related costs. Excluding the effects of these items, operating expenses decreased $6.8 million, or 10.7%, during the first six months of fiscal 2002 in comparison to the first six months of fiscal 2001. The decrease resulted primarily from reductions in selling and marketing expenses and general and administrative related costs.

    Selling and marketing expenses decreased approximately 10.2% to $39.7 million for the first six months of fiscal 2002 from $44.2 million for the first six months of fiscal 2001. The decrease in selling and marketing expenses resulted primarily from decreased promotional costs and was impacted by expenses incurred in the first six months of the prior year associated with the Company's Schiff® Move Free® brand name transition.

    General and administrative expenses decreased approximately 12.3% to $12.9 million for the six months ended November 30, 2001 from $14.7 million for the six months ended November 30, 2000. The decrease in general and administrative expenses for the first six months of fiscal 2002 resulted primarily from a decrease in outside professional costs, personnel related expenses and legal related costs.

    Other Expense.  Other expense, net, was $4.7 million for the six months ended November 30, 2001, compared to $5.2 million for the six months ended November 30, 2000. Reductions in net interest expense, primarily due to a lower overall effective borrowing rate, were partially offset by an increase in other non-operating costs. The increase in other non-operating costs was primarily attributable to provisions for potentially unrealizable interest accrued on notes receivable related to stock performance units.

    Provision for Income Taxes.  Provision for income taxes was $1.6 million for the six months ended November 30, 2001, compared to $0.8 million for the six months ended November 30, 2000. The change resulted primarily from the decrease in pre-tax earnings and the net effect of tax rate differences of the Company's domestic and international operations. During the first six months of fiscal 2002, the Company did not recognize an income tax benefit on losses incurred by its Haleko subsidiary.

    Liquidity and Capital Resources.  The Company's working capital decreased $7.9 million to approximately $37.4 million at November 30, 2001 from $45.3 million at May 31, 2001. The decrease in working capital resulted primarily from decreases in receivables and inventories, partially offset by a decrease in accounts payable. Inventories decreased approximately $12.0 million primarily as a result of continuing improvements in inventory management and the timing of shipments to customers. The decrease in receivables of $9.2 million was primarily attributable to lower sales in the second quarter of fiscal 2002, as compared to the fourth quarter of fiscal 2001.

    The Company and its domestic subsidiaries have a $90.0 million senior credit facility (the "Credit Facility") with Bankers Trust Company. The Credit Facility is comprised of a $30.0 million amortizing term loan and a $60.0 million revolving loan. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Facility is being used to fund the normal working capital and capital expenditure requirements of the Company. At November 30, 2001, the Company had approximately $9.1 million in available revolving loan funds.

    The Company's domestic operations are also supported by a $10.0 million senior subordinated loan agreement (the "Subordinated Loan"). The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances.

    The Company's European working capital needs (primarily Haleko) are supported by a Germany based secured credit facility (the "Haleko Facility") that renews annually, in June. During the fiscal 2002 second quarter, the Company agreed to terms with Deutsche Bank AG whereby certain provisions of the Haleko Facility would be modified. The agreed upon modifications, finalized in December 2001, included an increase to approximately $21.6 million in the revolving loan and a formal waiver of compliance with certain covenants through at least February 28, 2002. At December 31, 2001, the Company had approximately $5.7 million in available revolving loan funds.

    The Company expects to fund its long-term capital requirements for the next twelve months through the use of operating cash flow supplemented as necessary by borrowings under both the domestic Credit Facility and the Haleko Facility. The Company also from time to time may evaluate strategic acquisitions as the nutritional supplements industry continues to consolidate. The funding of future acquisitions, if any, may require other debt financing or the issuance of additional equity.

    The Company paid a quarterly dividend of $0.0375 per share subsequent to November 30, 2001. The dividend was declared to be payable on December 20, 2001 to holders of all classes of common stock of record at the close of business on December 7, 2001. The Company's Board of Directors will determine dividend policy in the future based upon, among other things, the Company's results of operations and financial condition, industry and economic trends, contractual restrictions, reinvestment alternatives and other factors deemed relevant at the time. Furthermore, management continues to evaluate the Company's overall operating cash flow by scrutinizing spending, analyzing supply chain processes and evaluating dividend policy against reinvestment alternatives. Accordingly, there can be no assurance that the Company will pay dividends in the future.

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

    Furthermore, as a result of changes in product sales mix, promotional timing considerations and other factors, as discussed above, the Company experiences fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The following discussion involves forward-looking statements of market risk, which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections by the Company of future events or losses.

    The Company's cash flows and net earnings (or losses) are subject to fluctuations resulting from changes in interest rates and foreign exchange rates. The Company currently is not party to any significant derivative instruments and its current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposure. The Company does not use financial instruments for trading purposes.

    The Company measures its market risk, related to its holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. The Company does not believe that a hypothetical 10% change in interest rates would have a material effect on the Company's pretax earnings (or losses) or cash flows.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    The information set forth in Note 8 to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.  Changes in Securities.

    Not applicable.

Item 3.  Defaults Upon Senior Securities.

    Not applicable.

Item 4.  Submission of Matter to a Vote of Security Holders.

    The Company's Annual Meeting of Shareholders was held on October 30, 2001 for the following purposes:

        Proposal One:  Election of the Company's Board of Directors.

	For	Withheld Authority
Eric Weider	163,329,896	78,155
George F. Lengvari	163,343,096	64,955
Bruce J. Wood	163,330,396	77,655
Ronald L. Corey	163,343,096	64,955
David J. Gustin	163,343,296	64,755
Roger H. Kimmel	163,343,096	64,955
Brian P. McDermott	163,343,096	64,955
H. F. Powell	163,343,096	64,955

Item 5.  Other Information.

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:
2.1	Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schlüter.(2)
2.2	Amendment Deed to Stock Purchase Agreement, dated July 24, 1998.(2)
2.3	Share Transfer Deed, dated July 24, 1998.(2)
3.1	Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc.(1)
3.2	Amended and Restated Bylaws of Weider Nutrition International, Inc.(1)
4.1	Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company.(4)
4.2	Senior Subordinated Loan Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P., and Wynnchurch Capital Partners Canada, L.P.(4)
4.3	Warrants to Purchase Shares of Class A Common Stock of Weider Nutrition International, Inc.(4)
4.4	Registration Rights Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P.(4)

4.5	First Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company.(5)
4.6	First Amendment to Senior Subordinated Loan Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P.(7)
4.7	Second Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company.(8)
4.8	Second Amendment to Senior Subordinated Loan Agreement dated as of June 30. 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P.(8)
10.1	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc.(1)
10.2	Agreement by and between Joseph Weider and Weider Health and Fitness.(1)
10.3	1997 Equity Participation Plan of Weider Nutrition International, Inc.(1)
10.4	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries.(1)
10.6	Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds, as amended.(5)
10.7	Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company.(1)
10.8	Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc.(1)
10.9	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited.(1)
10.10	Form of Employment Agreement between Weider Nutrition International, Inc. and Bruce J. Wood.(3)
10.11	Agreement between the Company and Bruce J. Wood.(6)
10.12	Form Agreement between the Company and certain executives of the Company.(6)
10.13	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc.(9)
21	Subsidiaries of Weider Nutrition International, Inc.(8)

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

WEIDER NUTRITION INTERNATIONAL, INC.

Date: January 14, 2002	By:	/s/ BRUCE J. WOOD Bruce J. Wood President, Chief Executive Officer and Director

Date: January 14, 2002	By:	/s/ JOSEPH W. BATY Joseph W. Baty Executive Vice President and Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except share data) (unaudited)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except share data) (unaudited)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands) (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matter to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES