Form 10-Q
period 2002-02-28
WEIDER NUTRITION INTERNATIONAL INC
filed 2002-03-22
CIK 1022368

`

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the Registrant's common stock is 26,249,436 (as of March 4, 2002).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    February 28,        May 31,
                                                                       2002                2001
                                                                    -----------         ---------
                                                                    (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                          $   2,070          $   2,293
  Receivables, net                                                      36,535             46,710
  Inventories                                                           41,972             56,028
  Prepaid expenses and other                                             2,001              3,171
  Deferred taxes                                                         3,785              6,486
                                                                     ---------          ---------
       Total current assets                                             86,363            114,688
                                                                     ---------          ---------
Property and equipment, net                                             33,381             37,658
                                                                     ---------          ---------
Other assets:
  Intangible assets, net                                                39,234             43,561
  Deposits and other assets                                              5,619              5,946
  Notes receivable related to
    stock performance units, net                                         3,646              4,227
  Deferred taxes                                                         3,207              2,992
                                                                     ---------          ---------
         Total other assets                                             51,706             56,726
                                                                     ---------          ---------
                  Total assets                                       $ 171,450          $ 209,072
                                                                     =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $  18,126          $  34,181
  Accrued expenses                                                      15,418             15,327
  Current portion of long-term debt                                     21,960             19,537
  Income taxes payable                                                   1,418                336
                                                                     ---------          ---------
         Total current liabilities                                      56,922             69,381
                                                                     ---------          ---------
Long-term debt                                                          34,767             53,891
                                                                     ---------          ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share; shares
    authorized-10,000,000; no shares issued and outstanding                 --                 --
  Class A common stock, par value $.01 per share; shares
    authorized-50,000,000; shares issued and
    outstanding-11,276,288 and 10,562,004                                  112                105
  Class B common stock, par value $.01 per share; shares
    authorized-25,000,000; shares issued and
    outstanding-14,973,148 and 15,687,432                                  150                157
  Additional paid-in capital                                            85,912             86,897
  Other accumulated comprehensive loss                                  (5,960)            (5,864)
  Retained earnings (deficit)                                             (453)             4,505
                                                                     ---------          ---------
         Total stockholders' equity                                     79,761             85,800
                                                                     ---------          ---------
                  Total liabilities and stockholders' equity         $ 171,450          $ 209,072
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

                                                    Three Months Ended
                                                        February 28,
                                             -----------------------------------
                                                 2002                  2001
                                             ------------          ------------
Net sales                                    $     79,112          $     91,475

Cost of goods sold                                 47,374                57,789
                                             ------------          ------------
Gross profit                                       31,738                33,686
                                             ------------          ------------
Operating expenses:
  Selling and marketing                            18,611                23,607
  General and administrative                        6,990                 7,168
  Research and development                          1,105                 1,411
  Amortization of intangible assets                   866                   853
  Litigation settlement                              (193)                   --
                                             ------------          ------------
Total operating expenses                           27,379                33,039
                                             ------------          ------------
Income from operations                              4,359                   647
                                             ------------          ------------
Other income (expense):
  Interest income                                      19                    14
  Interest expense                                 (1,740)               (2,597)
  Other                                              (108)                  (50)
                                             ------------          ------------
Total other expense, net                           (1,829)               (2,633)
                                             ------------          ------------
Income (loss) before income taxes                   2,530                (1,986)

Provision for income taxes (benefit)                1,281                (1,334)
                                             ------------          ------------
Net income (loss)                            $      1,249          $       (652)
                                             ============          ============
Weighted average shares outstanding:

  Basic                                        26,249,436            26,249,436
                                             ============          ============
  Diluted                                      26,249,436            26,249,436
                                             ============          ============
Net income (loss) per share:

  Basic                                      $       0.05          $      (0.02)
                                             ============          ============
  Diluted                                    $       0.05          $      (0.02)
                                             ============          ============
Comprehensive income                         $        551          $      1,121
                                             ============          ============

           See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                               February 28,
                                                    ----------------------------------
                                                        2002                   2001
                                                    ------------          ------------
Net sales                                           $    244,199          $    261,223

Cost of goods sold                                       152,273               159,287
                                                    ------------          ------------
Gross profit                                              91,926               101,936
                                                    ------------          ------------
Operating expenses:
  Selling and marketing                                   58,291                67,810
  General and administrative                              19,877                21,854
  Research and development                                 3,628                 4,475
  Amortization of intangible assets                        2,483                 2,350
  Severance and reorganization costs                       1,724                    --
  Litigation settlement                                     (442)               (3,571)
  Plant consolidation and transition                          --                   648
                                                    ------------          ------------
Total operating expenses                                  85,561                93,566
                                                    ------------          ------------
Income from operations                                     6,365                 8,370
                                                    ------------          ------------
Other income (expense):
  Interest income                                             72                    98
  Interest expense                                        (5,919)               (7,722)
  Other                                                     (667)                 (228)
                                                    ------------          ------------
Total other expense, net                                  (6,514)               (7,852)
                                                    ------------          ------------
Income (loss) before income taxes (benefit)                 (149)                  518

Provision for income taxes (benefit)                       2,840                  (537)
                                                    ------------          ------------
Net income (loss)                                   $     (2,989)         $      1,055
                                                    ============          ============
Weighted average shares outstanding:

  Basic                                               26,249,436            26,241,679
                                                    ============          ============
  Diluted                                             26,249,436            26,243,231
                                                    ============          ============
Net income (loss) per share:

  Basic                                             $      (0.11)         $       0.04
                                                    ============          ============
  Diluted                                           $      (0.11)         $       0.04
                                                    ============          ============
Comprehensive income (loss)                         $     (3,085)         $      1,152
                                                    ============          ============

           See notes to condensed consolidated financial statements.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                    February 28,
                                                            --------------------------
                                                              2002              2001
                                                            --------          --------
Cash flows from operating activities:
  Net income (loss)                                         $ (2,989)         $  1,055
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
         Provision for uncollectible receivables                 974               962
         Deferred taxes                                        2,487               631
         Depreciation and amortization                         7,591             8,097
         Amortization of original issue discount                 441               392
         Management and employee stock compensation
          charges                                                 --               201
  Changes in operating assets and liabilities:
         Receivables                                           9,801              (528)
         Inventories                                          14,056            (6,895)
         Prepaid expenses and other                            1,170               856
         Deposits and other assets                             1,114               335
         Accounts payable                                    (16,056)            2,275
         Accrued expenses                                      2,212            (8,953)
                                                            --------          --------
           Net cash provided by (used in)
             operating activities                             20,801            (1,572)
                                                            --------          --------
Cash flows from investing activities:
  Purchase of intangibles                                       (101)             (136)
  Purchase of property and equipment                          (2,214)           (2,638)
  Sale of available-for-sale securities                        1,004                --
                                                            --------          --------
           Net cash used in investing activities              (1,311)           (2,774)
                                                            --------          --------
Cash flows from financing activities:
  Issuance of warrants/common stock                               --             3,541
  Dividends paid                                              (2,954)           (2,906)
  Net change in revolving line-of-credit                     (11,466)          (42,761)
  Proceeds from debt                                           1,832            47,632
  Payments on debt                                            (7,074)           (1,599)
                                                            --------          --------
           Net cash provided by (used in)
             financing activities                            (19,662)            3,907
                                                            --------          --------
Effect of exchange rate changes on cash                          (51)              (74)
                                                            --------          --------
Decrease in cash and cash equivalents                           (223)             (513)

Cash and cash equivalents, beginning of period                 2,293             3,011
                                                            --------          --------
Cash and cash equivalents, end of period                    $  2,070          $  2,498
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

     The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF"). WHF is the owner of the Class B common stock. During the fiscal 2002 second quarter, WHF transferred ownership of 714,284 shares of Class B common stock to certain individuals. Upon transfer, the shares converted to Class A common stock which has the effect (only) of eliminating a super voting right associated with the Class B common stock. This conversion of Class B shares to Class A shares is recognized as a reclassification between common stock equity accounts in the accompanying condensed consolidated balance sheet at February 28, 2002.

     The Company's effective tax rate for fiscal 2002 was impacted by the second quarter recognition of an approximate $1.8 million valuation provision to write-down previously recognized tax assets. Furthermore, the Company is currently not recognizing an income tax benefit on losses incurred by its Haleko subsidiary.

2.   RECEIVABLES, NET

     Receivables consist of the following:

                                                February 28,        May 31,
                                                   2002               2001
                                                ------------        --------
     Trade accounts                               $ 45,591          $ 55,068
     Other                                           1,438             1,066
                                                  --------          --------
                                                    47,029            56,134
     Less allowance for doubtful accounts
      and sales returns                            (10,494)           (9,424)
                                                  --------          --------
                       Total                      $ 36,535          $ 46,710
                                                  ========          ========

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3.   INVENTORIES

     Inventories consist of the following:

                                               February 28,      May 31,
                                                  2002             2001
                                               -----------       -------
     Raw materials                                $13,818         $21,159
     Work in process                                3,478           1,273
     Finished goods                                24,676          33,596
                                                  -------         -------
                       Total                      $41,972         $56,028
                                                  =======         =======

4.   INTANGIBLE ASSETS, NET

     Intangible assets consist of the following:

                                               February 28,      May 31,
                                                  2002             2001
                                               -----------       -------
     Cost in excess of fair value
       of net assets acquired (goodwill)         $ 49,500        $ 51,381
     Patents and trademarks                        10,563          10,679
     Noncompete agreements                            178             184
                                                 --------        --------
                                                   60,241          62,244

     Less accumulated amortization                (21,007)        (18,683)
                                                 --------        --------
                       Total                     $ 39,234        $ 43,561
                                                 ========        ========

     See Note 9 regarding the pending adoption of Statement of Financial Accounting Standard ("SFAS") No. 142.

5.   NOTES RECEIVABLE RELATED TO STOCK PERFORMANCE UNITS, NET

     Notes receivable related to stock performance units consist of the following:

                                               February 28,      May 31,
                                                   2002            2001
                                               -----------       --------
     Notes receivable                             $ 4,246         $ 4,227

     Less allowance for
       unrealizable amounts                          (600)             --
                                                  -------         -------
                       Total                      $ 3,646         $ 4,227
                                                  =======         =======

     The notes receivable are generally collateralized by debtors' shares of the Company's Class A common stock and are repayable beginning in June of 2002. Recognition of future provision(s) for unrealizable amounts will depend on, among other considerations, the closing price of the Company's Class A common stock. A portion of, or the entire net book value of the notes receivable may subsequently be reclassified as treasury stock and reflected as a reduction to stockholders' equity.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

6.   OPERATING SEGMENTS

     The Company currently has two reportable segments: the U.S. based or domestic operations and the international operations (primarily Germany). The Company has three primary divisions within its domestic operations: mass market; health food store; and health club and gym. The Company manufactures and markets nutritional products, including a broad line of vitamins, joint-related and other nutraceuticals, and sports nutrition supplements through its mass market division; a broad line of vitamins, nutraceuticals and sports nutrition products through independent distributors and a large retailer in its health food store division; and a broad line of sports nutrition products primarily through distributors in its health club and gym division. The Company also manufactures and markets nutritional and other products, including a broad line of sports nutrition supplements and sportswear, together with certain other nutraceuticals within its international operations.

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

     Recently, management initiated a plan to reorganize the Company into three business units. These business units will include the Schiff(R) Specialty Nutrition Unit, the Active Nutrition Unit and the Haleko Unit (the Company's primary European subsidiary). Upon completion of the reorganization, the business units are anticipated to be managed independently, each with its own research and development, and sales and marketing resources, supported by operations and technical services, and administrative functions. The Company expects to modify its segment reporting information to closely align with the newly formed business units. Management expects to begin reporting the modified segment information upon completion of the reorganization which should be prior to the time the Company files its fiscal 2002 Annual Report on Form 10-K. As of February 28, 2002, the Company is providing segment reporting data consistent with its historical practice.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

     Segment information for the nine months ended February 28, 2002 and 2001, respectively, are summarized as follows:

                                                  Income
                                                  (Loss)
                                  Net              From              Interest
2002:                             Sales          Operations          Expense
                                 --------        ----------          --------
Domestic Operations:
  Mass market                    $130,346         $ 15,700          $  1,211
  Health food store                 7,244           (1,930)              133
  Health club and gym              15,646           (2,042)              227
  Other                             1,800             (358)               18
  Unallocated                          --             (707)               --
                                 --------         --------          --------
                                  155,036           10,663             1,589

International Operations           89,163           (4,298)            4,330
                                 --------         --------          --------
                Total            $244,199         $  6,365          $  5,919
                                 ========         ========          ========

                                                  Income
                                                  (Loss)
                                  Net              From              Interest
2001:                             Sales          Operations          Expense
                                 --------        ----------          --------
Domestic Operations:
  Mass market                    $133,590         $  9,639          $  2,544
  Health food store                17,627           (2,220)              394
  Health club and gym              16,069             (262)              354
  Other                             2,674             (922)               55
  Unallocated                          --            2,923                --
                                 --------         --------          --------
                                  169,960            9,158             3,347

International Operations           91,263             (788)            4,375
                                 --------         --------          --------
                Total            $261,223         $  8,370          $  7,722
                                 ========         ========          ========

     Reconciliation of total assets for the reportable segments is as follows:

                                  February 28,         May 31,
                                     2002                2001
                                  ------------        ---------
Total domestic assets              $ 168,315          $ 191,040
Total international assets            67,442             79,127
Eliminations                         (64,307)           (61,095)
                                   ---------          ---------
                Total              $ 171,450          $ 209,072
                                   =========          =========

     Capital expenditures for domestic and international operations amounted to $1.6 million and $.6 million, respectively, for the nine months ended February 28, 2002, and $1.3 million and $1.3 million, respectively, for the nine months ended February 28, 2001.

              WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7.   SALES TO MAJOR CUSTOMERS

     The Company's two largest customers accounted for approximately 43% and 41% of net sales for the nine months ended February 28, 2002 and 2001, respectively. At February 28, 2002 and May 31, 2001, amounts due from these customers represented approximately 29% and 22%, respectively, of total trade accounts receivable.

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

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2001, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") No.01-9. This EITF, representing a summary of previously issued EITF's, addresses the recognition, measurement and income statement classification for certain sales incentives or consideration offered or paid by the Company to retailers, distributors or end consumers. EITF No.01-9 is effective for the Company's financial statements at March 1, 2002. The Company has determined that the impact of adopting this EITF on the Company's financial statements is not material.

             WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

However, the "cost" of certain sales incentives or consideration previously recognized in the Company's financial statements as operating expenses will be reclassified as reductions in net sales and/or increases in cost of goods sold. If the Company had adopted this EITF at June 1, 2001, and applied the applicable provisions retroactively, gross profit for the nine months ended February 28, 2002 and 2001 would have decreased by approximately $12.9 million and $10.7 million, respectively, and selling and marketing expenses would have decreased by like amounts for the respective periods.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB No. 17, "Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment rather than amortize them, is effective for the Company's financial statements as of June 1, 2002. At February 28, 2002, the net book value of the Company's intangible assets was $39.2 million, including $32.4 million in goodwill. While the Company has not completed its analysis of SFAS No. 142, the impact of its adoption to the consolidated financial statements is expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS. STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION STATEMENTS WHICH ARE PRECEDED BY, FOLLOWED BY OR INCLUDE THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "ESTIMATES," "MAY," "SHOULD" OR SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW.

     IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED TO: THE INABILITY TO ACHIEVE COST SAVINGS AND OPERATIONAL EFFICIENCIES THROUGH REORGANIZATION, DEPENDENCE ON INDIVIDUAL PRODUCTS, THE INABILITY TO SUCCESSFULLY RESTRUCTURE HALEKO AND MAKE IT PROFITABLE, THE INABILITY TO SUCCESSFULLY UTILIZE AVAILABLE CASH RESULTING FROM SUSPENSION OF THE COMPANY'S QUARTERLY DIVIDEND, DEPENDENCE ON INDIVIDUAL CUSTOMERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING (INCLUDING PRIVATE LABEL), MARKET AND INDUSTRY CONDITIONS (INCLUDING PRICING, DEMAND FOR PRODUCTS, LEVEL OF TRADE INVENTORIES AND RAW MATERIALS AVAILABILITY AND PRICING), THE SUCCESS OF PRODUCT DEVELOPMENT AND NEW PRODUCT INTRODUCTIONS INTO THE MARKETPLACE, CHANGES IN LAWS AND REGULATIONS, LITIGATION AND GOVERNMENT REGULATORY ACTION, LACK OF AVAILABLE PRODUCT LIABILITY INSURANCE FOR PRODUCTS CONTAINING EPHEDRINE, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, ADVERSE

PUBLICITY REGARDING THE CONSUMPTION OF NUTRITIONAL SUPPLEMENTS, AND OTHER FACTORS DISCUSSED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT OR MAY BE OBTAINED AT THE SEC'S WEBSITE (WWW.SEC.GOV).

GENERAL

     Weider Nutrition International, Inc. (the "Company") develops, manufactures, markets and distributes branded and private label nutritional supplements in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars consisting of approximately 875 nutritional supplement stock keeping units ("SKUs") domestically and internationally. The Company has a portfolio of recognized brands, including Schiff(R), Weider(R), American Body Building(TM), Tiger's Milk(R), Multipower(R) and Multaben that are primarily marketed through mass market, health food store and/or health club and gym distribution channels. The Company markets its branded nutritional supplement products, both domestically and internationally, in four principal categories: specialty, vitamins, minerals and herbs; sports nutrition; weight management; and nutrition bars. The Company also markets a line of sportswear in Europe, primarily in Germany, under the Venice Beach brand.

     During the latter part of the fiscal 2002 second quarter, management initiated a plan to reorganize the Company into three business units. Upon completion of the reorganization, these business units will include the Schiff(R) Specialty Nutrition Unit, the Active Nutrition Unit and the Haleko Unit.

     The Schiff(R) Specialty Nutrition Unit will contain the Schiff(R) and Schiff(R) Move Free(TM) brands, as well as private label capsule and tablet business. Private label business is limited to those customers that otherwise carry the Company's branded products. The Active Nutrition Unit will include the American Body Building(TM), Tiger's Milk(R) and Weider(R) branded global businesses. The Haleko Unit, the Company's primary European subsidiary, will include the Multipower(R) and Multaben nutritional supplement brands as well as the Venice Beach sports apparel and private label businesses. Upon completion of the reorganization, the business units are anticipated to be managed independently, each with its own research and development, and sales and marketing resources, supported by operations and technical services, and administrative functions.

     The Company's principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and its telephone number is (801) 975-5000. As used herein, the "Company" means Weider Nutrition International, Inc. and its subsidiaries, except where indicated otherwise.

RESULTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THREE MONTHS
ENDED FEBRUARY 28, 2001

     The following table shows selected items expressed on an actual basis and as a percentage of net sales for the respective interim periods:

                                                     Three Months Ended February 28,
                                       ----------------------------------------------------------
                                                2002                              2001
                                       ------------------------         -------------------------
                                                                (dollars in thousands)
Net sales ....................         $ 79,112           100.0%        $ 91,475            100.0%
Cost of goods sold ...........           47,374            59.9           57,789             63.2
                                       --------          ------         --------          -------
Gross profit .................           31,738            40.1           33,686             36.8
                                       --------          ------         --------          -------
Operating expenses ...........           27,572            34.8           33,039             36.1
Litigation settlement ........             (193)            (.2)              --               --
                                       --------          ------         --------          -------
Total operating expenses .....           27,379            34.6           33,039             36.1
                                       --------          ------         --------          -------

Income from operations .......            4,359             5.5              647              0.7
Other expense, net ...........            1,829             2.3            2,633              2.9
Income taxes (benefit) .......            1,281             1.6           (1,334)            (1.5)
                                       --------          ------         --------          -------
Net income (loss) ............         $  1,249             1.6%        $   (652)            (0.7)%
                                       ========          ======         ========          =======

     NET SALES. Net sales for the fiscal 2002 third quarter decreased $12.4 million, or 13.5%, to $79.1 million from $91.5 million for the fiscal 2001 third quarter. Domestically, net sales decreased approximately 17.7% to $50.9 million for the fiscal 2002 third quarter from $61.9 million for the fiscal 2001 third quarter. Internationally, net sales decreased approximately 4.8% to $28.2 million for the fiscal 2002 third quarter from $29.6 million for the fiscal 2001 third quarter.

     Fiscal 2002 third quarter sales to domestic mass market retailers decreased approximately 14.2% to $44.1 million from fiscal 2001 third quarter sales of $51.4 million. The decrease in sales to mass market retailers was primarily the result of decreased sales to existing accounts of the Company's Schiff(R) Move Free(TM) branded products. Net sales of Schiff(R) Move Free(TM) amounted to $20.6 million for the fiscal 2002 third quarter, compared to $28.2 million for the fiscal 2001 third quarter. As a result of continuing private label and other competitive considerations, including pricing pressures, the Company expects net sales of Schiff(R) Move Free(TM) to continue to decrease in the fiscal 2002 fourth quarter. Sales to domestic health food store distributors and retailers decreased approximately 61.5% to $1.8 million for the fiscal 2002 third quarter from $4.8 million for the fiscal 2001 third quarter, primarily as a result of reduced sales volume with a large retailer.

     International sales volume decreased primarily due to a reduction in sportswear sales. Net sales of sportswear decreased 14.1% to approximately $8.8 million for the three months ended February 28, 2002 from approximately $10.2 million for the three months ended February 28, 2001. The reduction in sportswear net sales resulted primarily from a decrease in shipments to certain department stores and the implementation of strategic measures aimed at improving margins, by focusing the apparel business in more profitable accounts. Overall nutritional supplement and private label sales in international markets were relatively constant for the three months ended February 28, 2002 and 2001.

     The Company's product mix between branded and private label sales volume is changing. Private label sales volume represented 22.3% of total net sales for the three months ended February 28, 2002, compared to 20.7% for the three months ended February 28, 2001. The Company expects private label sales volume, as a percentage of total net sales, to continue to increase.

     GROSS PROFIT. Gross profit decreased approximately 5.8% to $31.7 million for the quarter ended February 28, 2002, compared to $33.7 million for the quarter ended February 28, 2001. Gross profit, as a percentage of net sales, was 40.1% for the quarter ended February 28, 2002, compared to 36.8% for the quarter ended February 28, 2001. Domestic gross profit percentage increased to 42.7% from 39.9% due to product sales mix, improved net raw material costs and operating efficiencies. International gross profit percentage increased to 35.5% from 30.5% primarily due to higher margins on sportswear sales and a decrease in inventory related charges. As a result of continuing private label and other competitive pressures, the Company expects gross profit, as a percentage of net sales, to decrease in the fiscal 2002 fourth quarter.

     OPERATING EXPENSES. Operating expenses decreased approximately 17.1% to $27.4 million for the fiscal 2002 third quarter from $33.0 million for the fiscal 2001 third quarter. The reduction in operating expenses was primarily attributable to a decrease in domestic selling and marketing expenses.

     Selling and marketing expenses decreased approximately 21.2% to $18.6 million for the fiscal 2002 third quarter from $23.6 million for the fiscal 2001 third quarter. The decrease in selling and marketing expenses resulted primarily from the Company's decision to reduce discretionary domestic national advertising and consumer marketing costs.

     General and administrative expenses remained relatively constant for the quarters ended February 28, 2002 and 2001 at approximately $7.0 million and $7.2 million, respectively.

     OTHER EXPENSE. Other expense, net, was $1.8 million for the quarter ended February 28, 2002, compared to $2.6 million for the quarter ended February 28, 2001. The decrease resulted from reductions in net interest expense, associated with a reduction in debt and a lower overall effective borrowing rate.

     PROVISION FOR INCOME TAXES. Provision for income taxes was $1.3 million for the quarter ended February 28, 2002, compared to a $1.3 million tax benefit for the quarter ended February 28, 2001. The change resulted from the increase in pre-tax earnings and the net effect of tax rate differences for the Company's domestic and international operations. In addition, the Company is currently not recognizing an income tax benefit on losses incurred by the Haleko subsidiary.

NINE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO NINE MONTHS
ENDED FEBRUARY 28, 2001

     NET SALES. Net sales for the nine months ended February 28, 2002 decreased $17.0 million, or 6.5%, to $244.2 million from $261.2 million for the nine months ended February 28, 2001. Domestically, net sales decreased approximately 8.8% to $155.0 million for the nine months ended February 28, 2002, from $170.0 million for the nine months ended February 28, 2001. Internationally, net sales declined slightly to $89.2 million for the first nine months of fiscal 2002 from $91.3 million for the prior comparable period.

     Sales to domestic mass market retailers decreased approximately 2.3% to $130.5 million for the nine months ended February 28, 2002 from $133.6 million for the nine months ended February 28, 2001. The decrease in sales to mass market retailers was primarily the result of decreased sales of Schiff(R) Move Free(TM) to existing accounts partially offset by an increase in private label sales volume. Net sales of Schiff(R) Move Free(TM) amounted to $61.6 million for the nine months ending February 28, 2002, compared to $71.5 million for the nine months ending February 28, 2001. As a result of continuing private label and other competitive considerations, including pricing pressures, the Company expects net sales of Schiff(R) Move Free(TM) to continue to decrease in the fiscal 2002 fourth quarter. Sales to domestic health food store distributors and retailers decreased approximately 58.9% to $7.2 million for the first nine months of fiscal 2002 from $17.6 million for the first nine months of fiscal 2001. The decrease in sales in the health food distribution channel resulted primarily from reduced branded and private label sales volume with a large retailer.

     Internationally, reductions in sales of sportswear apparel were partially offset by increases in private label sales. The reduction in sportswear net sales of approximately $6.3 million, or 21.1%, resulted primarily from a decrease in shipments to department stores. Sportswear sales volume amounted to approximately $23.7 million and $30.0 million, respectively, for the nine months ending February 28, 2002 and 2001. Overall, nutritional supplement and private label sales amounted to $65.5 million and $61.3 million, respectively, for the nine months ending February 28, 2002 and 2001.

     Private label net sales volume represented 22.4% of total net sales for the nine months ended February 28, 2002, compared to 18.9% for the nine months ended February 28, 2001.

     GROSS PROFIT. Gross profit decreased approximately 9.8% to $91.9 million for the nine months ended February 28, 2002, compared to $101.9 million for the nine months ended February 28, 2001. Gross profit, as a percentage of net sales, was 37.6% for the nine months ended February 28, 2002, compared to 39.0% for the nine months ended February 28, 2001. The decrease in the gross profit percentage resulted primarily from a decrease in gross margins on European sportswear sales and lower gross margins on increased international and domestic private label sales.

     OPERATING EXPENSES. Operating expenses for the first nine months of fiscal 2002 decreased approximately 8.6% to $85.6 million from $93.6 million for the first nine months of fiscal 2001. During the first nine months of fiscal 2002, the Company recognized $1.7 million of severance and reorganization costs and $.4 million of litigation settlement income. During the first nine months of fiscal 2001, the Company received approximately $3.6 million from the settlement of litigation. Also, during the first nine months of fiscal 2001, the Company closed its Las Vegas, Nevada facility and completed the consolidation of beverage manufacturing to its South Carolina facility, recognizing approximately $0.6 million in net consolidation and transition related costs. Excluding the effects of these items, operating expenses decreased $12.2 million, or 12.7%, during the first nine months of fiscal 2002 in comparison to the first nine months of fiscal 2001. The decrease resulted primarily from reductions in both selling and marketing expenses and general and administrative related costs.

     Selling and marketing expenses decreased approximately 14.0% to $58.3 million for the first nine months of fiscal 2002 from $67.8 million for the first nine months of fiscal 2001. The decrease in selling and marketing expenses resulted primarily from the Company's decision to reduce discretionary domestic national advertising and consumer marketing costs, and was impacted by expenses incurred in the first nine months of the prior year associated with the Company's Schiff(R) Move Free(TM) brand name transition.

     General and administrative expenses decreased approximately 9.0% to $19.9 million for the nine months ended February 28, 2002 from $21.9 million for the nine months ended February 28, 2001. The decrease in general and administrative expenses resulted primarily from a decrease in outside professional and legal related costs, personnel related expenses and depreciation expense.

     OTHER EXPENSE. Other expense, net, was $6.5 million for the nine months ended February 28, 2002, compared to $7.9 million for the nine months ended February 28, 2001. Reductions in net interest expense, primarily due to a reduction in debt and a lower overall effective borrowing rate, were partially offset by an increase in other non-operating costs. The increase in other non-operating costs was primarily attributable to provisions for potentially unrealizable interest accrued on notes receivable related to stock performance units.

     PROVISION FOR INCOME TAXES. Provision for income taxes was $2.8 million for the nine months ended February 28, 2002, compared to $0.5 million tax benefit for the nine months ended February 28, 2001. The change resulted primarily from the increase in pre-tax earnings and the net effect of tax rate differences of the Company's domestic and international operations. During the first nine months of fiscal 2002, the Company did not recognize an income tax benefit on losses incurred by its Haleko subsidiary.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's working capital decreased $15.9 million to approximately $29.4 million at February 28, 2002 from $45.3 million at May 31, 2001. The decrease in working capital resulted primarily from decreases in receivables and inventories, partially offset by a decrease in accounts payable. Inventories decreased approximately $14.1 million primarily as a result of continuing improvements in inventory management, the timing of shipments to customers and lower revenues. The decrease in receivables of $10.2 million was primarily attributable to lower sales in the third quarter of fiscal 2002, as compared to the fourth quarter of fiscal 2001.

     The Company and its domestic subsidiaries have a $90.0 million senior credit facility (the "Credit Facility") with Bankers Trust Company. The Credit Facility is comprised of a $30.0 million amortizing term loan and a $60.0 million revolving loan. The term loan, with an outstanding balance of $21.1 million at February 28, 2002, requires repayment of $5.3 million over the next twelve-month period. Under the revolving loan, the Company may borrow up to the lesser of $60.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $30.0 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Facility is being used to fund the normal working capital and capital expenditure requirements of the Company. At February 28, 2002, the outstanding balance of the revolving loan was $10.2 million, and the Company had approximately $19.0 million in available revolving loan funds.

     The Company's domestic operations are also supported by a $10.0 million senior subordinated loan (the "Subordinated Loan"). The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances.

     The Company's European working capital needs (primarily Haleko) are supported by a Germany based secured credit facility (the "Haleko Facility") that renews annually, in June. During the fiscal 2002 second quarter, the Company agreed to terms with Deutsche Bank AG whereby certain provisions of the Haleko Facility would be modified. The agreed upon modifications, finalized in December 2001, included an increase to approximately $21.1 million in the revolving loan and an agreement to waive compliance with certain covenants, as necessary, through April 30, 2002, as extended. At February 28, 2002, the outstanding balance of the Haleko Facility was $14.5 million, included in current portion of long-term debt, and the Company had approximately $6.1 million in available revolving loan funds.

     In February 2002, the Company announced the suspension of its $0.0375 quarterly dividend on its common stock. The Company anticipates that the available cash from the dividend suspension, approximately $1.0 million quarterly, will be utilized for debt reduction, sales and marketing initiatives, research and development, and other general corporate purposes. The Company believes that available revolving loan funds and cash generated from operations provide the Company with sufficient resources for the next twelve months.

     IMPACT OF INFLATION. The Company has historically been able to pass inflationary increases for raw materials and other costs through to its customers and anticipates that it will be able to continue to do so in the future. However, there can be no assurance that the Company will be able to pass inflationary increases on to its customers.

     SEASONALITY. The Company's business can be seasonal, with lower sales realized during the first and second fiscal quarters and higher sales realized during the third and fourth fiscal quarters. The Company believes such fluctuations in sales are the result of greater marketing and promotional activities toward the end of each fiscal year, customer buying patterns, including seasonal sportswear considerations, and consumer spending patterns related primarily to the consumers' interest in achieving personal health and fitness goals after the beginning of each new calendar year and before the summer fashion season.

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

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WEIDER NUTRITION INTERNATIONAL, INC.

Date: March 22, 2002                    By: /s/ Bruce J. Wood
                                            -------------------------------
                                            Bruce J. Wood
                                            President, Chief Executive Officer
                                            and Director



Date: March 22, 2002                    By: /s/ Joseph W. Baty
                                            -------------------------------
                                            Joseph W. Baty
                                            Executive Vice President and
                                            Chief Financial Officer