Form 10-K
period 2002-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2002-08-29
CIK 1022368

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The number of shares outstanding of the Registrant's Class A and Class B common stock is 26,249,436 (as of August 12, 2002).

        The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $17,100,000 (as of August 12, 2002).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will subsequently be filed with the SEC, are incorporated by reference into Part III.

PART I

Note on Forward Looking Statements

        Certain statements made in this Annual Report on Form 10-K under the captions "Business," "Factors Affecting Future Performance," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "estimates," "may," "should," or similar expressions, are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially. We disclaim any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

        Important factors that may affect future results include, but are not limited to: the inability to achieve cost savings and operational efficiencies through reorganization, dependence on individual products, the inability to successfully restructure our Haleko business unit and make it profitable, the inability to successfully utilize available cash resulting from suspension of the company's quarterly dividend, dependence on individual customers, the impact of competitive products and pricing (including private label), market and industry conditions (including pricing, demand for products, level of trade inventories and raw materials availability and pricing), the success of product development and new product introductions into the marketplace, changes in laws and regulations, litigation and government regulatory action, lack of available product liability insurance for products containing ephedra, uncertainty of market acceptance of new products, adverse publicity regarding the consumption of nutritional supplements, changes in accounting standards, and other factors discussed in Items 1, 3 and 7 of this Annual Report.

ITEM 1. BUSINESS

General

        Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars consisting of approximately 775 stock keeping units ("SKUs") domestically and internationally. Our portfolio of recognized brands, including Schiff®, Weider®, Tiger's Milk®, Multipower® and Multaben, are primarily marketed through mass market, health food store and health club and gym distribution channels. We market our branded nutritional supplement products, both domestically and internationally, in four principal categories:

  •
  specialty supplements, vitamins and minerals;

  •
  sports nutrition;

  •
  weight management; and

  •
  nutrition bars.

        We also market a line of sportswear in Europe, primarily in Germany, under the Venice Beach® brand.

        During fiscal 2002, we initiated a plan to reorganize into three business units: the Schiff® Specialty Unit, the Active Nutrition Unit and the Haleko Unit. The Schiff® Specialty Unit contains the Schiff® and Schiff® Move Free® brands, as well as private label business limited to customers that otherwise carry our products. The Active Nutrition Unit includes Weider® branded global businesses and our

Tiger's Milk® brand. The Haleko Unit, our primary European subsidiary, includes the Multipower® and Multaben nutritional supplement brands, the Venice Beach® sports apparel brand, and private label businesses.

        Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000. We were incorporated in Delaware in 1996.

Recent Developments

        On July 26, 2002, we announced the sale of substantially all of the assets and certain associated liabilities relating to our American Body Building™ and Science Foods® brands. The sales price included $5.65 million in cash and the assumption of an approximate $246,000 mortgage on the accompanying beverage facility in South Carolina. The transaction resulted in a pre-tax impairment loss of approximately $9.0 million during the fiscal 2002 fourth quarter, primarily associated with the write-off of goodwill and other intangible assets. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Industry Overview

        The market for vitamins, minerals, specialty, sports nutrition and other supplements experienced significant growth during the mid-to-late 1990's. We believe the growth of the nutrition and dietary supplement market has resulted from increased awareness of the health benefits of diet, nutrition, and dietary supplements, a growing population of older Americans more likely to consume dietary supplements and nutritional products, increased interest in alternative medicine and holistic health, and successful product introductions.

        In recent periods, however, nutritional supplement companies, analysts, publications and other industry sources have indicated a significantly slower growth rate in the nutritional supplement industry. We believe that the slowdown is due in part, among other factors, to the lack of industry-wide "blockbuster" products, negative publicity regarding certain ingredients, products and companies in the industry, slower growth or reduction in certain instances of retail shelf space, and increased competition, including intense private label expansion.

        Despite the recent slowdown in the industry growth rate, we believe that demand for dietary supplements will continue over the long-term. We believe that Americans' desire for preventive health care will increase demand for dietary supplements. According to the U.S. Census Bureau, the number of consumers 35-and-older, who are the majority of regular consumers of dietary supplements, is projected to increase faster than the general population through 2010. Reports and medical research indicating a correlation between consumption of specific nutrients and better health and reduced incidence of certain diseases continue to heighten public awareness of the benefits of dietary supplements for health.

        Although data from the fragmented international markets is not readily available, we believe similar demographics, events, and other trends also present certain future opportunities in international markets.

Brands, Products and Distribution

        During fiscal 2002, we initiated a plan to reorganize into three business units: the Schiff® Specialty Unit, the Active Nutrition Unit and the Haleko Unit. The business units are managed independently, each with its own sales and marketing resources, and supported by product research and development, operations and technical services, and administrative functions.

        The following table shows comparative net sales results categorized by business unit and as a percentage of net sales for fiscal 2002, 2001 and 2000 (dollars in thousands):

	2002		2001		2000
Schiff® Specialty	$150,558	48.4%	$156,669	45.8%	$159,628	44.9%
Active Nutrition	57,921	18.6	71,294	20.8	89,290	25.1
Haleko	104,787	33.7	116,740	34.1	108,210	30.5
Inter-divsional	(2,196)	(.7)	(2,399)	(.7)	(1,873)	(.5)

Total	$311,070	100.0%	$342,304	100.0%	$355,255	100.0%

Schiff® Specialty Unit

        We market a complete line of specialty supplements, vitamins and minerals under the Schiff® brand, which has been familiar to consumers for over 60 years. The Schiff® brand emphasizes high quality, natural formulas, primarily consisting of tablet, capsule and softgel product forms.

        In response to consumers who seek a more natural and preventive approach to their health care, the industry has developed emerging specialty supplement categories as alternatives or complements to over-the-counter and pharmaceutical products. Our specialty supplements include certain joint health products marketed under the Schiff® brand, including our Move Free® and other glucosamine and chondroitin compounds. Our Move Free® product is one of the leading joint health products in the mass market channel. Net sales of Schiff® Move Free® brand products were $67.9 million, $83.5 million and $98.0 million, respectively, for fiscal 2002, 2001 and 2000.

        Our Schiff® brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to healthy diet and exercise. Schiff® brand vitamin products include:

  •
  multivitamins, such as Single Day;

  •
  individual vitamins, such as Vitamin C and Vitamin E;

  •
  minerals, such as Calcium;

  •
  specialty formulas for women, such as Menopause and Breast Health; and

  •
  other specialty formulas, such as Melatonin, Niacin and Folic Acid.

        The Schiff® brand is marketed primarily in the mass market, with additional limited distribution in health food stores. Our products are sold domestically in leading retail outlets in all 50 states. Our mass market customers include:

  •
  mass merchandisers, such as Wal-Mart and Target;

  •
  warehouse clubs, such as Costco and Sam's Club;

  •
  supermarkets, such as Albertson's, Giant, Safeway and Fred Meyer; and

  •
  drug stores, such as CVS and Rite Aid.

        We service the health food market primarily through sales to leading health food retailers and distributors. We also have expanded sales of certain Schiff® products to various international markets on an export basis. For certain retail customers where we sell our branded products, we also provide private label products.

Active Nutrition Unit

        Our Active Nutrition Unit develops and markets sports nutrition, nutritional bar and weight management products primarily under the Weider® and Tiger's Milk® brands. In July 2002, we sold substantially all of the assets and certain associated liabilities relating to our American Body Building™ and Science Foods® brands. See "Recent Developments" above.

        The Weider® brand includes a wide variety of sports nutrition products designed to enhance athletic performance and results achieved through exercise and training. These products replenish vital nutrients expended during exercise, training, and performance, and are formulated to enhance exercise and fat-loss programs. The target consumers for these products include "on-the-go" individuals, fitness enthusiasts, bodybuilders, and athletes. Weider® brand products are distributed through food, drug and mass market retailers and health clubs and gyms. Weider® brand products include:

  •
  powdered drink mixes, such as Weider Mass Weight Gainer 1000;

  •
  tablets and capsules, such as Weider Creatine Caps;

  •
  ready-to-drink beverages, such as Weider® Ultra Pro Shakes; and

  •
  nutrition bars, such as Weider® Ultra Pro Bars.

        The Active Nutrition Unit also includes Tiger's Milk® and Fi-Bar® nutrition bar products. The Tiger's Milk® product line includes several nutrition bars that supply significant amounts of protein, vitamins and other essential nutrients with less fat than a traditional candy bar. The Fi-Bar® product line is comprised of fat-free granola bars and fruit and nut bars coated with yogurt, chocolate or carob made without hydrogenated fats. The Tiger's Milk® and Fi-Bar® brands are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars.

        Our Active Nutrition Unit also researches, develops and markets natural products utilizing vitamins, herbs and other nutritional ingredients formulated to support weight management. The products are specifically formulated, packaged and priced to appeal to a wide variety of consumers with specific physiological needs and goals, and are distributed primarily through the mass market channel. Our weight management products are primarily sold under the Weider® and Fat Burners brands. In connection with the sale of the American Body Building™ brand, we have recently discontinued the sale of weight management products for all brands that contain naturally-occurring ephedra alkaloids from the Chinese herb ma huang. See "Government Regulation" and "Item 3—Legal Proceedings."

        The Active Nutrition Unit products are primarily distributed through mass market retailers, convenience and health food stores, and health clubs and gyms. We also market certain Weider® and other products on an export basis to South America, eastern Europe, the Middle East and the Pacific Rim through relationships with certain mass market retailers with international operations and through a network of distributors.

        Prior to the July 2002 sale of the American Body Building™ and Science Foods® brands, we distributed products under these brands primarily to health clubs and gyms through a brand related distributor network. American Body Building™ and Science Foods® products were primarily ready-to-drink beverages and powdered drink mixes intended for energy, recovery and weight control.

Haleko Unit

        Our Haleko Unit develops, manufactures and markets sports nutrition, nutrition products and sportswear primarily under the Multipower®, Multaben and Venice Beach® brands. Acquired in 1998, Haleko has premium nutritional supplement brands in Europe and significant nutritional supplement manufacturing capabilities in Germany.

        Haleko's leading sports nutrition brand is Multipower®, which includes a wide variety of products primarily marketed to health clubs and gyms in Germany and to a number of other European countries on an export basis. Haleko also markets weight management and nutrition products under the Multaben brand primarily to mass market accounts in Germany. Multaben products include a variety of beverages, soups and other meal replacement products as well as nutrition bars. Haleko also markets a line of sportswear under the Venice Beach® brand. Sportswear is primarily sold in Germany to department stores, health clubs and gyms, and specialty sportswear retail stores. Sales of sportswear represented approximately 29%, 39% and 35%, respectively, of Haleko's revenues for fiscal 2002, 2001 and 2000. Haleko also has a presence in private label nutritional products, providing a variety of SKUs to a number of German retailers as well as various international customers.

Sales and Marketing

        Our sales force for our Schiff® Specialty Unit and Active Nutrition Unit consists of dedicated sales professionals who are assigned to specific accounts, classes of trade and/or geographic territories. These sales professionals work with retailers and distributors to increase knowledge of our products and general nutritional supplement benefits, solicit orders for our products, maximize our shelf presence and provide related product sales assistance. We also utilize brokers to market our products in certain accounts and classes of trade.

        For our Haleko Unit, our sales resources are dedicated to each Haleko business unit. Multipower® has a focused gym and export sales force, Multaben has a focused mass market sales force, and Venice Beach® has a focused group of apparel sales professionals.

        We market our products using a mix of trade and consumer promotions, television, radio and print media advertising and consumer education. Our advertising and marketing expenditures, including certain sales incentives reflected as reductions in net sales and/or increases in cost of goods sold per EITF No. 01-9 (See "Item 7—Management's Discussion and Analysis—Overview"), were approximately $38.3 million, $46.2 million and $44.0 million, respectively, for fiscal 2002, 2001 and 2000.

        During fiscal 2002, we continued to focus on brand building support for our core brands, particularly relating to our Schiff® Move Free® joint health products. The Company employed primarily magazine and newspaper media in fiscal 2002, along with several targeted direct mail and public relations campaigns. During fiscal 2002, our advertisements appeared in various magazines, newspapers and other publications, including:

  •
  Consumer magazines, such as Arthritis Today and Prevention;

  •
  Trade magazines, such as Whole Foods, Vitamin Retailer and Mass Market Retailer; and

  •
  Several magazines published by Weider Publications, Inc., one of our affiliates, including Muscle and Fitness, Flex, Shape, Men's Fitness and Natural Health.

        Another key component of our marketing strategy is to educate consumers about innovative, safe and beneficial nutritional supplement products. We participate in consumer education at conferences and numerous trade and consumer shows representing all current distribution channels. We also sponsor and/or attend various sporting events, including leading professional body building competitions such as The Mr. Olympia, The Arnold Schwarzenegger Classic and numerous local National Physique Committee bodybuilding competitions. During fiscal 2002, we also redesigned our Schiffvitamins.com website to provide additional educational information to consumers and customers.

Product Research and Development

        We are committed to research and development to create safe and efficacious new products and existing product line extensions. New product development is important to the nutritional supplement industry to create new market opportunities, meet consumer demand and strengthen relationships with customers.

        We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits. To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing, and packaging development, perform product quality and stability studies, invest in product efficacy studies, and conduct consumer market research to sample consumer opinions on product concepts, and product design, packaging, advertising, and marketing campaigns. For research and development initiatives, we conduct research and development in our own facilities and with strategic third parties. Our product research and development expenditures were approximately $4.5 million, $6.0 million, and $4.9 million, respectively, in fiscal 2002, 2001 and 2000.

Manufacturing and Product Quality

        We manufacture the majority of our domestic products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which includes our main distribution center and primary administrative offices. Our Salt Lake City capsule and tablet facility is designed and operated to meet United States Pharmacopoeia compliance standards. We were awarded an "A" rating by the National Nutritional Foods Association. Our packaging, counting and filling operations are fully computerized to promote accuracy and compliance with weights and measures regulations. We have invested in production line flexibility to accommodate various filling sizes, weights or counts of product and final shipped unit configurations to fulfill customer and ultimate consumer needs. The distribution center features a high-rise racked warehouse and a fully automated "order-pick" system using optical readers that interpret bar coded labels on each shipping container. We maintain and operate an MRP system fully integrated with distribution, warehousing and quality control, that provides real time lot and quality tracking of raw materials, work in progress and finished goods.

        In July 2002, our sale of substantially all of the assets and certain associated liabilities relating to our America Body Building™ and Science Foods® brands included the sale of our beverage manufacturing facility in South Carolina.

        Internationally, we have two primary manufacturing facilities. We have a capsule, tablet and powder facility in Bleckede, Germany that manufactures products distributed throughout Europe. This facility has received ISO 9002 certification. Our facility in Madrid, Spain primarily produces powders for distribution in Spain, France and Italy.

        Our quality management systems are detailed and rigorous, and include a supplier certification selection process and other analytical processes and procedures. The quality management systems also include professionally equipped and staffed analytical finished product evaluation for compliance to specification. Our products are also subject to extensive shelf life stability testing through which we determine the effects of aging on our products. Certified outside laboratories are used routinely to evaluate our internal test laboratory performance and to supplement our internal testing procedures and capabilities.

Competition

        The market for the sale of nutritional supplements is highly competitive. We believe that competition is based principally upon price, quality of products, customer service and marketing support. We believe that we compete favorably with other industry companies in these areas.

        Our competition includes numerous nutritional companies that are highly fragmented in terms of both geographic market coverage and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market.

These companies and many nutritional supplement companies have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories, compete with our products. Increased competition from such companies and from private label pressures could have a material adverse effect on our financial results and operations.

        As the nutritional supplement industry grows and evolves, we believe retailers will align themselves with suppliers who are financially stable, market a broad portfolio of products and offer superior customer service. We believe that we compete favorably with other nutritional supplement companies because of our brand names, customer service, competitive pricing, sales and marketing support and quality of our product lines.

Government Regulation

        Our products include foods and dietary supplements, which are subject to the laws and regulations of federal governmental agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission (the FTC), the U.S. Department of Agriculture, and the Environmental Protection Agency, and also the various agencies of the states, localities and countries in which we sell our products.

        The FDA regulates foods and dietary supplements through the Food Drug and Cosmetic Act (the FDCA) and amendments thereto, including the Dietary Supplement Health and Education Act of 1994, as amended (DSHEA), which was intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA establishes a statutory class of dietary supplements, including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA dietary ingredients on the market before October 15, 1994 may be used without further notification to the FDA. However, dietary ingredients not marketed prior to October 15, 1994 require submission to the FDA evidencing a history of use or other evidence of safety to establish that the ingredient will reasonably be expected to be safe.

        DSHEA permits statements of "nutritional support" for dietary supplements that may describe how particular dietary ingredients, or the mechanism of action by which dietary ingredients, affect the structure, function or general well-being of the body. These statements of nutritional support, or "structure/function claims," may not make a health claim or disease claim, meaning that a statement may not expressly or implicitly claim to treat, prevent, cure, or mitigate an illness or disease unless the claim was authorized by the FDA. A structure/function claim in advertising or on a product label must have scientific substantiation that the claim is truthful and not misleading, have a disclaimer that the statement has not been reviewed by the FDA, and have been disclosed to the FDA that the claim would be used for a product. Our policy is to label products in accordance with applicable laws and regulations, which are amended and repealed from time to time. We cannot provide assurance that a regulatory agency will not deem one or more of our product claims or labels to be impermissible and to take adverse action against us, including warning letters, fines, product recalls and product seizures.

        We anticipate that the FDA will soon propose final good manufacturing practices (GMPs) for dietary supplements, which are authorized under DSHEA. If finalized, the proposed GMPs would require quality control provisions similar to GMPs for drugs. These GMPs, if adopted, may result in increased expenses, changes to or discontinuance of products, or implementation of additional record keeping and administrative procedures.

        Some of our products are conventional foods, which are also subject to the Nutrition Labeling and Education Act of 1990 (the NLEA). The NLEA prohibits health claims being made for a food without prior FDA approval. Most of our products are classified dietary supplements.

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

        In the past several years, the FTC has instituted several enforcement actions against dietary supplement companies alleging false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and/or the payment of fines by certain of the companies involved. The FTC continues to monitor advertising with respect to dietary supplements and, accordingly, from time to time we received inquiries from the FTC with respect to our advertising.

        We are a party to a consent order which was signed by Weider Health and Fitness in 1985, which governs certain advertising claims relating to certain muscle building products. In addition, we entered into a consent decree with the FTC effective November 2000 governing diet and weight loss claims and certain disease, safety and comparative health benefit claims.

        Our international activities are subject to regulation in each country in which we have operations or sell or distribute our products. The various laws and regulations differ materially in some respects from U.S. laws and regulations, sometimes causing higher costs and expenses, product reformulations, and delay. In countries in which we do not have direct operations, independent distributors generally have responsibility for compliance with applicable foreign laws and regulations. These distributors are independent contractors over whom we have limited control.

Intellectual Property

        We own (or have filed for) over 125 trademarks registered with the United States Patent and Trademark Office or similar regulatory agencies in certain other countries for its Schiff®, Weider®, Tiger's Milk®, Multipower®, Multaben and Venice Beach® brands and certain of our products, processes and slogans. We also license rights for other names material to our business and for the use of the Schiff®, Weider® and Tiger's Milk® brand names in certain countries outside of North America. The Company protects its trademark and other intellectual property rights.

        We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We register certain of our trademarks in certain foreign jurisdictions where our products are sold or distributed. However, the protection available in such jurisdictions may not be as extensive as the protection available to us in the United States.

Employees

        At July 31, 2002, we employed approximately 755 persons, of whom approximately 495 were in management, sales, purchasing, logistics and administration and approximately 260 were in manufacturing operations. In addition, we utilize temporary employees in some of our manufacturing processes. We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

Factors Affecting Future Performance

        Dependence on Significant Customers.    Our largest customers are Costco and Wal-Mart. These two customers accounted for approximately 43%, 39% and 38%, respectively, of our total net sales for fiscal 2002, 2001 and 2000. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, could have a material adverse effect on our results of operations or financial condition. We cannot assure you that Costco and/or Wal-Mart will continue to be significant customers.

        Dependence on Individual Products.    Certain products and product lines account for a significant amount of our total revenues. Net sales for our Schiff® Move Free® brand were approximately 22%, 24% and 28%, respectively, of our total net sales for fiscal 2002, 2001 and 2000. We cannot assure you that individual or groups of similar products currently experiencing strong popularity and growth will maintain sales levels over time.

        Dependence on New Products.    We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products. Although we seek to introduce additional products each year in existing markets, the success of new products is subject to a number of variables, including developing products that will appeal to customers and comply with applicable regulations. We cannot assure you that our efforts to develop and introduce innovative new products will be successful or that customers will accept new products.

        Risks of Competition.    The market for the sale of nutritional supplements is highly competitive. Certain of the Company's principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories, also create significant competition with our products. Increased competition from such companies and from private label pressures could have a material adverse effect on our financial results and operations.

        Effect of Unfavorable Publicity.    We believe our sales depend on consumer perceptions of the safety, quality and efficacy of our products. Consumer perceptions are influenced by national media attention regarding our products and other nutritional supplements. We cannot assure you that future publicity or scientific research will not be unfavorable to the nutritional supplement market or any particular product, or inconsistent with previous favorable publicity or research. Future reports of research that are perceived as less favorable or that question such earlier research could have a material adverse effect on our business or financial results. See "Item 3—Legal Procedures" and "Product Liability and Availability of Related Insurance" below.

        Ma Huang, also known as ephedra, has been the subject of certain adverse publicity relating to alleged harmful or adverse effects. The FDA has reviewed the proposal of regulations relating to the sale of dietary supplements containing ephedra. A number of state and local governments also have proposed or passed legislation regulating or prohibiting the sale of ephedra products. We are not able to predict whether ephedra products will be subject to further federal, state, local or foreign laws or regulations. We are currently a party to four lawsuits regarding the sale of ephedra products. See "Item 3—Legal Proceedings." In connection with the sale of the American Body Building™ and Science Foods® brands in July 2002, we have recently discontinued the sale of products that contain ephedra. See also "Product Liability and Availability of Related Insurance" below.

        Product Liability and Availability of Related Insurance.    As a manufacturer and distributor of products designed to be ingested, we face an inherent risk of exposure to product liability claims. Certain damages in litigation, such as punitive damages, are generally not covered by insurance. In the event that we do not have adequate insurance or other indemnification coverage, product liability claims could have a material adverse effect on our results of operation and financial condition.

        We have been and are currently named as a defendant in product liability lawsuits regarding certain of our ephedra products. See "Item 3—Legal Proceedings." Prior to September 1, 2001, we maintained, on an occurrence basis, both primary and excess insurance coverage regarding our ephedra products. Upon renewing our insurance coverage as of September 1, 2001, we currently maintain, on a claims made basis, primary but not excess insurance coverage regarding our ephedra products. We can give no assurance that insurance coverage, either primary or excess, regarding ephedra products will be available upon renewing our insurance policies on September 1, 2002 or, if available, on reasonable terms and costs. In connection with the sale of the American Body Building™ and Science Foods® brands in July 2002, we have recently discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

        Impact of Government Regulation on Our Operations.    Our operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and FTC. See "Government Regulation" above. Among other matters, government regulation covers statements and claims made in connection with the packaging, labeling, marketing and advertising of our products. Governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

        As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs. For example, we transitioned the name of our Schiff® Pain Free™ product line to Schiff® Move Free® during fiscal 2001 to comply with new regulations published by the FDA in January 2000.

        We may be subject to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which the we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Any or all of these requirements could have a material adverse effect on our results of operations and financial condition.

        Restrictions Imposed by Terms of Our Indebtedness.    Our borrowing arrangements impose certain financial and operating covenants, including, among others, requirements that we maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions or limitations on our ability to incur debt, pay dividends or take certain other corporate actions, all of which may restrict our ability to expand or pursue our business strategies. Changes in economic or business conditions, results of operations or other factors could cause a violation of one or more covenants in our debt instruments.

        Risks Associated with International Markets.    As a result of the acquisition of Haleko in July 1998, we have significant international operations. Approximately 38% of our net sales for fiscal 2002 were generated outside the United States. Operating in international markets exposes us to certain risks, including, among others, changes in or interpretations of foreign regulations that may limit our ability to sell certain products or repatriate products to the United States, foreign currency fluctuations, the potential imposition of trade or foreign exchange restrictions or increased tariffs and political instability. The occurrence of any of the foregoing could have a material adverse effect on our results of operations or financial condition.

        Availability of Raw Materials.    We obtain all of our raw materials for the manufacture of our products from third parties. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay, or that meet our quality standards and labeling requirements. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products. In addition, we also acquire ingredients for a number of our products from suppliers outside of the United States. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, tariffs, trade disputes and foreign exchange rates. The occurrence of any of the foregoing could have a material adverse effect on our results of operations or financial condition.

        Control by Principal Stockholder.    Weider® Health and Fitness owns all of our outstanding shares of Class B common stock, representing approximately 93% of the aggregate voting power of all outstanding shares of our common stock. Weider® Health and Fitness is in a position to exercise control over us and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by our amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control our operations. Accordingly, we cannot engage in any strategic transactions without the approval of Weider® Health and Fitness.

ITEM 2. PROPERTIES

        At May 31, 2002, the Company owned or leased the following facilities:

Location	Function	Approximate Square Feet	Lease/Own	Expiration Date of Lease
Salt Lake City, UT	Company Headquarters, Manufacturing & Production, Warehouse & Distribution	418,000	Lease	March 2013
Walterboro, S.C.(1)	Manufacturing & Production	55,000	Own	N/A
Montreal, Quebec	Administrative Offices & Warehouse	24,600	Lease	Month to month
Madrid, Spain	Administrative Offices, Manufacturing & Production	20,000	Lease	September 2006
Neumarkt, Italy	Administrative Offices & Warehouse	23,200	Own	N/A
Hamburg, Germany	Administrative Offices	35,200	Lease	July 2009
Bleckede, Germany	Manufacturing & Production, Warehouse	100,000	Own	N/A
Various, Germany(2)	Sales & Administrative Offices	Various	Leases	Various

(1)
In July 2002, this facility was sold in connection with the sale of substantially all of the assets and certain associated liabilities of our American Body Building™ and Science Foods® brands.

(2)
The Company has several small sales and administrative offices primarily located in Germany.

ITEM 3. LEGAL PROCEEDINGS

        In March 2000, we were named as a defendant in Garret v. Weider Nutrition International, Inc. et. al. filed in Kansas state court. The lawsuit alleges that consumption of our products containing ephedra caused Mr. Garrett to experience heart problems leading to brain injuries. We dispute the allegations and tendered the matter to our insurance carrier which assumed defense of the matter. In June 2001, a jury determined that Mr. Garrett was not entitled to any compensation from us. The trial court subsequently denied plaintiffs' motions for a new trial. In August 2001, the plaintiffs filed an appeal of the matter. We are opposing the appeal.

        In December 2000, we were named as a defendant in Long v. Weider Nutrition Group, Inc. et. al. filed in Delaware state court. The lawsuit alleges that consumption of our products containing ephedra caused a heart attack resulting in the death of Mr. Long. We dispute the allegations and are opposing the lawsuit. We have tendered the matter to our insurance carrier which has assumed defense of the matter. Discovery is proceeding.

        In April 2001, we were named as a defendant, along with several other companies, in Garcia et. al. v. Metabolife International, Weider Nutrition International, et. al. filed in Nevada state court. The lawsuit alleges that the various plaintiffs were each separately caused injuries and damages after consuming products containing ephedra manufactured or sold by the various respective defendants. We dispute the allegations and are opposing the lawsuit. We have tendered the matter to our insurance carrier which has assumed defense of the matter. Discovery has not yet commenced.

        In June 2002, we were named as a defendant in Soupanya v. Weider Nutrition International, Inc. et. al. filed in Utah state court. The lawsuit alleges that consumption of one of our products containing ephedra caused injuries and damages to the plaintiff. We dispute the allegations and are opposing the lawsuit. We have tendered the matter to our insurance carriers which have assumed defense of the matter. Discovery has not yet commenced.

        We believe that, after taking into consideration our insurance coverage, the ephedra lawsuits, if successful, would not have a material adverse effect on our financial condition. However, one or more large punitive damages awards, which are generally not covered by insurance, could have a material adverse effect on our financial condition. Prior to September 1, 2001, we maintained, on an occurrence basis, both primary and excess insurance coverage regarding our ephedra products. Upon renewing our insurance coverage as of September 1, 2001, we currently maintain, on a claims made basis, primary but not excess insurance coverage regarding our ephedra products. We can give no assurance that insurance coverage, either primary or excess, regarding ephedra products will be available upon renewing our insurance policies on September 1, 2002 or, if available, on reasonable terms and costs. In connection with the sale of the American Body Building™ and Science Foods® brands in July 2002, we have recently discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

        In July and August of 2002 we were named as a defendant, along with numerous other dietary supplement companies, in purported class actions in Florida state court (Hannon et. al. v. Assorted Sports Science, Inc. et. al.) and in Illinois state court (Mallory v. Weider Nutrition International, Inc.). Plaintiffs allege that androstenedione and other purportedly similar products were sold by defendants in violation of certain statutes and utilizing false and misleading claims and advertising. We have received indication that similar lawsuits may be filed in other states. We dispute the allegations and will oppose the lawsuits. Discovery has not yet commenced.

        From time to time, we are involved in other claims, legal actions and governmental proceedings that arise from our business operations. Although ultimate liability cannot be determined at the present time, we believe that any liability resulting from these matters, if any, after taking into consideration our insurance coverage, will not have a material adverse effect on our financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Class A common stock is traded on the New York Stock Exchange under the symbol "WNI." The high and low closing prices of our Class A common stock for each quarter of fiscal 2002, 2001 and 2000, respectively, are set forth below:

	High	Low
Fiscal Year Ended May 31, 2002:
First Quarter	$2.60	$1.80
Second Quarter	2.00	1.40
Third Quarter	2.15	1.45
Fourth Quarter	2.00	1.60
	High	Low
Fiscal Year Ended May 31, 2001:
First Quarter	$4.06	$2.75
Second Quarter	5.06	2.50
Third Quarter	3.05	2.06
Fourth Quarter	2.84	1.98
	High	Low
Fiscal Year Ended May 31, 2000:
First Quarter	$5.31	$3.56
Second Quarter	4.19	3.06
Third Quarter	4.88	3.19
Fourth Quarter	4.06	3.25

        In February 2002, we announced the suspension of our $0.0375 quarterly dividend on our common stock. We paid an annual dividend of $0.15 per share (quarterly dividend of $0.0375 per share) for fiscal 2001 and 2000. Our Board of Directors will determine future dividend policy based upon, among other factors, our results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, our credit agreement entered into with Bankers Trust Company, effective June 30, 2000, contains certain customary financial covenants that may limit our ability to pay dividends on our common stock (See Note 8 to the Consolidated Financial Statements). We can give no assurance that we will pay dividends in the future.

        The closing price of our Class A common stock on August 12, 2002 was $1.65. The approximate number of stockholders of record of our Class A common stock on August 12, 2002 was 344. Weider Health and Fitness owns all of the outstanding shares of our Class B common stock.

        The following table presents information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at May 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,561,100	$4.60	876,967
Equity compensation plans not approved by security holders	—	—	—

Total	2,561,100	$4.60	876,967

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following selected consolidated financial data as of, and for the fiscal years ended May 31, 1998 through May 31, 2002 have been derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP, our independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Fiscal Year Ended May 31,
	1998	1999	2000	2001	2002
	(Dollars in thousands)
Income Statement Data(1):
Net sales	$247,289	$330,708	$355,255	$342,304	$311,070
Cost of goods sold	161,334	221,062	228,207	218,183	204,070

Gross profit	85,955	109,646	127,048	124,121	107,000

Operating expenses	58,051	104,973	109,267	114,647	95,728
Litigation settlement	—	—	—	(3,571)	(442)
Asset impairment loss(2)	—	535	—	—	9,027
Severance, recruiting and reorganization costs	—	3,062	4,300	—	1,514
Plant consolidation and transition	—	5,113	—	648	—

Total operating expenses	58,051	113,683	113,567	111,724	105,827

Income (loss) from operations	27,904	(4,037)	13,481	12,397	1,173
Other income (expense):
Interest, net	(4,219)	(9,550)	(11,086)	(9,967)	(9,010)
Securities impairment loss	—	—	—	(2,177)	—
Other	(671)	(430)	(177)	(874)	(510)

Total other expense, net	(4,890)	(9,980)	(11,263)	(13,018)	(9,520)

Income (loss) before income taxes	23,014	(14,017)	2,218	(621)	(8,347)
Income tax expense (benefit)	9,010	(5,239)	1,145	(832)	(803)

Net income (loss)	$14,004	$(8,778)	$1,073	$211	$(7,544)

Weighted average shares outstanding, in thousands(3):
Basic	24,702	24,930	25,042	26,244	26,249

Diluted	25,011	24,930	25,048	26,245	26,249

Net income (loss) per share(3):
Basic	$0.57	$(0.35)	$0.04	$0.01	$(0.29)

Diluted	$0.56	$(0.35)	$0.04	$0.01	$(0.29)

	At May 31,
	1998	1999	2000	2001	2002
	(In Thousands)
Balance Sheet Data(2):
Cash and cash equivalents	$684	$1,926	$3,011	$2,293	$2,412
Working capital(4)	85,688	79,001	41,048	45,307	31,683
Total assets	209,740	256,029	227,268	209,072	158,643
Total debt	70,346	115,439	82,880	73,428	39,967
Total stockholders' equity	103,136	91,780	86,658	85,800	76,741

(1)
Effective March 1, 2002, we adopted EITF No. 01-9, which requires certain sales incentives and promotional costs to be reclassified as reductions in net sales and/or increases in cost of goods sold. The fiscal years presented have been reclassified to reflect the approximate impact of adopting EITF No. 01-9.

(2)
In July 2002, we sold substantially all assets and certain associated liabilities relating to our American Body Building™ and Science Foods® brands (See Note 2 to the Consolidated Financial Statements).

(3)
During fiscal 1998, we adopted SFAS No. 128, "Earnings Per Share."

(4)
Working capital at May 31, 1999 excludes $98,654 of debt extended and refinanced in June 2000 under our credit facility (See Note 8 to the Consolidated Financial Statements). Including such amount, working capital (deficit) amounts to $(19,653) at May 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

        Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world.

        Operating results for fiscal 2002 and 2001 were affected by an industry slow down, including lack of successful new product introductions, increased competitive pressures, particularly from increasing private label, reorganization of the company into three business units and the impact of certain unusual items. Operating results for fiscal 2000 were affected by several strategic initiatives including, among others, organizational changes (including senior management changes), upgrading management systems and the continued implementation of an enhanced marketing plan.

        During fiscal 2002, we initiated a plan to reorganize into three business units: the Schiff® Specialty Unit, the Active Nutrition Unit and the Haleko Unit. The Schiff® Specialty Unit contains the Schiff® and Schiff® Move Free® brands, as well as private label business limited to customers that otherwise carry our products. The Active Nutrition Unit includes Weider® branded global businesses and our Tiger's Milk® brand. The Haleko Unit, our primary European subsidiary, includes the Multipower® and Multaben nutritional supplement brands, the Venice Beach® sports apparel brand, and private label businesses. The reorganization resulted in an approximate $1.5 million charge during the fiscal 2002 second quarter, primarily associated with employee severance costs.

        We adopted EITF No. 01-9 effective March 1, 2002, and reclassified prior period amounts as required by the new accounting standard. The adoption of EITF No. 01-9 did not materially impact overall results of operations. However, the "cost" of certain sales incentives or promotional considerations previously recognized as operating expenses were reclassified as reductions in net sales and/or increases in cost of goods sold. As a result of our adoption of EITF No. 01-9, gross profit for fiscal 2002, 2001 and 2000, respectively, decreased by approximately $16.4 million, $11.8 million and $10.2 million, and selling and marketing expenses decreased by the same amounts for the respective periods.

        On July 26, 2002, we announced the sale of substantially all of the assets and certain associated liabilities relating to our American Body Building™ and Science Foods® brands. The sales price included approximately $5.65 million in cash and the assumption of an approximate $246,000 mortgage on the accompanying beverage facility. The transaction resulted in a pre-tax impairment loss of approximately $9.0 million during the fiscal 2002 fourth quarter, primarily associated with the write-off of goodwill and other intangible assets.

        Factors affecting fiscal 2002 and 2001 results, the previous implementation of strategic initiatives and continuing refinement of our growth and business strategies are ongoing considerations and processes. While the focus of these considerations are to improve future profitability, no assurance can be given that our decisions relating to these initiatives will not adversely effect the financial condition and results of operations of Weider Nutrition International, Inc.

        The following table shows selected items as reported and as a percentage of net sales for the years ended May 31:

	2002		2001		2000
	(dollars in thousands)
Net sales	$311,070	100.0%	$342,304	100.0%	$355,255	100.0%
Cost of goods sold	204,070	65.6	218,183	63.7	228,207	64.2

Gross profit	107,000	34.4	124,121	36.3	127,048	35.8

Operating expenses	95,728	30.7	114,647	33.5	109,267	30.8
Litigation settlement	(442)	(.1)	(3,571)	(1.0)	—	—
Asset impairment loss	9,027	2.9	—	—	—	—
Severance, recruiting and reorganizational costs	1,514.5		—	—	4,300	1.2
Plant consolidation and transition	—	—	648.2		—	—

Total operating expenses	105,827	34.0	111,724	32.7	113,567	32.0

Income from operations	1,173.4		12,397	3.6	13,481	3.8
Other expense, net	9,520	3.1	13,018	3.8	11,263	3.2
Income tax expense (benefit)	(803)	(.3)	(832)	(.3)	1,145.3

Net income (loss)	$(7,544)	(2.4)%	$211.1%		$1,073.3%

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

        Net Sales.    Net sales decreased $31.2 million, or 9.1%, to $311.1 million for fiscal 2002, from $342.3 million for fiscal 2001. Net sales decreased in fiscal 2002 primarily due to an industry slowdown, lower than expected new product sales, an increase in negative publicity towards certain nutritional supplements and the growth of private label. The following table shows comparative net sales results categorized by business unit as reported and as a percentage of net sales for the years ended May 31 (dollars in thousands):

	2002		2001
Schiff® Specialty	$150,558	48.4%	$156,669	45.8%
Active Nutrition	57,921	18.6	71,294	20.8
Haleko	104,787	33.7	116,740	34.1
Inter-divisional	(2,196)	(.7)	(2,399)	(.7)

Total	$311,070	100.0%	$342,304	100.0%

        Schiff® Specialty sales decreased approximately 3.9% to $150.6 million in fiscal 2002, from $156.7 million in fiscal 2001. Net sales decreased primarily due to a decline in Schiff® Move Free® revenue, partially offset by increased private label sales. Net sales of Schiff® Move Free® products were $67.9 million and $83.5 million, respectively, for fiscal 2002 and 2001. Private label sales volume was $46.6 million and $36.0 million, respectively, for fiscal 2002 and 2001. We believe Schiff® Move Free® net sales may continue to decline in fiscal 2003 primarily as a result of increasing private label competitive pressures.

        Active Nutrition net sales decreased approximately 18.8% to $57.9 million in fiscal 2002, from $71.3 million in fiscal 2001. Net sales decreased primarily due to increased competitive pressures in the sports nutrition category, elimination of approximately $5.9 million in powders private label sales volume, and our decision to discontinue business in certain unprofitable accounts.

        Haleko net sales decreased 10.2% to $104.8 in fiscal 2002, from $116.7 million in fiscal 2001. Net sales decreased primarily due to a decline in Venice Beach® sportswear sales, consistent with our desire to eliminate unprofitable accounts and SKUs and refocus the sportswear business in health clubs and gyms. Venice Beach® net sales were $30.2 million and $42.0 million, respectively, for fiscal 2002 and 2001.

        Our two largest customers accounted for approximately 43% and 39%, respectively, of net sales for fiscal 2002 and 2001. We believe that these two customers will continue to represent a significant portion of our total net sales. See "Item 1—Factors Affecting Future Performance—Dependence on Significant Customers."

        Gross Profit.    Gross profit decreased approximately 13.8% to $107.0 million for fiscal 2002, from $124.1 million for fiscal 2001. Gross profit, as a percentage of net sales, was 34.4% for fiscal 2002, compared to 36.3% for fiscal 2001. The decrease in gross profit percentage resulted primarily from a change in product sales mix, including an increase in private label, and an increase in certain sales incentive costs, which are now recognized as a direct reduction of sales under EITF No. 01-9.

        Operating Expenses.    Operating expenses decreased approximately 5.3% to $105.8 million for fiscal 2002, from $111.7 million for fiscal 2001. These operating expense amounts include litigation settlement income of $.4 million and $3.6 million, respectively, for fiscal 2002 and 2001, and an asset impairment loss of $9.0 million for fiscal 2002. Excluding these unusual items, operating expenses decreased approximately 15.7% to $97.2 million for fiscal 2002 and, as a percentage of net sales, were 31.3% and 33.7%, respectively, for fiscal 2002 and 2001. Operating expenses, as a percentage of net sales, decreased primarily due to cost cutting initiatives (including two reductions in force) and a reduction in selling and marketing expenses.

        Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased approximately 21.4% to $59.8 million for fiscal 2002, from $76.0 million for fiscal 2001. Selling and marketing expenses decreased primarily due to reduced domestic national advertising and consumer marketing costs, reclassification of sales incentives under EITF No. 01-9 and reduced expenses associated with our Schiff® Move Free® brand.

        General and administrative expenses were $28.1 million for fiscal 2002, compared to $29.4 million for fiscal 2001. General and administrative expenses decreased primarily from reductions in outside professional and legal related costs and reduced depreciation expense.

        Other Expense.    Other expense, net, was $9.5 million for fiscal 2002, compared to $13.0 million for fiscal 2001. In May 2002, we restructured our domestic credit facilities. See "Liquidity and Capital Resources." We paid off $5.0 million in subordinated loan debt and accelerated amortization of outstanding senior term loans. These modifications to our domestic credit facilites resulted in an approximate $1.8 million write-off in fiscal 2002 of previously capitalized financing fees, including original issue discount costs. During fiscal 2001, we believed that an "other-than-temporary" decline in valuation of certain equity securities had occurred and, accordingly, recognized a securities impairment loss of approximately $2.2 million. Excluding these unusual charges, other expense, net, decreased approximately $3.1 million to $7.7 million in fiscal 2002, from $10.8 million in fiscal 2001. The decrease was primarily due to an overall lower effective borrowing rate on reduced aggregate indebtedness. Aggregate debt (net of remaining original issue discount costs) declined approximately $33.4 million to $40.0 million at May 31, 2002, from approximately $73.4 million at May 31, 2001.

        Income Taxes.    Provision for income taxes was an approximate $.8 million benefit for both fiscal 2002 and 2001. The benefit, as a percentage of income (loss) before income taxes, was approximately 9.6% in fiscal 2002, compared to approximately 134.0% in fiscal 2001. During fiscal 2002, income tax benefits were not recognized on international pre-tax losses, primarily associated with our Haleko subsidiary.

Fiscal 2001 Compared to Fiscal 2000

        Net Sales.    Net sales decreased $13.0 million, or 3.6%, to $342.3 million for fiscal 2001, from $355.3 million for fiscal 2000. Net sales decreased in fiscal 2001, primarily due to an industry slowdown, lower than expected new product sales and heightened private label and other competitive pressures.

        The following table shows comparative net sales results categorized by business unit as reported and as a percentage of net sales for the year ended May 31(dollars in thousands):

	2001		2000
Schiff® Specialty	$156,669	45.8%	$159,628	44.9%
Active Nutrition	71,294	20.8	89,290	25.1
Haleko	116,740	34.1	108,210	30.5
Inter-divisional	(2,399)	(.7)	(1,873)	(.5)

Total	$342,304	100.0%	$355,255	100.0%

        Schiff® Specialty net sales decreased approximately 1.9% to $156.7 million in fiscal 2001, from $159.6 million in fiscal 2000. Net sales decreased primarily due to reduced net sales of our Schiff® Move Free® brand. Net sales of Schiff® Move Free® products were $83.5 million and $98.0 million, respectively, for fiscal 2001 and 2000. Schiff® Move Free® sales decreased primarily from industry slowdown and promotional timing considerations as well as heightened competition, including private label.

        Active Nutrition net sales decreased approximately 20.2% to $71.3 million for fiscal 2001, from $89.3 million for fiscal 2000. Net sales decreased primarily from reduced branded and private label sales volume with a large retail customer.

        Haleko net sales increased 7.9% to $116.7 million for fiscal 2001, from $108.2 million for fiscal 2000. Sales volume increased primarily due to sportswear sales growth in our European operations.

        Gross Profit.    Gross profit decreased approximately 2.3% to $124.1 million for fiscal 2001, from $127.0 million for fiscal 2000. Gross profit, as a percentage of net sales, was 36.3% for fiscal 2001, compared to 35.8% for fiscal 2000. The increase in gross profit percentage resulted primarily from operating efficiencies, improved net raw material costing and reduced credits for returned products, somewhat offset by a significant decrease in margin on European sportswear sales and lower margins on private label sales. The lower margin on sportswear sales is primarily attributable to continued growth in department stores where pricing is much more competitive than the typical health clubs and gyms.

        Operating Expenses.    Operating expenses, including litigation settlement income of $3.6 million in fiscal 2001, decreased approximately 1.6% to $111.7 million for fiscal 2001, from $113.6 million for fiscal 2000. Excluding this unusual item, operating expenses, as a percentage of net sales, were 33.7% and 32.0%, respectively, for fiscal 2001 and 2000. The increase was primarily due to an approximate two percentage point increase in selling and marketing expenses.

        Selling and marketing expenses increased approximately 4.3% to $76.0 million for fiscal 2001, from $72.9 million for fiscal 2000. Selling and marketing expenses increased primarily due to incremental marketing and promotional costs to support retail sell-through and brand building initiatives and to counter private label and other competitive pressures.

        General and administrative expenses were $29.4 million for fiscal 2001, compared to $28.2 million fiscal 2000. General and administrative expenses increased primarily from amounts spent on information systems and personnel related costs associated with our Haleko business unit.

        Other Expense.    Other expense, net, was $13.0 million for fiscal 2001, compared to $11.3 million for fiscal 2000. Other expense increased primarily due to the recognition of a securities impairment loss of approximately $2.2 million recognized because we believed that an "other-than-temporary" decline in valuation of available-for-sale equity securities had occurred. The overall increase was somewhat offset by a decrease in interest costs associated with an overall reduction in indebtedness.

        Income Taxes.    Provision for income taxes was a tax benefit of $0.8 million for fiscal 2001, compared to a tax expense of $1.1 million for fiscal 2000. We recognized an income tax benefit in fiscal 2001 due to the pre-tax loss. The significant income tax benefit for fiscal 2001, as a percentage of the pre-tax loss, was primarily due to income tax rate differences for our domestic and international operations.

Liquidity and Capital Resources

        Working capital decreased $13.6 million to approximately $31.7 million at May 31, 2002, from $45.3 million at May 31, 2001. Working capital decreased primarily due to a decrease in inventories, partially offset by a reduction in accounts payable. Inventories decreased approximately $26.8 million primarily as a result of continuing improvements in inventory management, the timing of shipments to customers, write-down of Haleko sports apparel and other products and lower net sales.

        We entered into a $90.0 million senior credit facility (the "Credit Facility") with Bankers Trust Company, effective June 30, 2000, on behalf of our domestic subsidiaries. The Credit Facility was originally comprised of a $30.0 million amortizing term loan and a $60.0 million revolving loan. Effective May 31, 2002, we amended the Credit Facility whereby the outstanding balance of the term loan was reduced to $11.1 million and the aggregate revolving loan availability was reduced to $45.0 million. Under the revolving loan, we may borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Our obligations under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets associated with our domestic subsidiaries. The Credit Facility is being used to fund our normal working capital and capital expenditure requirements. At May 31, 2002, the outstanding balance of the revolving loan was $12.9 million, and available revolving loan funds were approximately $16.0 million.

        Our domestic operations are also supported by a $10.0 million subordinated loan (the "Subordinated Loan") obtained in conjunction with the Credit Facility. Effective May 31, 2002, we used funds available under our revolving loan to pay down $5.0 million of the Subordinated Loan. The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances.

        Our European working capital needs (primarily Haleko) are supported by a Germany based secured credit facility (the "Haleko Facility") that renews annually, in June. Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. During June 2002, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $20.0 million. At May 31, 2002, the outstanding balance of the Haleko Facility was $10.5 million (included in current portion of long-term debt) and available revolving loan funds were approximately $10.1 million.

        We believe that our cash flows from operations and the financing sources discussed above will be sufficient to meet our normal operation requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

        In February 2002, we announced the suspension of the $0.0375 quarterly dividend on our common stock. We are using the available cash from the dividend suspension, approximately $1.0 million quarterly, for debt reduction, sales and marketing initiatives, research and development, and other general corporate purposes. We paid an annual dividend of $0.15 per share (quarterly dividend of $0.0375 per share) for fiscal 2001 and 2000. Our Board of Directors will determine dividend policy in the future based upon, among other factors, results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, our credit facilities contain certain customary financial covenants that may limit our ability to pay common stock dividends. We can give no assurance that we will pay dividends in the future.

        A summary of our outstanding long-term debt and operating lease contractual obligations at May 31, 2002 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$41,166	$15,191	$20,975	$5,000	$—
Operating leases	28,597	3,520	8,113	5,072	11,892

Total obligations	$69,763	$18,711	$29,088	$10,072	$11,892

Critical Accounting Policies and Estimates

        In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to valuation of inventories, allowance for doubtful accounts, notes and sales returns, valuation of deferred tax assets and recoverability of long-lived assets. Note 1 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Impact of Inflation

        Historically, we have been able to pass inflationary increases for raw materials and other costs onto our customers through price increases and we anticipate that we will be able to continue to do so in the future.

Seasonality

        Our business can be seasonal, with fluctuations in sales resulting from timing of marketing and promotional activities, customer buying patterns and consumer spending patterns. Our fiscal 2002 quarterly net sales ranged from a low of $74.8 million for the third quarter to a high of $80.7 million for the first quarter.

        In addition, as a result of changes in product sales mix and other factors, as discussed above, we experience fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

Recently Issued Accounting Standards

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on our consolidated financial statements.

        In June 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires companies to test goodwill and intangible assets with indefinite lives for impairment rather than amortize them. We expect to recognize a significant pre-tax impairment loss during our first quarter of fiscal 2003. At May 31, 2002, the net book value of our intangible assets was $32.9 million, including $27.7 million in goodwill. Goodwill amortization expense was $2,285, $2,286 and $2,266, respectively, for fiscal 2002, 2001 and 2000.

        In August 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for our financial statements as of June 1, 2002. We have not determined the impact of adopting SFAS No. 142 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Cash flows and net earnings are subject to fluctuations resulting from changes in interest rates and foreign exchange rates. We are not currently party to any significant derivative instruments and our current investment policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposure. We do not use financial instruments for trading purposes.

        We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. We do not believe that a hypothetical 10% change in interest rates would have a material effect on pretax earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary data are on the following pages F-1 through F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        See the Company's 2002 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the headings "Nominees for Election to the Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership."

ITEM 11. EXECUTIVE COMPENSATION

        See the Company's 2002 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the headings "Compensation of Named Executive Officers" and "Certain Relationships and Related Party Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See the information set forth under Item 5 herein and in the Company's 2002 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Stock Ownership of Certain Beneficial Owners, Directors and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        See the Company's 2002 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Certain Relationships and Related Party Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report

  (1)
  Financial Statements

      See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

    (2)
    Financial Statement Schedules

      Schedule II—Valuation and Qualifying Accounts

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
4.7	Second Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company.(8)
4.8	Third Amendment to Credit Agreement dated as of May 31, 2002 among Weider Nutrition International, Inc. and Bankers Trust Company.(10)
10.1	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc.(1)
10.2	Agreement by and between Joseph Weider and Weider Health and Fitness.(1)
10.3	1997 Equity Participation Plan of Weider Nutrition International, Inc.(1)
10.4	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries.(1)
10.6	Form of Employment Agreement between Weider Nutrition International, Inc. and Robert K. Reynolds, as amended.(5)
10.7	Form of Senior Executive Employment Agreement between Weider Nutrition International, Inc. and certain senior executives of the Company.(1)
10.8	Advertising Agreement between Weider Nutrition International, Inc. and Weider Publications, Inc.(1)
10.9	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited.(1)
10.10	Form of Employment Agreement between Weider Nutrition International, Inc. and Bruce J. Wood.(3)
10.11	Agreement between the Company and Bruce J. Wood.(6)
10.12	Form Agreement between the Company and certain executives of the Company.(6)
10.13	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc.(9)
10.14	Employment Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood.(10)
21	Subsidiaries of Weider Nutrition International, Inc.(10)
23.1	Independent Auditors' Consent(10)

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

(9)
Previously filed in the Company's Current Report on Form 10-Q as of January 14, 2002 and incorporated herein by reference.

(10)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIDER NUTRITION INTERNATIONAL, INC.
Dated: August 29, 2002	By:	/s/ BRUCE J. WOOD Bruce J. Wood Chief Executive Officer and President

        Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ ERIC WEIDER	Chairman of the Board and Director	August 29, 2002
/s/ BRUCE J. WOOD	Chief Executive Officer, President and Director (Principal Executive Officer)	August 29, 2002
/s/ JOSEPH W. BATY	Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)	August 29, 2002
/s/ RONALD L. COREY	Director	August 29, 2002
/s/ DAVID J. GUSTIN	Director	August 29, 2002
Roger H. Kimmel	Director	August 29, 2002
/s/ GEORGE F. LENGVARI	Vice Chairman of the Board and Director	August 29, 2002
Brian P. McDermott	Director	August 29, 2002
H. F. Powell	Director	August 29, 2002

WEIDER NUTRITION INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Weider Nutrition International, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Weider Nutrition International, Inc. and subsidiaries (collectively, the "Company") as of May 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weider Nutrition International, Inc. and subsidiaries at May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
August 9, 2002

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MAY 31, 2002 AND 2001

(dollars in thousands, except share data)

	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$2,412	$2,293
Receivables, net (Note 3)	44,587	46,710
Inventories (Note 4)	29,232	56,028
Prepaid expenses and other	2,489	3,171
Deferred taxes (Note 9)	4,100	6,486
Net assets held for sale (Note 2)	3,634	—

Total current assets	86,454	114,688

Property and equipment, net (Note 5)	29,741	37,658

Other assets:
Intangible assets, net (Note 6)	32,902	43,561
Deposits and other assets	4,574	5,366
Notes receivable related to stock performance units, net (Note 7)	3,206	4,807
Deferred taxes (Note 9)	—	2,992
Net assets held for sale (Note 2)	1,766	—

Total other assets	42,448	56,726

Total assets	$158,643	$209,072

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$21,410	$35,479
Accrued expenses	18,170	14,029
Current portion of long-term debt (Note 8)	15,191	19,537
Income taxes payable	—	336

Total current liabilities	54,771	69,381

Long-term debt (Note 8)	24,776	53,891

Deferred taxes (Note 9)	2,355	—

Commitments and contingencies (Notes 7, 8, 11 and 12)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized—10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized—50,000,000; shares issued and outstanding—11,276,288 (2002)and 10,562,004 (2001)	112	105
Class B common stock, par value $.01 per share; shares authorized—25,000,000; shares issued and outstanding—14,973,148 (2002) and 15,687,432 (2001)	150	157
Additional paid-in capital	85,912	86,897
Other accumulated comprehensive loss	(4,425)	(5,864)
Retained earnings (deficit)	(5,008)	4,505

Total stockholders' equity	76,741	85,800

Total liabilities and stockholders' equity	$158,643	$209,072

See notes to consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MAY 31, 2002, 2001 AND 2000

(dollars in thousands, except share data)

	2002	2001	2000
Net sales	$311,070	$342,304	$355,255

Cost of goods sold	204,070	218,183	228,207

Gross profit	107,000	124,121	127,048

Operating expenses:
Selling and marketing	59,771	76,049	72,885
General and administrative	28,107	29,401	28,182
Research and development	4,499	5,969	4,874
Amortization of intangible assets	3,351	3,228	3,326
Litigation settlement	(442)	(3,571)	—
Asset impairment loss	9,027	—	—
Severance, recruiting and reorganization costs	1,514	—	4,300
Plant consolidation and transition	—	648	—

Total operating expenses	105,827	111,724	113,567

Income from operations	1,173	12,397	13,481

Other income (expense):
Interest income	95	146	697
Interest expense	(7,319)	(10,113)	(11,783)
Write-off of financing fees, including OID costs	(1,786)	—	—
Securities impairment loss	—	(2,177)	—
Other	(510)	(874)	(177)

Total other expense, net	(9,520)	(13,018)	(11,263)

Income (loss) before income taxes	(8,347)	(621)	2,218
Income tax expense (benefit)	(803)	(832)	1,145

Net income (loss)	$(7,544)	$211	$1,073

Weighted average shares outstanding:
Basic	26,249,436	26,243,618	25,042,073

Diluted	26,249,436	26,244,782	25,048,106

Net income (loss) per share:
Basic	$(0.29)	$0.01	$0.04

Diluted	$(0.29)	$0.01	$0.04

See notes to consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED MAY 31, 2002, 2001 AND 2000

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Other Accumulated Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at June 1, 1999	$93	$157	$82,985	$(2,331)	$10,876	$91,780
Comprehensive loss:
Net income	—	—	—	—	1,073	1,073
Available-for-sale securities valuation adjustment	—	—	—	(200)	—	(200)
Foreign currency translation adjustments	—	—	—	(2,472)	—	(2,472)

Total comprehensive loss						(1,599)
Issuance of stock (Note 10)	1	—	300	—	—	301
Tax loss from performance units	—	—	(72)	—	—	(72)
Stock options exercised	—	—	12	—	—	12
Dividends paid on common stock	—	—	—	—	(3,764)	(3,764)

Balance at May 31, 2000	94	157	83,225	(5,003)	8,185	86,658
Comprehensive loss:
Net income	—	—	—	—	211	211
Available-for-sale securities valuation adjustment	—	—	—	1,122	—	1,122
Foreign currency translation adjustments	—	—	—	(1,983)	—	(1,983)

Total comprehensive loss						(650)
Issuance of stock (Note 10)	—	—	201	—	—	201
Tax loss from performance units	—	—	(59)	—	—	(59)
Stock warrants granted and exercised (Note 8)	11	—	3,513	—	—	3,524
Stock options exercised	—	—	17	—	—	17
Dividends paid on common stock	—	—	—	—	(3,891)	(3,891)

Balance at May 31, 2001	105	157	86,897	(5,864)	4,505	85,800
Comprehensive loss:
Net loss	—	—	—	—	(7,544)	(7,544)
Available-for-sale securities valuation adjustment	—	—	—	941	—	941
Foreign currency translation adjustments	—	—	—	498	—	498

Total comprehensive loss	—	—	—	—	—	(6,105)
Stock conversion (Note 1)	7	(7)	—	—	—	—
Dividends paid on common stock	—	—	(985)	—	(1,969)	(2,954)

Balance at May 31, 2002	$112	$150	$85,912	$(4,425)	$(5,008)	$76,741

See notes to consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MAY 31, 2002, 2001 AND 2000

(dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(7,544)	$211	$1,073
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debts	1,300	1,455	2,074
Deferred taxes	4,404	(744)	(1,289)
Depreciation, amortization and asset impairment	19,157	10,882	10,992
Amortization and write-off of financing fees, including original issue discount costs	2,888	1,152	775
Securities impairment loss	—	2,177	—
Other non-cash items	—	142	229
Changes in operating assets and liabilities-net of assets acquired:
Receivables	182	6,150	6,512
Inventories	24,835	(8,523)	17,683
Prepaid expenses and other	493	1,811	(1,029)
Deposits and other assets	1,591	(638)	5,330
Accounts payable	(12,663)	333	2,875
Other current liabilities	4,299	(5,289)	339

Net cash provided by operating activities	38,942	9,119	45,564

Cash flows from investing activities:
Purchase of property and equipment	(2,666)	(4,080)	(5,877)
Proceeds from disposition of property and equipment	198	5,207	115
Purchase of intangible assets	(188)	(1,553)	(3,063)
Proceeds from sale of available-for-sale securities	1,998	—	—
Purchase of companies, net of cash acquired	—	—	(1,164)

Net cash used in investing activities	(658)	(426)	(9,989)

Cash flows from financing activities:
Issuance of warrants/common stock	—	3,541	12
Dividends paid	(2,954)	(3,891)	(3,764)
Net change in revolving line of credit	(8,749)	(43,337)	(33,648)
Proceeds from long-term debt	1,227	41,164	4,143
Payments on long-term debt	(27,696)	(6,771)	(980)

Net cash used in financing activities	(38,172)	(9,294)	(34,237)

Effect of exchange rate changes on cash	7	(117)	(253)

Increase (decrease) in cash and cash equivalents	119	(718)	1,085
Cash and cash equivalents, beginning of year	2,293	3,011	1,926

Cash and cash equivalents, end of year	$2,412	$2,293	$3,011

See notes to consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2002, 2001 AND 2000

(dollars in thousands, except share data)

1. SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of Weider Nutrition International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company is a majority-owned subsidiary of Weider Health and Fitness ("WHF"). All significant intercompany accounts and transactions have been eliminated.

        WHF is the owner of all of the 14,973,148 shares of Class B common stock outstanding at May 31, 2002. During fiscal 2002, WHF transferred ownership of 714,284 shares of Class B common stock to certain individuals. Upon transfer, the shares convert to Class A common stock which has the effect (only) of eliminating a super voting right associated with the Class B common stock. Each holder of Class B common stock is entitled to ten votes per share on all matters presented to a vote of stockholders, including the election of directors.

        Description of Business—The Company develops, manufactures, markets, distributes and sells branded and private label nutritional supplements in the United States and throughout the world. The Company offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. The Company markets its branded nutritional supplement products, both domestically and internationally, in four principal categories: specialty, vitamins, minerals and herbs; sports nutrition; weight management; and nutrition bars. The Company also markets a line of sportswear in Europe, primarily in Germany.

        Use of Estimates and Assumptions in Preparing Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Such estimates include, among others, valuation of inventories, allowances for doubtful accounts, notes and sales returns, valuation of deferred tax assets and recoverability of long-lived assets. Actual results could differ from the estimates.

        Cash Equivalents—Cash equivalents include highly liquid investments with an original maturity of three months or less.

        Inventories—Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

        Investment in Available-for-Sale Securities—Available-for-sale equity securities are recorded at fair value with the accompanying unrealized holding gains (losses), net of income tax effects, included as a separate component of stockholders' equity. At May 31, 2002, unrealized gains of $172, net of income tax expense of $115, were included in other accumulated comprehensive loss in the accompanying financial statements. During fiscal 2001, the Company determined that an "other-than-temporary" valuation impairment of the equity securities had occurred. Accordingly, the Company adjusted its basis in the equity securities to $2,821 and recognized a pre-tax impairment loss of $2,177.

        Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense was $6,658 (2002), $7,391 (2001) and $7,633 (2000), computed primarily using the straight-line method over the estimated useful lives of 31 to 50 years for buildings, 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements.

        Intangible Assets—Intangible assets are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets as follows:

Cost in excess of fair value of net assets acquired	15-35 years
Patents and trademarks	10-20 years
Noncompete agreements	5 years

        The Company evaluates the economic factors for determining requisite recovery periods for intangible assets on a case-by-case basis.

        Long-Lived Assets—The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value (See Note 2).

        Income Taxes—The Company records in its balance sheet deferred income tax liabilities and assets for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        Revenue Recognition—Sales are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

        Net sales represent products at gross sales price, less estimated returns and allowances for which provisions are made at the time of sale and less certain other discounts, rebates, allowances, sales incentives, etc. that are accounted for as a reduction from gross sales.

        Effective March 1, 2002, the Company adopted Emerging Issues Task Force No. 01-9 ("EITF NO. 01-9") and reclassified prior period amounts to apply its provisions in the accompanying financial statements. EITF No. 01-9, representing a summary of previously issued EITF's, addresses the recognition, measurement and statement of operations classification for certain sales incentives. The types of sales incentives included are offers by the Company to retailers, distributors or end consumers that are exercisable after a single exchange transaction in the form of price reductions, coupons, rebate offers, or free products delivered on the same date as the underlying exchange transaction. While the adoption of EITF No. 01-9 did not materially impact the Company's overall results of operations, the "cost" of certain sales incentives or promotional considerations previously recognized as operating expenses were reclassified as reductions in net sales and/or increases in cost of goods sold. As a result of the adoption of EITF No. 01-9, gross profit for fiscal years 2002, 2001 and 2000 decreased approximately $16.4 million, $11.8 million and $10.2 million, respectively, and selling and marketing expenses decreased by like amounts for the respective periods.

        The Company's two largest customers accounted for approximately 43%, 39% and 38%, respectively, of net sales in fiscal 2002, 2001 and 2000. At May 31, 2002 and 2001, amounts due from these customers represented approximately 39% and 22%, respectively, of total trade accounts receivable. Net sales of the Company's Schiff® Move Free® brand accounted for approximately 22%, 24% and 28%, respectively, of total net sales for fiscal 2002, 2001 and 2000.

        Stock-Based Compensation—SFAS No. 123, "Accounting for Stock-Based Compensation", requires expanded disclosures of stock-based compensation arrangements with employees. The Company discloses the effect of SFAS No. 123 on a proforma basis and continues to follow Accounting Principles Board ("APB") Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation. The required disclosure of the effects of SFAS No. 123 is included in Note 10.

        Net Income (Loss) Per Share—Net income (loss) per share is computed by both the basic and diluted methods. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options and performance units (Note 10). Common stock options and performance units were antidilutive during fiscal 2002 and, accordingly, were not included in the computation of diluted net loss per share.

        Financial Instruments—The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

        Foreign Currency Translation—The Company considers local currency as the functional currency for its foreign operations. All assets and liabilities are translated at period-end exchange rates and all statement of operations amounts are translated using average monthly rates. At May 31, 2002, unrealized foreign currency translation losses of $4,597, net of income tax benefits of $2,487, were included in other accumulated comprehensive loss in the accompanying financial statements.

        Hedging Activities—The Company accounts for hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value.

        Recently Issued Accounting Standards—In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements.

        In June 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires companies to test goodwill and intangible assets with indefinite lives for impairment rather than amortize them. The Company expects to recognize a significant pre-tax impairment loss during its first quarter of fiscal 2003. At May 31, 2002, the net book value of the Company's intangible assets was $32.9 million, including $27.7 million in goodwill. Goodwill amortization expense was $2,285, $2,286 and $2,266, respectively, for fiscal 2002, 2001 and 2000.

        In August 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for the Company's financial statements as of June 1, 2002. The Company has not determined the impact of adopting SFAS No. 142 on its consolidated financial statements.

        Reclassifications—Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

2. ACQUISITION AND DIVESTITURE

        During the fiscal 2002 fourth quarter the Board of Directors authorized management to pursue sale of the Company's American Body Building™ and Science Foods® brands. Effective July 26, 2002, the Company announced the sale of substantially all the assets and certain associated liabilities relating to these brands to American Body Building Products, L.L.C., a wholly owned subsidiary of Optimum Nutrition, Inc., a privately held company. The final sales price, which was based on a closing statement of acquired assets and assumed liabilities, was approximately $5.65 million cash and the assumption of an approximate $246,000 mortgage on an accompanying beverage facility.

        As a result of the transaction, the Company recognized an asset impairment loss of approximately $9.0 million during fiscal 2002 and reclassified the associated current and long-term assets and liabilities as net assets held for sale at May 31, 2002 in the accompanying consolidated balance sheet. Current and long-term net assets held for sale consist of the following at May 31, 2002:

Current
Receivables, net	$3,131
Inventories	1,961
Prepaid expenses and other	189
Accounts payable	(1,407)
Accrued expenses	(210)
Current portion of long-term debt	(30)

$3,634

Long-Term
Property and equipment, net	$2,950
Intangible assets, net	7,802
Deposits and other assets	257
Long-term debt	(216)

10,793
Impairment loss	(9,027)

$1,766

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

        In connection with the acquisition summarized above, the Company assumed liabilities as follows:

Fair value of assets acquired	$4,573
Cost in excess of fair value of net assets acquired	1,113
Cash paid, net of cash acquired	(1,164)
Debt and liabilities issued	(54)

Liabilities assumed	$4,468

3. RECEIVABLES, NET

        Receivables, net, consist of the following at May 31:

	2002	2001
Trade accounts	$46,567	$55,068
Other, including income taxes	7,586	1,066

	54,153	56,134
Less allowances for doubtful accounts and sales returns	(9,566)	(9,424)

Total	$44,587	$46,710

4. INVENTORIES

        Inventories consist of the following at May 31:

	2002	2001
Raw materials	$11,275	$21,159
Work in process	2,208	1,273
Finished goods	15,749	33,596

Total	$29,232	$56,028

5. PROPERTY AND EQUIPMENT, NET

        Property and equipment, net, consists of the following at May 31:

	2002	2001
Land	$151	$1,296
Buildings	6,287	8,025
Furniture and equipment	37,151	41,923
Leasehold improvements	11,442	11,409
Construction in progress	43	83

	55,074	62,736
Less accumulated depreciation and amortization	(25,333)	(25,078)

Total	$29,741	$37,658

6. INTANGIBLE ASSETS, NET

        Intangible assets, net, consist of the following at May 31:

	2002	2001
Cost in excess of fair value of net assets acquired (goodwill)	$40,354	$51,381
Patents and trademarks	8,388	10,679
Noncompete agreements	136	184

	48,878	62,244
Less accumulated amortization	(15,976)	(18,683)

Total	$32,902	$43,561

7. NOTES RECEIVABLE RELATED TO STOCK PERFORMANCE UNITS, NET

        Notes receivable (including accrued interest), net, were approximately $3.2 million and $4.8 million, respectively, at May 31, 2002 and 2001. The notes receivable are generally collateralized by debtors' shares of the Company's Class A common stock and are repayable beginning in June of 2002 and ending December of 2006 (See Note 10). Certain allowances for unrealizable amounts are recognized to adjust the outstanding balances to the underlying collateral value and/or to consider other factors that may impact the valuation of the notes receivable.

        Recognition of future provision(s) for unrealizable amounts will depend on, among other considerations, the closing price of the Company's Class A common stock. In the event that shares of common stock are received in lieu of cash payment, a portion of, or the entire net book value of the notes receivable may subsequently be reclassified as treasury stock and reflected as a reduction to stockholders' equity. Notes receivable balances are reflected net of aggregate allowances for unrealizable amounts of $2.4 million and $.6 million, respectively, at May 31, 2002 and 2001.

8. LONG-TERM DEBT

        Long-term debt consists of the following at May 31:

	2002	2001
Advances under a U.S. based $45,000 secured revolving line of credit bearing interest at floating rates (6.25% to 7.75% at May 31, 2002); see below	$12,920	$21,669
Advances under a Germany based $22,000 secured revolving line of credit bearing interest at various rates ranging from 4.00% to 7.25%	10,503	14,594
Term loan, secured, payable in quarterly installments, bearing interest at floating rates (5.35% at May 31, 2002) due March, 2005; see below	11,126	27,000
Subordinated loan (net of unamortized original issue discount of $1,199 at May 31, 2002) bearing cash interest at 13% and payable in quarterly installments, principal due in June 2006; see below	3,801	7,014
Notes payable arising from acquisitions bearing interest at various rates ranging from 5.50% to 7.00%, due 2002 through 2006	1,473	2,303
Other	144	848

Total	39,967	73,428
Less current portion	(15,191)	(19,537)

Long-term portion	$24,776	$53,891

        The Company and its domestic subsidiaries, effective June 30, 2000, entered into a $90.0 million senior credit facility (the "Credit Facility") with Bankers Trust Company. The Credit Facility was originally comprised of a $30.0 million amortizing term loan and a $60.0 million revolving loan. Effective May 31, 2002, the Credit Facility was amended whereby the outstanding balance of the term loan was reduced to $11.2 million and the aggregate revolving loan availability was reduced to $45.0 million. Under the revolving loan, the Company may borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. The obligations of the Company under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of the company and its domestic subsidiaries. The Credit Facility is being used to fund the normal working capital and capital expenditure requirements of the Company.

        The Company's domestic operations are also supported by a $10.0 million subordinated loan (the "Subordinated Loan") obtained in conjunction with the Credit Facility. Effective May 31, 2002, the Company used funds available under its revolving loan to pay down $5.0 million of the Subordinated Loan. The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and the Company's ability to pay dividends under certain circumstances. As part of the Subordinated Loan transaction, the Company issued detachable warrants to purchase up to 1,174,955 shares of the Company's Class A common stock at an exercise price of $0.01 per share, subject to certain customary antidilution provisions. The issuance of the warrants, exercised effective August 3, 2000, resulted in the recognition of approximately $3.5 million in "original issue discount" costs which are being recognized as an adjustment to the effective interest rate over the life of the Subordinated Loan. The Company also granted certain registration rights with respect to the common stock issuable under the warrants pursuant to a Registration Rights Agreement dated as of June 30, 2000.

        As a result of the modifications to the Credit Facility and Subordinated Loan noted above, during fiscal 2002, the Company recognized an approximate $1.8 million write-off of previously capitalized financing fees, including original issue discount costs.

        The Company's European working capital needs (primarily its Haleko business unit) are supported by a Germany based secured credit facility (the "Haleko Facility") that renews annually in June. The obligations of the Company under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. During June 2002, the Haleko Facility was renewed with Deutsche Bank AG in the approximate amount of $20.0 million.

        At May 31, 2002, future payments of long-term debt, excluding original issue discount costs, are presently due as follows: $15,191 (2003), $3,985 (2004), $16,890 (2005), $100 (2006), and $5,000 (2007).

        Cash interest payments amounted to $6,396, $12,879 and $12,741, respectively, for fiscal 2002, 2001 and 2000.

9. INCOME TAXES

        The components of income tax expense (benefit) consist of the following for the years ended May 31:

	2002	2001	2000
Federal:
Current	$(3,415)	$(198)	$227
Deferred	3,783	(1,045)	(86)
Change in valuation allowance	(837)	511	327
Foreign:
Current	(355)	(119)	2,235
Deferred	(1,821)	(1,070)	(1,931)
Change in valuation allowance	2,509	799	279
State and local:
Current	(1,437)	229	(28)
Deferred	917	(86)	122
Change in valuation allowance	(147)	147	—

Total	$(803)	$(832)	$1,145

        Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:

	2002	2001	2000
Computed Federal income tax expense (benefit) at the statutory rate of 34%	$(2,838)	$(212)	$754
Amortization of cost in excess of fair value of net assets acquired	10	10	178
Meals and entertainment	27	31	79
Foreign tax rate differential	1,013	(1,920)	367
Miscellaneous credits	(131)	(325)	—
Change in valuation allowance	1,525	1,457	606
State income tax expense (benefit)	(520)	192	97
Foreign Sales Corporation benefit	—	(55)	(279)
Charitable contributions	—	(12)	(287)
Other	111	2	(370)

Total	$(803)	$(832)	$1,145

        Cash net income tax payments (refunds) amounted to $(743), $184 and $(597), respectively, for fiscal 2002, 2001 and 2000.

        Net deferred income taxes consist of the following at May 31:

	2002		2001
	Current	Long-Term	Current	Long-Term
Assets:
Accounts receivable allowances	$1,973	$—	$2,312	$—
Inventories adjustment	511	—	2,950	—
Deferred compensation	—	1,020	—	458
Accrued vacation and bonuses	528	—	374	—
Accrued other	182	—	411	28
Amortization of intangibles	—	476	—	449
Capitalized inventory costs	580	—	652	—
Insurance reserves	—	640	—	—
State and other taxes	—	135	—	—
Basis difference in acquired companies	—	64	—	73
Charitable contributions carryforward	—	122	—	1,454
Net operating loss carryforward	—	4,490	—	4,326
Basis difference in securities	—	756	—	1,384
Foreign currency adjustment	—	—	—	2,699
Research and development, and other credits	336	—	155	—

Total	4,110	7,703	6,854	10,871

Liabilities:
Basis differences in fixed assets	—	5,933	—	4,651
Amortization of intangibles	—	106	—	106
State taxes	—	155	339	116
Other	10	277	29	944

Total	10	6,471	368	5,817

Deferred income taxes before valuation allowance	4,100	1,232	6,486	5,054
Valuation allowance	—	(3,587)	—	(2,062)

Deferred income taxes, net	$4,100	$(2,355)	$6,486	$2,992

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

10. MANAGEMENT INCENTIVE AND STOCK PLANS

        Management Incentive Plan—Prior to the Company's initial public offering ("IPO"), certain individuals (the "Recipients") had management incentive agreements (the "Agreements") pursuant to which the individuals were granted performance units ("Performance Units") as incentive compensation.

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

        During fiscal 2001 and 2000, 18,272 shares and 27,409 shares, respectively, of Class A common stock vested and became issued and outstanding. Accordingly, the Company recognized compensation expense of $201 and $301, respectively, in fiscal 2001 and 2000. At May 31, 2001, there were no remaining unvested shares available.

        In order to facilitate the payment of individual income taxes, the Company made available to each Recipient a loan in principal amount up to 30% of the conversion value of the vested Performance Units held by each Recipient. Such loans to the Recipients bear interest at 8.0% per annum, are repayable five years from the borrowing date and are secured by the Recipients' stock. At May 31, 2002 and 2001, aggregate loans outstanding, net of certain allowances, were $3,206 and $4,807, respectively (see Notes 7 and 12).

        Equity Plan—The 1997 Equity Participation Plan, as amended (the "Equity Plan"), provides for the granting of stock options, stock appreciation rights, restricted or deferred stock and other awards ("Awards") to officers, directors, and key employees responsible for the direction and management of the Company and to non-employee consultants. Under the Equity Plan, a total of 3,500,000 shares of Class A common stock (or the equivalent in other equity securities) are reserved for issuance.

        Stock options granted per the Equity Plan primarily become exercisable after one to five years from the date of grant in equal, ratable amounts per each successive anniversary date. Stock options expire no later than eight years after the date of grant.

        Information relating to stock options issued under the Equity Plan is as follows:

	Number of Shares	Weighted Average Per Share Option Price	Total Price
Options outstanding, June 1, 1999	2,118,833	$8.07	$17,100
Granted	1,038,000	4.52	4,692
Exercised	(2,333)	(5.06)	(12)
Forfeited and/or expired	(1,176,200)	(7.64)	(8,986)

Options outstanding, May 31, 2000	1,978,300	6.47	12,794
Granted	1,351,167	2.99	4,038
Exercised	(5,000)	3.50	(18)
Forfeited and/or expired	(339,500)	8.19	(2,779)

Options outstanding, May 31, 2001	2,984,967	4.70	14,035
Granted	190,000	1.58	300
Exercised	—	—	—
Forfeited and/or expired	(613,867)	(4.18)	(2,564)

Options outstanding, May 31, 2002	2,561,100	$4.60	$11,771

Exercisable options, May 31, 2002	1,539,366	$5.27	$8,114

        The weighted average fair market value of options granted was $0.65, $0.94 and $1.64, respectively, during fiscal 2002, 2001 and 2000.

        The Company applied APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for stock options in the accompanying financial statements. Proforma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options including previously unvested performance units under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for fiscal 2002, 2001 and 2000, respectively.

	2002	2001	2000
Risk-free interest rate	4.30%	5.35%	6.18%
Dividend yield	0.00%	5.15%	3.32%
Volatility factor	55.42%	59.84%	60.95%
Weighted average expected life	3.00 years	2.06 years	2.58 years

        For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. The Company's proforma net income (loss) and net income (loss) per share were as follows:

	2002	2001	2000
Net income (loss), as reported	$(7,544)	$211	$1,073
Net income (loss), proforma	(8,024)	(151)	857
Basic net income (loss) per share, as reported	(.29)	.01	.04
Diluted net income (loss) per share, as reported	(.29)	.01	.04
Basic net income (loss) per share, proforma	(.31)	(.01)	.03
Diluted net income (loss) per share, proforma	(.31)	(.01)	.03

        The following table summarizes information about stock options outstanding at May 31, 2002:

Options Outstanding
		Weighted Average Remaining Contractual Life (in years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.40 to $3.56	1,284,100	6.7	$2.80	648,033	$2.87
$4.00 to $5.75	969,000	4.9	4.92	590,333	4.95
$11.00 to $13.00	308,000	3.0	11.07	301,000	11.06

11. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through 2013. At May 31, 2002, future minimum payments of $28,597 under the noncancelable operating leases are due as follows: $3,520 (2003), $2,897 (2004), $2,648 (2005), $2,568 (2006), $2,544 (2007) and $14,420 thereafter. Rental expense was $4,357, $4,697 and $4,499, respectively, for fiscal 2002, 2001 and 2000.

        Litigation—The Company is currently named as a defendant in four lawsuits alleging that consumption of certain of its products containing ephedra caused injuries, death and/or damages. The Company disputes the allegations and has tendered the matters to its insurance carriers, which have assumed defense of the matters.

        The Company believes that, after taking into consideration the Company's insurance coverage, such lawsuits, if successful, would not have a material adverse effect on the Company's financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect on the Company's financial condition.

        The Company will renew its general insurance policies on September 1, 2002. However, insurance coverage regarding ephedra products may not be available at a reasonable cost, or if available, may not be adequate to cover liabilities. In connection with the sale of the American Body Building™ and Science Foods® brands, the Company recently discontinued the sale of products with ephedra. However, no assurance can be given that the Company will not be subject to further litigation with respect to ephedra products previously sold.

        The Company received proceeds of approximately $0.4 million and $3.6 million, respectively, in fiscal 2002 and 2001, relating to the settlement of certain antitrust litigation brought by the Company and several other parties.

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

        Royalties—The Company obtained the exclusive right to use the Weider name and trademarks outside of specified royalty-free territories (most notably North America) throughout the world, with the exceptions of Australia, New Zealand, Japan and South Africa, pursuant to a sublicense agreement dated December 1, 1996 with Mariz Gestao E Investimentos Limitada ("Mariz"). Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of a director of the Company are included among the beneficiaries. Mariz obtained its exclusive international rights to use the Weider name and trademarks pursuant to a license agreement, effective June 1, 1994, between Mariz and certain affiliates, including WHF (the "Licensors"). Pursuant to the license agreement with Mariz, the Company is required to make annual royalty payments to Mariz commencing on December 1, 1998 on sales of the Company's brands in existence on December 1, 1996 in countries covered by the agreement.

        The royalty payments are to be equal to (i) 4% of sales up to $33.0 million; (ii) 3.5% of sales greater than $33.0 million and less than $66.0 million; (iii) 3.0% of sales from $66.0 million to $100.0 million; and (iv) 2.5% of sales over $100.0 million. In addition, the sublicense agreement with Mariz includes an irrevocable buy-out option exercisable by the Company after May 31, 2002 for a purchase price equal to the greater of $7.0 million or 6.5 times the aggregate royalties paid by the Company in the fiscal year immediately preceding the date of the exercise of the option. The Company incurred royalty expense of $389, $389 and $390, respectively, for fiscal 2002, 2001 and 2000, relating to the Mariz licensing agreement.

        Retirement Plan—The Company sponsors a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. Contributions to this plan were approximately $390, $449 and $301, respectively, for fiscal 2002, 2001 and 2000.

12. RELATED PARTY TRANSACTIONS

        Significant related party transactions, not otherwise disclosed, are summarized below.

        Payments to reimburse WHF for Company expenses (including primarily advertising, insurance, endorsements, retirement benefits and royalties) consist of the following for the years ended May 31:

	2002	2001	2000
Operating expenses	$2,350	$2,028	$2,230
Other	250	250	250

Total	$2,600	$2,278	$2,480

        In connection with the terms of a previous employee's severance agreement, and at such person's option, the Company may be required to repurchase 330,400 shares of common stock at market value. The Company also agreed to reduce by 50% such person's obligations (relating to Performance Units; see Notes 7 and 10) in the event that the Company's common stock did not achieve a minimum per share price level.

13. OPERATING SEGMENTS

        During fiscal 2002, management initiated a plan to reorganize the Company's operations, previously reported as domestic and international segments, into three business units. These business units include the Schiff® Specialty Unit, the Active Nutrition Unit and the Haleko Unit (the Company's primary European subsidiary). The business units are managed independently, each with its own sales and marketing resources, and supported by product research and development, operations and technical services, and administrative functions.

        The Company manufactures and markets nutritional products, including a full line of vitamins, joint-related and other nutraceuticals through its Schiff® Specialty Unit. Schiff® Specialty products are marketed primarily in the United States, through mass market distribution channels. The Company manufactures and markets a variety of sports nutrition and weight management products through its Active Nutrition Unit. Active Nutrition Unit products are marketed domestically and internationally, primarily through health club and gym, and mass market distribution channels. The Company also manufactures and markets nutritional and other products, including a full line of sports nutrition supplements and sportswear, together with certain other nutraceuticals within its Haleko Unit. Haleko Unit products are marketed primarily in Europe, through mass market and health club and gym distribution channels.

        The accounting policies of these business units are the same as those described in Note 1 to the consolidated financial statements. The Company evaluates the performance of its business units based on actual and expected operating results of the respective business units. Modified segment reporting information is provided for fiscal 2002, 2001 and 2000. Certain amounts, including litigation settlement income, asset impairment loss, plant consolidation and transition expense, and severance, recruiting and reorganization costs are not allocated to the respective business units because management does not consider such items a part of ongoing operations. Certain domestic assets are not allocated to the Schiff® Specialty and Active Nutrition Units. Accordingly, asset segment information is provided on a total domestic and non-domestic basis.

        Segment information for fiscal 2002, 2001 and 2000, respectively, is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2002:
Schiff® Specialty	$150,558	$19,997	$1,376
Active Nutrition	57,921	(5,704)	1,121
Haleko	104,787	(2,948)	4,822
Unallocated	—	(10,099)	—
Eliminations	(2,196)	(73)	—

	$311,070	$1,173	$7,319

	Net Sales	Income (Loss) From Operations	Interest Expense
2001:
Schiff® Specialty	$156,669	$21,387	$3,084
Active Nutrition	71,294	(13,301)	1,919
Haleko	116,740	1,388	5,110
Unallocated	—	2,923	—
Eliminations	(2,399)	—	—

	$342,304	$12,397	$10,113

	Net Sales	Income (Loss) From Operations	Interest Expense
2000:
Schiff® Specialty	$159,628	$23,407	$4,339
Active Nutrition	89,290	(11,068)	3,559
Haleko	108,210	5,442	3,885
Unallocated	—	(4,300)	—
Eliminations	(1,873)	—	—

	$355,255	$13,481	$11,783

        Reconciliation of assets for the reportable segments is as follows at May 31:

	2002	2001
Total domestic assets	$155,471	$191,040
Total international assets	68,862	79,127
Eliminations	(65,690)	(61,095)

Total	$158,643	$209,072

        Capital expenditures for domestic and international operations amounted to $2.0 million and $.7 million, respectively, for fiscal 2002, $1.6 million and $2.5 million, respectively, for fiscal 2001, and $4.1 million and $1.8 million, respectively, for fiscal 2000.

14. QUARTERLY RESULTS (UNAUDITED)

        Quarterly results (unaudited) for fiscal 2002, 2001 and 2000 are as follows:

	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2002:
Net sales	$80,704	$76,238	$74,759	$79,369
Gross profit	26,559	25,265	27,218	27,958
Income from operations	1,241	767	4,358	(5,193)
Income tax expense (benefit)	(813)	2,374	1,280	(3,644)
Net income (loss)	(352)	(3,886)	1,249	(4,555)
Basic and diluted net income (loss) per share	(.01)	(.15)	..05	(.17)
	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2001:
Net sales	$87,002	$77,355	$88,036	$89,911
Gross profit	32,465	29,058	30,247	32,351
Income from operations	4,848	2,875	647	4,027
Income tax expense (benefit)	398	399	(1,334)	(295)
Net income (loss)	1,964	(257)	(652)	(844)
Basic and diluted net income (loss) per share	..07	(.01)	(.02)	(.03)
	Quarter Ended
	Aug. 31	Nov. 30	Feb. 29	May 31
2000:
Net sales	$87,642	$86,364	$88,184	$93,065
Gross profit	31,294	32,021	31,652	32,081
Income from operations	2,959	4,395	4,138	1,989
Income tax expense (benefit)	(19)	662	733	(231)
Net income (loss)	246	1,043	854	(1,070)
Basic and diluted net income (loss) per share	..01	..04	..03	(.04)

        The Company's financial results for the fourth quarter of fiscal 2002 were affected by an approximate $9.0 million asset impairment loss recognized due to the sale (subsequent to year-end) of the American Body Building™ and Science Foods® brands (Note 2) and an approximate $1.8 million pre-tax write-off of previously capitalized financing fees, including original issue discount costs (Note 8).

        The Company's financial results for the fourth quarter of fiscal 2001 were affected by an approximate $2.2 million pre-tax impairment loss recognized due to the determination that an "other-than-temporary" decline in valuation of available-for-sale equity securities had occurred.

        The Company's financial results for the fourth quarter of fiscal 2000 were affected by the recognition of approximately $2.3 million in aggregate pre-tax charges associated with decisions made by management to implement, continue and/or substantially finalize certain strategic initiatives. These initiatives included, among others, organizational changes and upgrading management systems and the decision to reduce domestic SKUs by over two-thirds (resulting in realization of excess returns and credits and inventory related charges).

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 31, 2002, 2001 and 2000

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs/ Expenses	Additions (Reductions) via Acquisition/ Divestiture	Deductions	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2000	$2,228	$2,074	$32	$(872)	$3,462

2001	$3,462	$1,455	$—	$(246)	$4,671

2002	$4,671	$1,300	$(333)	$(1,031)	$4,607

ALLOWANCE FOR UNREALIZABLE NOTES RECEIVABLE RELATED TO STOCK PERFORMANCE UNITS:
2000	$—	$—	$—	$—	$—

2001	$—	$645	$—	$—	$645

2002	$645	$1,772	$—	$—	$2,417

ALLOWANCE FOR SALES RETURNS:
2000	$3,826	$19,310	$—	$(17,467)	$5,669

2001	$5,669	$10,533	$—	$(11,449)	$4,753

2002	$4,753	$10,407	$—	$(10,201)	$4,959

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
WEIDER NUTRITION INTERNATIONAL, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MAY 31, 2002 AND 2001 (dollars in thousands, except share data)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED MAY 31, 2002, 2001 AND 2000 (dollars in thousands, except share data)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED MAY 31, 2002, 2001 AND 2000 (dollars in thousands)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED MAY 31, 2002, 2001 AND 2000 (dollars in thousands)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED MAY 31, 2002, 2001 AND 2000 (dollars in thousands, except share data)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Years Ended May 31, 2002, 2001 and 2000 (In Thousands)