Form 10-Q
period 2002-08-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2002-10-15
CIK 1022368

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number:
 001-14608

WEIDER NUTRITION INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0563574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2002 South 5070 West Salt Lake City, Utah	84104-4726
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
 (801) 975-5000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the Registrant's common stock is 26,889,436 (as of October 14, 2002).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2002	May 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,171	$2,412
Receivables, net	42,293	44,587
Inventories	33,654	29,232
Prepaid expenses and other	1,784	2,489
Deferred taxes	3,049	4,100
Net assets held for sale	—	3,634

Total current assets	83,951	86,454

Property and equipment, net	29,656	29,741

Other assets:
Intangible assets, net	9,691	32,902
Deposits and other assets	3,614	4,574
Notes receivable related to stock performance units, net	2,911	3,206
Deferred taxes	3,436	—
Net assets held for sale	—	1,766

Total other assets	19,652	42,448

Total assets	$133,259	$158,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,077	$21,410
Accrued expenses	16,091	18,170
Current portion of long-term debt	23,647	15,191

Total current liabilities	60,815	54,771

Long-term debt	6,227	24,776

Deferred taxes	—	2,355

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,916,288 and 11,276,288	119	112
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	86,942	85,912
Deferred compensation costs	(1,037)	—
Other accumulated comprehensive loss	(4,045)	(4,425)
Retained deficit	(15,912)	(5,008)

Total stockholders' equity	66,217	76,741

Total liabilities and stockholders' equity	$133,259	$158,643

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended August 31,
	2002	2001
Net sales	$76,164	$80,704
Cost of goods sold	45,982	54,145

Gross profit	30,182	26,559

Operating expenses:
Selling and marketing	13,954	16,431
General and administrative	6,691	6,707
Research and development	995	1,389
Amortization of intangible assets	302	791

Total operating expenses	21,942	25,318

Income from operations	8,240	1,241

Other income (expense):
Interest income	20	28
Interest expense	(1,086)	(2,218)
Other	307	(216)

Total other expense, net	(759)	(2,406)

Income before income taxes (benefit)	7,481	(1,165)
Provision for income taxes (benefit)	2,993	(813)

Net income (loss) before cumulative effect
of change in accounting principle	4,488	(352)
Cumulative effect of change in accounting principle, net of tax benefit	(15,392)	—

Net loss	$(10,904)	$(352)

Weighted average shares outstanding:
Basic	26,249,436	26,249,736

Diluted	26,301,395	26,249,736

Net income (loss) per share—basic and diluted:
Net income (loss) before cumulative effect of change in accounting principle	$0.17	$(0.01)
Cumulative effect of change in accounting principle	(0.59)	—

Net loss	$(0.42)	$(0.01)

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(unaudited)

	Three Months Ended August 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(10,904)	$(352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) bad debts	285	(330)
Deferred taxes	(4,740)	184
Depreciation, amortization and asset impairment	24,971	2,515
Amortization and write-off of financing fees, including original issue discount	276	297
Changes in operating assets and liabilities:
Receivables	2,181	(1,575)
Inventories	(4,422)	1,637
Prepaid expenses and other	705	997
Deposits and other assets	(204)	(182)
Accounts payable	(333)	(3,818)
Accrued expenses	(3,179)	1,077

Net cash provided by operating activities	4,636	450

Cash flows from investing activities:
Purchase of property and equipment	(402)	(522)
Purchase of intangibles	(34)	(41)
Proceeds from disposition of assets held for sale	5,400	—
Proceeds from sale of available-for-sale securities	1,002	—

Net cash provided by (used in) investing activities	5,966	(563)

Cash flows from financing activities:
Dividends paid	—	(984)
Net change in revolving line-of-credit	(11,332)	4,114
Proceeds from debt	5,501	1,905
Payments on debt	(4,179)	(4,594)

Net cash provided by (used in) financing activities	(10,010)	441

Effect of exchange rate changes on cash	167	(18)

Increase in cash and cash equivalents	759	310
Cash and cash equivalents, beginning of period	2,412	2,293

Cash and cash equivalents, end of period	$3,171	$2,603

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

1. BASIS OF PRESENTATION AND OTHER MATTERS

        The accompanying unaudited interim condensed consolidated financial statements("interim financial statements") do not include all disclosures provided in our annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2002 as filed with the Securities and Exchange Commission. The May 31, 2002 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. We are a majority-owned subsidiary of Weider Health and Fitness ("WHF").

        In our opinion, the accompanying interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of our financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current interim period presentation. The results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that we may achieve for any other interim period or for the entire year.

        Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate valuation of the restricted shares was approximately $1.0 million which will be expensed over the accompanying five-year vesting period.

        On July 26, 2002, we sold substantially all of the assets and certain associated liabilities, included in net assets held-for-sale in the accompanying condensed consolidated balance sheet at May 31, 2002, relating to our American Body Building™ and Science Foods® brands. The impact of the sale on the fiscal 2003 first quarter operating results was not significant.

        Effective June 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for goodwill and other intangible assets. (See Note 4 to Condensed Consolidated Financial Statements).

        Effective March 1, 2002, we adopted Emerging Issues Task Force No. 01-9 ("EITF No. 01-9") and reclassified prior period amounts to apply its provisions in the accompanying financial statements. While the adoption of EITF No. 01-9 did not impact our overall results of operations, gross profit for the fiscal 2002 first quarter decreased approximately $6.6 million and selling and marketing expenses decreased by a similar amount.

2. RECEIVABLES, NET

        Receivables, net, consist of the following:

	August 31, 2002	May 31, 2002
Trade accounts	$47,042	$46,567
Other, including income taxes	4,438	7,586

	51,480	54,153
Less allowance for doubtful accounts and sales returns	(9,187)	(9,566)

Total	$42,293	$44,587

3. INVENTORIES

        Inventories consist of the following:

	August 31, 2002	May 31, 2002
Raw materials	$10,554	$11,275
Work in process	1,559	2,208
Finished goods	21,541	15,749

Total	$33,654	$29,232

4. INTANGIBLE ASSETS, NET

        SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized but, instead, tested for impairment at least annually. Accordingly, effective June 1, 2002, we stopped amortizing goodwill, which is our only intangible asset with an indefinite useful life. We continue to amortize other intangible assets, consisting primarily of patents and trademarks, using the straight line method over their estimated useful lives of five to twenty years.

        Intangible assets, net, consist of the following:

	August 31, 2002		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$8,852	$(3,507)	$8,388	$(3,153)
Goodwill	4,346	—	40,354	(12,687)

	$13,198	$(3,507)	$48,742	$(15,840)

        Amortization expense for the fiscal 2003 first quarter was $221. Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2003, is $622 (2003), $407 (2004), $373 (2005), $370 (2006), and $347 (2007).

        Upon the implementation of the new accounting standard, we tested goodwill for impairment by comparing the carrying amount, including goodwill, for each of our business units at June 1, 2002 to the fair value for each of the business units. We assessed the fair value of the business units by evaluating their current cash flows in comparison to our overall market capitalization. Based on this comparison, we concluded that the net book carrying value for two of our business units, Active Nutrition and Haleko, exceeded their respective fair values. For those two reporting units, we then compared the implied fair value of their respective goodwill to their respective net book carrying values to determine the asset impairment amount. Based on this comparison, effective June 1, 2002, we recognized an impairment loss of $23.3 million, or an after-tax charge of $15.4 million, as a cumulative effect of a change in accounting principle.

        The changes in the carrying amount of goodwill, broken down by business unit, for fiscal 2002 and the fiscal 2003 first quarter are as follows:

	Schiff® Specialty	Active Nutrition	Haleko	Total
Balance at June 1, 2001	$4,851	$9,258	$21,975	$36,084
Amortization	(505)	(1,225)	(685)	(2,415)
Impairment loss	—	(6,193)	—	(6,193)
Currency translation and other	—	3	188	191

Balance at May 31, 2002	4,346	1,843	21,478	27,667
Impairment loss	—	(1,843)	(21,478)	(23,321)

Balance at August 31, 2002	$4,346	$—	$—	$4,346

        Actual results of operations for the three months ending August 31, 2002 and 2001, and proforma results of operations, had we applied the non-amortization provisions of SFAS No. 142 for three months ending August 31, 2001 are as follows:

	2002	2001
Reported net income (loss) before cumulative effect of change in accounting principle	$4,488	$(352)
Add back goodwill amortization, net of tax	—	344

Adjusted net income (loss) before cumulative effect of change in accounting principle	4,488	(8)
Cumulative effect of change in accounting principle, net of tax benefit	(15,392)	—

Adjusted net loss	$(10,904)	$(8)

Net income (loss) per share—basic and diluted:
Reported net income (loss) before cumulative effect of change in accounting principle	$0.17	$(0.01)
Add back goodwill amortization, net of tax	—	0.01

Adjusted net income (loss) before cumulative effect of change in accounting principle	0.17	—
Cumulative effect of change in accounting principle, net of tax benefit	(0.59)	—

Adjusted net loss	$(0.42)	$—

5. OPERATING SEGMENTS

        During fiscal 2002, we reorganized our operations, previously reported as domestic and international segments, into three business units. These business units are the Schiff® Specialty Unit, the Active Nutrition Unit and the Haleko Unit (our primary European subsidiary). The business units are managed independently, each with its own sales and marketing resources, and supported by product research and development, operations and technical services, and administrative functions.

        We manufacture and market nutritional products, including a full line of vitamins, joint-related and other nutraceuticals through our Schiff® Specialty Unit. Schiff® Specialty products are marketed primarily in the United States through mass-market distribution channels. We manufacture and market a variety of sports nutrition and weight management products through our Active Nutrition Unit. Active Nutrition Unit products are marketed domestically and internationally primarily through mass market and health club and gym distribution channels. We also manufacture and market nutritional and other products, including a full line of sports nutrition supplements and sportswear, together with certain other nutraceuticals within our Haleko Unit. Haleko Unit products are marketed primarily in Europe through mass market and health club and gym distribution channels.

        The accounting policies of these business units are the same as those described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K. We evaluate the performance of our business units based on actual and expected operating results of the respective business units. Certain domestic assets are not allocated to the Schiff® Specialty and Active Nutrition Units. Accordingly, asset segment information is provided on a total domestic and non-domestic basis consistent with the manner in which management evaluates the business.

        Segment information for the fiscal 2003 and 2002 first quarters is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2003:
Schiff® Specialty	$41,248	$7,849	$686
Active Nutrition	11,865	939	81
Haleko	24,004	(548)	319
Eliminations	(953)	—	—

	$76,164	$8,240	$1,086

2002:
Schiff® Specialty	$40,607	$4,927	$1,393
Active Nutrition	15,532	(837)	377
Haleko	25,393	(2,849)	448
Eliminations	(828)	—	—

	$80,704	$1,241	$2,218

        Reconciliation of total assets for domestic and international operations is as follows:

	August 31, 2002	May 31, 2002
Total domestic assets	$139,345	$155,471
Total international assets	53,926	68,862
Eliminations	(60,012)	(65,690)

Total	$133,259	$158,643

        Capital expenditures for domestic and international operations were $201 and $201, respectively, for fiscal 2003 first quarter, and $401 and $121, respectively, for fiscal 2002 first quarter.

6. SALES TO MAJOR CUSTOMERS

        Our two largest customers accounted for approximately 45% and 46% of net sales for the fiscal 2003 and 2002 first quarters, respectively. At August 31, 2002 and May 31, 2002, amounts due from these customers represented approximately 34% and 39%, respectively, of total trade accounts receivable.

7. CONTINGENCIES

        We are currently named as a defendant in three lawsuits alleging that consumption of certain of our former products containing ephedra caused injuries and damages to certain individuals. We dispute the allegations and have tendered the matters to our insurance carriers, which have assumed the defense of the matters.

        We are also currently named as a defendant, along with numerous other dietary supplement companies, in purported class actions in certain state courts alleging that the defendants sold androstenedione and other purportedly similar products in violation of certain statutes and utilizing false and misleading claims and advertising. We dispute the allegations and are opposing the lawsuits.

        In September 2002, we were named as a defendant in a California state court alleging unfair business practices regarding the inclusion of Vitamin D in certain of our nutrition bar products. Similar lawsuits have been filed against other companies regarding the sale of nutrition bar products. We dispute the allegations and are opposing the lawsuit.

        From time to time, we are involved in other claims, legal actions and governmental proceedings that arise from our business operations. Although ultimate liability cannot be determined at the present time, we believe that liability resulting from these matters, if any, after taking into consideration our insurance coverage, will not have a material adverse effect on our financial position or cash flows.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

        Effective June 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of SFAS No. 144 did not impact our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3. SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002. We have not determined the impact, if any, SFAS No. 146 will have on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the matters discussed in this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "estimates," "may," "should" or similar expressions are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and, therefore, actual results may differ materially.

        Important factors that may affect future results include, but are not limited to: the inability to achieve cost savings and operational efficiencies through reorganization, dependence on individual products, the inability to successfully restructure our Haleko business unit and make it profitable, dependence on individual customers, the impact of competitive products and pricing (including private label), market and industry conditions (including pricing, demand for products, level of trade inventories and raw materials availability and pricing), the success of product development and new product introductions into the marketplace, changes in laws and regulations, litigation and government regulatory action, lack of available product liability insurance for products containing ephedra, uncertainty of market acceptance of new products, adverse publicity regarding the consumption of nutritional supplements, changes in accounting standards and other factors discussed from time to time in our SEC reports, copies of which are available upon request from our investor relations department. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

General

        Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars consisting of approximately 800 stock keeping units ("SKUs") domestically and internationally. Our portfolio of brands, including Schiff®, Weider®, Tiger's Milk®, Multipower® and Multaben are primarily marketed through mass market, health food store and health club and gym distribution channels. We market our branded nutritional supplement products, both domestically and internationally, in four principal categories: specialty supplements, vitamins and minerals; sports nutrition; weight management; and nutrition bars. We also market a line of sportswear in Europe, primarily in Germany, under the Venice Beach® brand.

        Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000.

Results of Operations (Unaudited)
Three Months Ended August 31, 2002 Compared to Three Months Ended August 31, 2001

        Net Sales.    The following table shows comparative net sales results categorized by business unit on an actual basis and as a percentage of total net sales for the respective interim periods:

	2002		2001
	(dollars in thousands)
Schiff® Specialty	$41,248	54.2%	$40,607	50.3%
Active Nutrition	11,865	15.6	15,532	19.2
Haleko	24,004	31.5	25,393	31.5
Inter-business unit	(953)	(1.3)	(828)	(1.0)

Total	$76,164	100.0%	$80,704	100.0%

        Net sales for the fiscal 2003 first quarter decreased $4.5 million, or 5.6%, to $76.2 million, from $80.7 million for the fiscal 2002 first quarter. The decrease in net sales was attributable primarily to reduced net sales in our Active Nutrition and Haleko Units, partially offset by a moderate increase in Schiff® Specialty net sales.

        Schiff® Specialty net sales increased approximately 1.6% to $41.2 million for the fiscal 2003 first quarter, from $40.6 million for the fiscal 2002 first quarter. The increase was primarily due to a greater amount of sales incentives and promotion costs classified as offsets to gross sales in the prior fiscal year quarter, compared to the current fiscal year quarter. Net sales of Schiff® Move Free®, our leading branded product, amounted to $18.7 million for the fiscal 2003 first quarter, compared to $19.6 million for the fiscal 2002 first quarter. The decrease in Move Free® sales was offset by an increase in capsule and tablet private label sales volume.

        Active Nutrition net sales decreased approximately 23.6% to $11.9 million for the fiscal 2003 first quarter, from $15.5 million for the fiscal 2002 first quarter. The decrease is primarily attributable to a reduction in sales under our American Body Building® and Science Foods® brands, which were sold to an unaffiliated third party in July 2002.

        Haleko net sales decreased approximately 5.5% to $24.0 million for the fiscal 2003 first quarter, from $25.4 million for the fiscal 2002 first quarter. The decrease primarily resulted from a decline in private label sales volume.

        Gross Profit.    Gross profit increased approximately 13.6% to $30.2 million for the fiscal 2003 first quarter, from $26.6 million for the fiscal 2002 first quarter. Gross profit, as a percentage of net sales, was 39.6% for the fiscal 2003 first quarter, compared to 32.9% for the fiscal 2002 first quarter. The increase in the gross profit percentage was primarily attributable to change in product sales mix in the respective business units, cost efficiencies, including savings associated with prior year business unit realignment and reductions in force, and a decrease in sales incentive costs classified as reductions in gross sales. As a result of changes in product sales mix, including lower margins on private label sales volume and other factors, gross profit percentage may decrease in subsequent periods.

        Operating Expenses.    Operating expenses decreased approximately 13.3% to $21.9 million for the fiscal 2003 first quarter, from $25.3 million for the fiscal 2002 first quarter. Operating expenses, as a percent of net sales, were 28.8% and 31.4%, respectively, for the fiscal 2003 and 2002 first quarters. The reduction in operating expenses was primarily attributable to a decrease in selling and marketing expenses, lower net sales, including the sale of American Body Building® and Science Foods®, and cost savings associated with the prior year business unit realignment.

        Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased approximately 15.1% to $14.0 million for the fiscal 2003 first quarter, from $16.4 million for the fiscal 2002 first quarter. The decrease in selling and marketing expenses resulted primarily from decreased promotional costs due to the timing of promotions and discretionary marketing and advertising spending.

        General and administrative expenses remained relatively constant at $6.7 million for the fiscal 2003 and 2002 first quarters. Research and development costs decreased primarily as a result of a reduction in personnel costs associated with the prior year business unit realignment. The decrease in amortization of intangible assets resulted from adoption of SFAS No. 142 (see Note 4 to the Condensed Consolidated Financial Statements).

        Other Expense.    Other expense, net, was $0.8 million for the fiscal 2003 first quarter, compared to $2.4 million for the fiscal 2002 first quarter. The decrease was primarily due to a reduction in interest expense resulting from an overall lower effective borrowing rate on less total indebtedness, and income recognized in the fiscal 2003 first quarter on the sale of certain held-for-sale equity securities.

        Provision for Income Taxes.    Provision for income taxes amounted to a $3.0 million expense for the fiscal 2003 first quarter, compared to a $0.8 million benefit for the fiscal 2002 first quarter. The change resulted primarily from the increase in pre-tax earnings and the net effect of tax rate differences for our domestic and international operations.

        Liquidity and Capital Resources.    Working capital decreased $8.6 million to approximately $23.1 million at August 31, 2002, from $31.7 million at May 31, 2002. The decrease in working capital resulted primarily from the sale of assets and certain liabilities of our American Body Building® and Science Foods® brands and an increase in short-term borrowings.

        We entered into a senior credit facility (the "Credit Facility") with Bankers Trust Company, effective June 30, 2000, on behalf of our domestic subsidiaries. The Credit Facility was originally comprised of a $30.0 million amortizing term loan and a $60.0 million revolving loan. Effective May 31, 2002, we amended the Credit Facility whereby the outstanding balance of the term loan was reduced to $11.1 million and the aggregate revolving loan availability was reduced. Under the revolving loan, as amended, we may borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Our obligations under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets associated with our domestic subsidiaries. The Credit Facility is being used to fund our normal working capital and capital expenditure requirements. Net proceeds from the sale of our American Body Building® and Science Foods® brands were used to repay a portion of the outstanding indebtedness under the Credit Facility. At August 31, 2002, the outstanding balance of the revolving loan was $1.6 million, and available revolving loan funds were approximately $23.1 million.

        Our domestic operations are also supported by a $5.0 million (originally $10.0 million) subordinated loan (the "Subordinated Loan") obtained in conjunction with the Credit Facility. Effective May 31, 2002, we used funds available under our revolving loan to pay down $5.0 million of the Subordinated Loan. The Subordinated Loan contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances.

        Our European working capital needs (primarily our Haleko business unit) are supported by a Germany based secured credit facility (the "Haleko Facility") that renews annually in June. Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. During June 2002, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $20.0 million. At August 31, 2002, the outstanding balance of the

Haleko Facility was $16.0 million (included in current portion of long-term debt) and available revolving loan funds were approximately $3.5 million.

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

        A summary of our outstanding long-term debt and operating lease contractual obligations at August 31, 2002 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$29,412	$23,647	$765	$5,000	$—
Operating leases	27,388	3,076	5,396	5,179	13,737

Total obligations	$56,800	$26,723	$6,161	$10,179	$13,737

Critical Accounting Policies and Estimates

        In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to valuation of inventories, allowance for doubtful accounts, notes and sales returns, valuation of deferred tax assets and recoverability of long-lived assets. Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2002 as filed with the Securities and Exchange Commission describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

        Impact of Inflation.    Historically, we have been able to pass inflationary increases for raw materials and other costs onto our customers through price increases and we anticipate that we will be able to continue to do so in the future.

        Seasonality.    Our business can be seasonal, with fluctuations in sales resulting from timing of marketing and promotional activities, customer buying patterns and consumer spending patterns. In addition, as a result of changes in product sales mix and other factors, as discussed above, we experience fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion involves forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered our projections of future events or losses.

        Our cash flows and net earnings (losses) are subject to fluctuations resulting from changes in interest rates and foreign exchange rates. We currently are not party to any significant derivative instruments and our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposure. We do not use financial instruments for trading purposes.

        We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective, timely providing them with material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.

        Changes in internal controls.    There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Asset Purchase Agreement dated as of July 26, 2002 by and between American Body Building Products, L.L.C. and Weider Nutrition Group, Inc.(1)

  10.2
  Real Estate Agreement dated as of July 26, 2002 by and between American Body Building Products, L.L.C. and Weider Nutrition Group, Inc.(1)

    (1)
    Previously filed in our Current Report on Form 8-K dated as of July 26, 2002 and incorporated herein by reference.

  (b)
  Reports on Form 8-K

    On August 6, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission (the "Commission") regarding the disposition of our American Body Building™ and Science Foods® brands.

    On August 29, 2002, we filed a report on Form 8-K with the Commission regarding Section 906 certifications by certain company officers.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIDER NUTRITION INTERNATIONAL, INC.
Date: October 15, 2002	By:	/s/ BRUCE J. WOOD Bruce J. Wood President, Chief Executive Officer and Director
Date: October 15, 2002	By:	/s/ JOSEPH W. BATY Joseph W. Baty Executive Vice President and Chief Financial Officer

        I, Bruce J. Wood, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Weider Nutrition International, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 15, 2002
/s/ BRUCE J. WOOD Bruce J. Wood President and Chief Executive Officer

        I, Joseph W. Baty, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Weider Nutrition International, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 15, 2002
/s/ JOSEPH W. BATY Joseph W. Baty Executive Vice President and Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share data)
(unaudited)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except share data)
(unaudited)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share data) (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES