Form 10-Q
period 2002-11-30
WEIDER NUTRITION INTERNATIONAL INC
filed 2003-01-14
CIK 1022368

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the Registrant's common stock is 26,889,436 (as of January 6, 2003).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 30, 2002	May 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,362	$2,412
Receivables, net	33,877	44,587
Inventories	33,944	29,232
Prepaid expenses and other	3,883	2,489
Deferred taxes	3,099	4,100
Net assets held for sale	—	3,634

Total current assets	78,165	86,454

Property and equipment, net	27,714	29,741

Other assets:
Intangible assets, net	9,633	32,902
Deposits and other assets	4,514	4,574
Notes receivable related to stock performance units, net	2,896	3,206
Deferred taxes	2,200	—
Net assets held for sale	—	1,766

Total other assets	19,243	42,448

Total assets	$125,122	$158,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,335	$21,410
Accrued expenses	14,267	18,170
Current portion of long-term debt	10,883	15,191

Total current liabilities	44,485	54,771

Long-term debt	12,115	24,776

Deferred taxes	—	2,355

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized—10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized—50,000,000; shares issued and outstanding—11,916,288 and 11,276,288	119	112
Class B common stock, par value $.01 per share; shares authorized—25,000,000; shares issued and outstanding—14,973,148	150	150
Additional paid-in capital	86,942	85,912
Deferred compensation costs	(976)	—
Other accumulated comprehensive loss	(4,082)	(4,425)
Retained deficit	(13,631)	(5,008)

Total stockholders' equity	68,522	76,741

Total liabilities and stockholders' equity	$125,122	$158,643

See notes to condensed consolidated financial statements

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended November 30,
	2002	2001
Net sales	$64,148	$76,238
Cost of goods sold	40,041	50,973

Gross profit	24,107	25,265

Operating expenses:
Selling and marketing	11,456	14,885
General and administrative	5,396	6,155
Research and development	1,108	1,134
Amortization of intangible assets	230	826
Severance and reorganization costs	—	1,500

Total operating expenses	18,190	24,500

Income from operations	5,917	765

Other income (expense):
Interest income	9	25
Interest expense	(940)	(1,961)
Financing fees and OID write-off	(1,147)	—
Other	(38)	(343)

Total other expense	(2,116)	(2,279)

Income (loss) before income taxes	3,801	(1,514)
Provision for income taxes	1,520	2,372

Net income (loss)	$2,281	$(3,886)

Weighted average shares outstanding:
Basic	26,249,436	26,249,436

Diluted	26,262,907	26,249,436

Net income (loss) per share:
Basic	$0.09	$(0.15)

Diluted	$0.09	$(0.15)

Comprehensive income (loss)	$2,244	$(3,181)

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Six Months Ended November 30,
	2002	2001
Net sales	$140,311	$156,942
Cost of goods sold	86,023	105,118

Gross profit	54,288	51,824

Operating expenses:
Selling and marketing	25,409	31,316
General and administrative	12,087	12,862
Research and development	2,103	2,523
Amortization of intangible assets	532	1,617
Severance and reorganization costs	—	1,500

Total operating expenses	40,131	49,818

Income from operations	14,157	2,006

Other income (expense):
Interest income	29	53
Interest expense	(2,026)	(4,179)
Financing fees and OID write-off	(1,147)	—
Other	269	(559)

Total other expense	(2,875)	(4,685)

Income (loss) before income taxes	11,282	(2,679)
Provision for income taxes	4,513	1,559

Net income (loss) before cumulative effect of change in accounting principle	6,769	(4,238)
Cumulative effect of change in accounting principle, net of tax benefit	(15,392)	—

Net loss	$(8,623)	$(4,238)

Weighted average shares outstanding:
Basic	26,249,436	26,249,436

Diluted	26,249,436	26,249,436

Net income (loss) per share—basic and diluted:
Net income (loss) before cumulative effect of change in accounting principle	$0.26	$(0.16)
Cumulative effect of change in accounting principle	(0.59)	—

Net loss	$(0.33)	$(0.16)

Comprehensive loss	$(8,280)	$(3,636)

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended November 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,623)	$(4,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) bad debts	398	(70)
Deferred taxes	(3,554)	761
Depreciation, amortization and asset impairment	26,455	5,028
Amortization and write-off of financing fees, including OID	1,691	593
Amortization of deferred compensation costs	77	—
Changes in operating assets and liabilities:
Receivables	10,484	9,236
Inventories	(4,712)	12,035
Prepaid expenses and other	(1,394)	517
Deposits and other assets	(444)	182
Accounts payable	(2,076)	(15,475)
Accrued expenses	(5,098)	(990)

Net cash provided by operating activities	13,204	7,579

Cash flows from investing activities:
Purchase of property and equipment	(744)	(1,131)
Purchase of intangibles	(186)	(80)
Proceeds from disposition of assets held for sale	5,400	—
Proceeds from sale of available-for-sale securities	1,002	—
Collection of notes receivable	123	—

Net cash provided by (used in) investing activities	5,595	(1,211)

Cash flows from financing activities:
Dividends paid	—	(1,969)
Net change in revolving line-of-credit	(1,534)	(142)
Proceeds from debt	3,589	1,619
Payments on debt	(20,076)	(5,744)

Net cash used in financing activities	(18,021)	(6,236)

Effect of exchange rate changes on cash	172	9

Increase in cash and cash equivalents	950	141
Cash and cash equivalents, beginning of period	2,412	2,293

Cash and cash equivalents, end of period	$3,362	$2,434

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

1. BASIS OF PRESENTATION AND OTHER MATTERS

        The accompanying unaudited interim condensed consolidated financial statements ("interim financial statements") do not include all disclosures provided in our annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2002 as filed with the Securities and Exchange Commission. The May 31, 2002 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. We are a majority-owned subsidiary of Weider Health and Fitness ("WHF").

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

        Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate valuation of the restricted shares was approximately $1.0 million, which will be expensed over the accompanying five-year vesting period.

        On July 26, 2002, we sold substantially all of the assets and certain associated liabilities relating to our American Body Building® and Science Foods® brands, which are included in net assets held-for-sale in the accompanying condensed consolidated balance sheet at May 31, 2002. The impact of the sale on the fiscal 2003 operating results was not significant.

        Effective June 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for goodwill and other intangible assets. (See Note 4 to Condensed Consolidated Financial Statements).

        Effective March 1, 2002, we adopted Emerging Issues Task Force No. 01-9 ("EITF No. 01-9") and reclassified certain prior period amounts to apply its provisions in the accompanying financial statements. While the adoption of EITF No. 01-9 did not impact our overall results of operations, gross profit for the fiscal 2002 three and six month periods decreased approximately $1.7 million and $8.4 million, respectively, and selling and marketing expenses decreased by similar amounts.

2. RECEIVABLES, NET

        Receivables, net, consist of the following:

	November 30, 2002	May 31, 2002
Trade accounts	$38,751	$46,567
Other, including income taxes	4,414	7,586

	43,165	54,153
Less allowance for doubtful accounts and sales returns	(9,288)	(9,566)

Total	$33,877	$44,587

2. INVENTORIES

        Inventories consist of the following:

	November 30, 2002	May 31, 2002
Raw materials	$10,114	$11,275
Work in process	2,137	2,208
Finished goods	21,693	15,749

Total	$33,944	$29,232

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

        Intangible assets, net, consist of the following:

	November 30, 2002		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$9,010	$(3,723)	$8,388	$(3,153)
Goodwill	4,346	—	40,354	(12,687)

	$13,356	$(3,723)	$48,742	$(15,840)

        Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2003, is $928 (2003), $535 (2004), $380 (2005), $370 (2006), and $347 (2007).

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

        The changes in the carrying amount of goodwill, broken down by business unit, for fiscal 2002 and for the first six months of fiscal 2003 are as follows:

	Schiff® Specialty	Active Nutrition	Haleko	Total
Balance at June 1, 2001	$4,851	$9,258	$21,975	$36,084
Amortization	(505)	(1,225)	(685)	(2,415)
Impairment loss	—	(6,193)	—	(6,193)
Currency translation and other	—	3	188	191

Balance at May 31, 2002	4,346	1,843	21,478	27,667
Adoption of SFAS No. 142	—	(1,843)	(21,478)	(23,321)

Balance at November 30,2002	$4,346	$—	$—	$4,346

        Actual results of operations for the three and six month periods ended November 30, 2002, and proforma results of operations, had we applied the non-amortization provisions of SFAS No. 142, for the three and six month periods ending November 30, 2001 are as follows.

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Reported net income (loss) before cumulative effect of change in accounting principle	$2,281	$(3,886)	$6,769	$(4,238)
Add back goodwill amortization, net of tax	—	523	—	867

Adjusted net income (loss) before cumulative effect of change in accounting principle	2,281	(3,363)	6,769	(3,371)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	(15,392)	—

Adjusted net income (loss)	$2,281	$(3,363)	$(8,623)	$(3,371)

	Three Months ended November 30,		Six Months ended November 30,
	2002	2001	2002	2001
Net income (loss) per share-basic and diluted:
Reported net income (loss) before cumulative effect of change in accounting principle	$0.09	$(0.15)	$0.26	$(0.16)
Add back goodwill amortization, net of tax	—	0.02	—	0.03

Adjusted net income (loss) before cumulative effect of change in accounting principle	0.09	(0.13)	0.26	(0.13)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	(0.59)	—

Adjusted net income (loss)	$0.09	$(0.13)	$(0.33)	$(0.13)

5. NOTES RECEIVABLE RELATED TO STOCK PERFORMANCE UNITS, NET

        We previously made loans available to certain individuals for the payment of income taxes associated with vested performance units. Notes receivable (including accrued interest), net, were approximately $2.9 million and $3.2 million, respectively, at November 30, and May 31, 2002. The original notes receivable are generally collateralized by debtors' shares of the Company's Class A common stock and are repayable beginning in June of 2002 and ending December of 2006. In addition, a portion of notes receivable due from one debtor is effectively guaranteed by WHF. Certain allowances for unrealizable amounts are recognized to adjust the outstanding balances to the underlying collateral value and/or to consider other factors that may impact the valuation of the notes receivable.

        At present, in connection with collection efforts and in consideration of potential unrealizable amounts, we are pursuing negotiations with certain of the debtors who are no longer employed by the company. As a result of these discussions, the terms of certain notes, including maturity, interest rate, required collateral, etc., may be modified.

        Recognition of future provision(s) for unrealizable amounts will depend on, among other considerations, the closing price of our Class A common stock. In the event that shares of common stock are received in lieu of cash payment, a portion of, or the entire net book value of the notes receivable may subsequently be reclassified as treasury stock and reflected as a reduction to stockholders' equity. Notes receivable balances are reflected net of aggregate allowances for unrealizable amounts of $2.7 million and $2.4 million, respectively, at November 30, and May 31, 2002.

6. OPERATING SEGMENTS

        During fiscal 2002, we reorganized our operations, previously reported as domestic and international segments, into three business units. These business units are the Schiff® Specialty Unit, the Active Nutrition Unit and the Haleko Unit (our primary European subsidiary). The business units are managed independently, each with its own sales and marketing resources, and supported by product research and development, operations and technical services and administrative functions.

        We manufacture and market nutritional products, including a full line of vitamins, joint-related and other nutraceuticals through our Schiff® Specialty Unit. Schiff® Specialty Unit products are marketed primarily in the United States through mass-market distribution channels. We manufacture and market a variety of sports nutrition and weight management products through our Active Nutrition Unit. Active Nutrition Unit products are marketed domestically and internationally primarily through mass market and health club and gym distribution channels. We also manufacture and market nutritional and other products, including a full line of sports nutrition supplements and sportswear, together with certain other nutraceuticals within our Haleko Unit. Haleko Unit products are marketed primarily in Europe through mass market and health club and gym distribution channels.

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

        Segment information for the three months ended November 30, 2002 and 2001 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2002:
Schiff® Specialty	$34,530	$5,600	$581
Active Nutrition	7,595	321	66
Haleko	22,566	(4)	293
Eliminations	(543)	—	—

	$64,148	$5,917	$940

2001:
Schiff® Specialty	$32,489	$6,002	$1,149
Active Nutrition	14,563	(1,964)	375
Haleko	29,800	(1,689)	437
Unallocated	—	(1,500)	—
Eliminations	(614)	(84)	—

	$76,238	$765	$1,961

        Segment information for the six months ended November 30, 2002 and 2001 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2002:
Schiff® Specialty	$75,778	$13,449	$1,267
Active Nutrition	19,458	1,260	147
Haleko	46,570	(552)	612
Eliminations	(1,495)	—	—

	$140,311	$14,157	$2,026

2001:
Schiff® Specialty	$73,096	$10,929	$2,542
Active Nutrition	30,095	(2,801)	752
Haleko	55,193	(4,538)	885
Unallocated	—	(1,500)	—
Eliminations	(1,442)	(84)	—

	$156,942	$2,006	$4,179

        Reconciliation of total assets for domestic and international operations is as follows:

	November 30, 2002	May 31, 2002
Total domestic assets	$138,622	$155,471
Total international assets	45,437	68,862
Eliminations	(58,937)	(65,690)

Total	$125,122	$158,643

        Capital expenditures for domestic and international operations were $439 and $305, respectively, for the six months ended November 30, 2002, and $794 and $337, respectively, for the six months ended November 30, 2001.

7. SALES TO MAJOR CUSTOMERS

        Our two largest customers accounted for approximately 45% and 41%, respectively, of net sales for the six months ended November 30, 2002 and 2001. At November 30, 2002 and May 31, 2002, amounts due from these customers represented approximately 36% and 39%, respectively, of total trade accounts receivable.

8. CONTINGENCIES

        We are currently named as a defendant in four lawsuits alleging that consumption of certain of our former products containing ephedra caused injuries and damages to certain individuals. We dispute the allegations and have tendered the matters to our insurance carriers, which have assumed the defense of the matters.

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

9. RECENTLY ISSUED ACCOUNTING STANDARDS

        Effective June 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of SFAS No. 144 did not materially impact our consolidated financial statements.

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

        Important factors that may cause these forward looking statements to be false include, but are not limited to: the ability to successfully and cost effectively implement initiatives to our Schiff® Move Free® business against the competition, the inability to achieve cost savings and operational efficiencies, the inability to increase operating margins and increase revenues, dependence on individual products, the inability to successfully restructure the Haleko business unit and make it profitable, dependence on individual customers, the inability to successfully utilize available cash resulting from suspension of our quarterly dividend, the impact of competitive products and pricing (including private label), market and industry conditions (including pricing, demand for products, level of trade inventories and raw materials availability and pricing), the success of product development and new product introductions into the marketplace, changes in laws and regulations, litigation and government regulatory action, lack of available product liability insurance for products containing ephedra, uncertainty of market acceptance of new products, adverse publicity regarding the consumption of nutritional supplements, changes in accounting standards, and other factors indicated from time to time in our SEC reports, copies of which are available upon request from the our investor relations department or may be obtained at the SEC's website (www.sec.gov). We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

        Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000.

        Looking forward, our priorities include initiatives to defend our Schiff® Move Free® business against the competition, including private label, and ultimately to increase our market share in the joint health care product category. Accordingly, we expect to begin implementation of these initiatives for our Schiff® Move Free® business during the second half of fiscal 2003. These initiatives may require considerable resources and result in significant transition and marketing costs. Fiscal 2003 second half operating margins in our Schiff® Specialty business unit may be significantly below fiscal 2003 first half results.

Results of Operations (Unaudited)

Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001

        The following tables show comparative operating results, by business unit, for the three months ended November 30, 2002 and 2001. Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies.

	Schiff® Specialty	Active Nutrition	Haleko	Other (1)	Total
2002:
Net sales	$34,530	$7,595	$22,566	$(543)	$64,148
Cost of goods sold	21,374	4,323	14,887	(543)	40,041

Gross profit	13,156	3,272	7,679	—	24,107

Operating expenses:
Selling and marketing	4,163	2,096	5,197	—	11,456
General and administrative	2,645	659	2,092	—	5,396
Research and development	662	118	328	—	1,108
Amortization of intangible assets	86	78	66	—	230

Total operating expenses	7,556	2,951	7,683	—	18,190

Income (loss) from operations	$5,600	$321	$(4)	$—	$5,917

2001:
Net sales	$32,489	$14,563	$29,800	$(614)	$76,238
Cost of goods sold	19,200	10,188	22,115	(530)	50,973

Gross profit (loss)	13,289	4,375	7,685	(84)	25,265

Operating expenses:
Selling and marketing	4,359	4,464	6,062	—	14,885
General and administrative	2,163	1,219	2,773	—	6,155
Research and development	615	239	280	—	1,134
Amortization of intangible assets	150	417	259	—	826
Severance and reorganization costs	—	—	—	1,500	1,500

Total operating expenses	7,287	6,339	9,374	1,500	24,500

Income (loss) from operations	$6,002	$(1,964)	$(1,689)	$(1,584)	$765

(1)
Amounts include inter-business unit sales eliminations and unallocated amounts.

        Net Sales.    Net sales for the fiscal 2003 second quarter decreased $12.1 million, or 15.9%, to $64.1 million, from $76.2 million for the fiscal 2002 second quarter. The decrease in net sales was attributable primarily to reduced net sales in our Active Nutrition and Haleko business units, partially offset by an increase in Schiff® Specialty net sales.

        Schiff® Specialty net sales increased approximately 6.3% to $34.5 million for the fiscal 2003 second quarter, from $32.5 million for the fiscal 2002 second quarter. Net sales of Schiff® Move Free®, our leading branded product, were $11.5 million for the fiscal 2003 second quarter, compared to $15.4 million for the fiscal 2002 second quarter. Private label sales volume was $13.7 million for the fiscal 2003 second quarter, compared to $8.3 million for the fiscal 2002 second quarter. The increase in private label sales offset the decrease in sales of Schiff® Move Free®, which was primarily attributable to private label competition.

        Active Nutrition net sales decreased approximately 47.8% to $7.6 million for the fiscal 2003 second quarter, from $14.6 million for the fiscal 2002 second quarter. The decrease is primarily attributable to a reduction in sales under our American Body Building® and Science Foods® brands, which were sold to an unaffiliated third party in July 2002. Excluding American Body Building® and Science Foods®, Active Nutrition net sales decreased $1.3 million, primarily attributable to reduced distribution in certain domestic mass market accounts, and was partially offset by modest sales increases in certain international accounts.

        Haleko net sales decreased approximately 24.3% to $22.6 million for the fiscal 2003 second quarter, from $29.8 million for the fiscal 2002 second quarter. The decrease primarily resulted from a decline in private label and Venice Beach® sales volume. Private label sales volume was $3.1 million for the fiscal 2003 second quarter, compared to $8.5 million for the fiscal 2002 second quarter, primarily due to discontinuation of a significant private label account. Venice Beach® sportswear sales were $6.1 million for the fiscal 2003 second quarter, compared to $9.1 million for the fiscal 2002 second quarter. The decrease was primarily attributable to elimination of lower margin SKU's and contraction of certain distribution channels. Economic conditions in Germany continue to decline and may negatively impact operating results in our Haleko business unit for the foreseeable future.

        Gross Profit.    Gross profit decreased approximately 4.6% to $24.1 million for the fiscal 2003 second quarter, from $25.3 million for the fiscal 2002 second quarter. Gross profit, as a percentage of net sales, was 37.6% for the fiscal 2003 second quarter, compared to 33.1% for the fiscal 2002 second quarter. The increase in the gross profit percentage was primarily attributable to significant increases in gross profit from sales of products in our Active Nutrition and Haleko business units.

        Schiff® Specialty gross profit remained relatively constant at approximately $13.2 million for the fiscal 2003 and 2002 second quarters. Gross profit, as a percentage of net sales, for the Schiff® Specialty business was 38.1% for the fiscal 2003 second quarter, compared to 40.9% for the fiscal 2002 second quarter. The decrease resulted primarily from a change in product sales mix, including a relative increase in private label sales that have a lower margin. The impact of the reduction in gross profit percentage due to increased private label sales was partially offset by a decrease in sales incentives and promotion costs classified as reductions in gross sales, improved net raw material costs and other cost savings, including the prior year business unit realignment. As a result of further changes in product sales mix and private label pricing pressures, Schiff® Specialty gross profit percentage may continue to decrease in subsequent periods.

        Active Nutrition gross profit decreased $1.1 million, or 25.2%, to $3.3 million for the fiscal 2003 second quarter, from $4.4 million for the fiscal 2002 second quarter, primarily resulting from a decrease in sales volume. Gross profit, as a percentage of net sales, for the Active Nutrition business was 43.1% for the fiscal 2003 second quarter, compared to 30.0% for the fiscal 2002 second quarter. The increase was primarily attributable to changes in product sales mix, including the elimination of American Body Building® and Science Foods® brands, reductions in domestic sales credits and cost savings realized in our domestic operations from the prior year business unit realignment.

        Haleko gross profit remained relatively constant at $7.7 million for the fiscal 2003 and 2002 second quarters. Gross profit, as a percentage of net sales, for the Haleko business was 34.0% for the fiscal 2003 second quarter, compared to 25.8% for the fiscal 2002 second quarter. The increase primarily resulted from a reduction in lower-margin private label sales and improved Venice Beach® margins.

        Operating Expenses.    Operating expenses decreased approximately 25.8% to $18.2 million for the fiscal 2003 second quarter, from $24.5 million for the fiscal 2002 second quarter. Fiscal 2002 second quarter included severance and reorganization costs of $1.5 million associated with our business unit realignment. Operating expenses, as a percentage of net sales, were 28.4% and 32.1%, respectively, for the fiscal 2003 and 2002 second quarters. The reduction in operating expenses was primarily attributable to a decrease in marketing and promotion costs, lower net sales, including the sale of American Body Building® and Science Foods®, and cost savings associated with the fiscal 2002 business unit realignment. The adoption of SFAS No. 142 (see Note 4 to the Condensed Consolidated Financial Statements), resulting in the discontinuance of goodwill amortization, also contributed to the reduction in operating expenses.

        Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, was $11.5 million for the fiscal 2003 second quarter, compared to $14.9 million for the fiscal 2002 second quarter. The decrease in selling and marketing expenses resulted primarily from decreased promotional costs due to a reduction in branded sales, primarily in our Schiff® Specialty and Active Nutrition business units. As a percentage of branded sales, promotional costs remained relatively constant quarter over quarter with a reduction in our Haleko business unit partially offset by an increase in Active Nutrition.

        General and administrative expenses were $5.4 million for the fiscal 2003 second quarter, compared to $6.2 million for the fiscal 2002 second quarter. Increases in legal and insurance costs were more than offset by decreases in personnel and other costs in all of the business units resulting from the fiscal 2002 business unit realignment and the fiscal 2003 first quarter sale of American Body Building® and Science Foods®.

        Research and development costs remained relatively constant at $1.1 million for the fiscal 2003 and 2002 second quarters. The adoption of SFAS No. 142 and the fiscal 2003 first quarter sale of American Body Building® and Science Foods® resulted in a decrease in amortization expense in the Active Nutrition and Haleko business units.

        Other Expense.    Other expense, net, was $2.1 million for the fiscal 2003 second quarter, compared to $2.3 million for the fiscal 2002 second quarter. In November 2002, we paid off the remaining $5.0 million in subordinated loan debt with borrowings available from our senior bank credit facility. The early pay-off resulted in an approximate $1.1 million write-off of previously capitalized financing fees, including original issue discount costs. The decrease in interest expense resulted primarily from an overall lower effective borrowing rate on less total indebtedness.

        Provision for Income Taxes.    Provision for income taxes was a $1.5 million expense for the fiscal 2003 second quarter, compared to a $2.4 million expense for the fiscal 2002 second quarter. The net effect of tax rate differences for our domestic and international operations more than offset the impact of increased pre-tax earnings. During the fiscal 2002 second quarter, we recognized a non-cash valuation provision of $1.8 million to write-down previously recognized tax assets, primarily pertaining to our Haleko business unit. In addition, we did not recognize income tax benefits on losses incurred by Haleko during the fiscal 2002 second quarter.

Results of Operations (Unaudited)

Six Months Ended November 30, 2002 Compared to Six Months Ended November 30, 2001

        The following tables show comparative operating results, by business unit, for the six months ended November 30, 2002 and 2001. Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies.

	Schiff® Specialty	Active Nutrition	Haleko	Other (1)	Total
2002:
Net sales	$75,778	$19,458	$46,570	$(1,495)	$140,311
Cost of goods sold	46,325	11,160	30,033	(1,495)	86,023

Gross profit	29,453	8,298	16,537	—	54,288

Operating expenses:
Selling and marketing	8,672	4,885	11,852	—	25,409
General and administrative	5,878	1,667	4,542	—	12,087
Research and development	1,287	253	563	—	2,103
Amortization of intangible assets	167	233	132	—	532

Total operating expenses	16,004	7,038	17,089	—	40,131

Income (loss) from operations	$13,449	$1,260	$(552)	$—	$14,157

2001:
Net sales	$73,096	$30,095	$55,193	$(1,442)	$156,942
Cost of goods sold	45,656	20,592	40,228	(1,358)	105,118

Gross profit (loss)	27,440	9,503	14,965	(84)	51,824

Operating expenses:
Selling and marketing	10,432	8,035	12,849	—	31,316
General and administrative	4,478	2,828	5,556	—	12,862
Research and development	1,302	605	616	—	2,523
Amortization of intangible assets	299	836	482	—	1,617
Severance and reorganization costs	—	—	—	1,500	1,500

Total operating expenses	16,511	12,304	19,503	1,500	49,818

Income (loss) from operations	$10,929	$(2,801)	$(4,538)	$(1,584)	$2,006

(1)
Amounts include inter-business unit sales eliminations and unallocated amounts.

        Net Sales.    Net sales for the six months ended November 30, 2002 decreased $16.6 million, or 10.6%, to $140.3 million, from $156.9 million for the six months ended November 30, 2001. The decrease in net sales was attributable primarily to reduced net sales in our Active Nutrition and Haleko business units, partially offset by an increase in Schiff® Specialty net sales.

        Schiff® Specialty net sales increased approximately 3.7% to $75.8 million for the six months ended November 30, 2002, from $73.1 million for the six months ended November 30, 2001. The increase was primarily due to a greater amount of sales incentives and promotion costs classified as reductions in gross sales in the six months ended November 30, 2001, compared to the six months ended November 30, 2002. Net sales of Schiff® Move Free® were $30.2 million for the six months ended November 30, 2002, compared to $35.0 million for the six months ended November 30, 2001. Private label sales volume was $26.9 million for the six months ended November 30, 2002, compared to

$19.9 million for the six months ended November 30, 2001. The increase in private label sales offset the decrease in sales of Schiff® Move Free®, which was primarily attributable to increased private label competition.

        Active Nutrition net sales decreased approximately 35.3% to $19.5 million for the six months ended November 30, 2002, from $30.1 million for six months ended November 30, 2001. The decrease is primarily attributable to a reduction in sales under our American Body Building® and Science Foods® brands, which were sold to an unaffiliated third party in July 2002. Net sales of American Body Building® and Science Foods® brands were $3.1 million for the six months ended November 30, 2002, compared to $12.3 million for the six months ended November 30, 2001. Excluding American Body Building® and Science Foods® sales, Active Nutrition net sales decreased $1.4 million, or 7.9% period over period, primarily attributable to reduced distribution in certain domestic mass market accounts, and was partially offset by modest sales increases in certain international accounts.

        Haleko net sales decreased approximately 15.6% to $46.6 million for the six months ended November 30, 2002, from $55.2 million for the six months ended November 30, 2001. The decrease primarily resulted from a decline in private label and Venice Beach® sales volume. Private label sales volume was $6.9 million for the six months ended November 30, 2002, compared to $15.4 million for the six months ended November 30, 2001. The decrease was primarily due to discontinuation of a significant private label account. Venice Beach® sportswear sales were $13.0 million for the six months ended November 30, 2002, compared to $14.9 million for the six months ended November 30, 2001, primarily due to elimination of lower margin SKU's and contraction of certain distribution channels.

        Gross Profit.    Gross profit increased approximately 4.8% to $54.3 million for the six months ended November 30, 2002, from $51.8 million for the six months ended November 30, 2001. Gross profit, as a percentage of net sales, was 38.7% for the six months ended November 30, 2002, compared to 33.0% for the six months ended November 30, 2001. The increase in the gross profit percentage was primarily attributable to significant increases in gross profit from sales of products in our Active Nutrition and Haleko business units.

        Schiff® Specialty gross profit increased $2.0 million, or 7.3%, to $29.4 million for the six months ended November 30, 2002, from $27.4 million for the six months ended November 30, 2001. Gross profit, as a percentage of net sales, for the Schiff® Specialty business was 38.9% for the six months ended November 30, 2002, compared to 37.5% for the six months ended November 30, 2001. The increase was primarily attributable to a decrease in sales incentive and promotion costs classified as reductions in gross sales, improved net raw material costs and other cost savings, including the prior year business unit realignment. The impact of the increase in gross profit percentage was substantially offset by a change in product sales mix, including significant increases in private label sales which have lower margins.

        Active Nutrition gross profit decreased $1.2 million, or 12.7%, to $8.3 million for the six months ended November 30, 2002, from $9.5 million for the six months ended November 30, 2001, primarily resulting from a decrease in sales volume. Gross profit, as a percentage of net sales, for the Active Nutrition business was 42.6% for the six months ended November 30, 2002, compared to 31.6% for the six months ended November 30, 2001. The increase was primarily attributable to changes in product sales mix, including the elimination of American Body Building® and Science Foods® brands, reductions in domestic sales credits and cost savings realized in our domestic operations from the prior year business unit realignment.

        Haleko gross profit increased $1.5 million, or 10.5%, to $16.5 million for the six months ended November 30, 2002, from $15.0 million for the six months ended November 30, 2001. Gross profit, as a percentage of net sales, for the Haleko business was 35.5% for the six months ended November 30, 2002, compared to 27.1% for the six months ended November 30, 2001. The increase primarily resulted from a reduction in lower-margin private label sales and improved Venice Beach® margins.

        Operating Expenses.    Operating expenses were $40.1 million for the six months ended November 30, 2002, compared to $49.8 million for the six months ended November 30, 2001. The six months ended November 30, 2002 included severance and reorganization costs of $1.5 million associated with our fiscal 2002 second quarter business unit realignment. Operating expenses, as a percentage of net sales, were 28.6% and 31.7%, respectively, for the fiscal 2003 and 2002 six-month periods. The reduction in operating expenses was primarily attributable to a decrease in marketing and promotion costs, lower net sales, including the sale of American Body Building® and Science Foods®, and cost savings associated with the fiscal 2002 business unit realignment. The adoption of SFAS No. 142 (see Note 4 to the Condensed Consolidated Financial Statements), resulting in the discontinuance of the amortization of goodwill, also contributed to the reduction in operating expenses.

        Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $25.4 million for the six months ended November 30, 2002, compared to $31.3 million for the six months ended November 30, 2001. The decrease in selling and marketing expenses resulted primarily from lower net sales and decreased promotional costs, primarily in Schiff® Specialty, due to a reduction in branded sales and timing of promotions and discretionary marketing and advertising spending. A reduction in trade show costs in Active Nutrition also contributed to the reduction in selling and marketing expenses.

        General and administrative expenses were $12.1 million for the six months ended November 30, 2002, compared to $12.9 million for the six months ended November 30, 2001. Increases in legal, tax consulting fees and insurance costs were more than offset by decreases in personnel and other costs in all of the business units resulting from the fiscal 2002 business unit realignment and the fiscal 2003 first quarter sale of American Body Building® and Science Foods®.

        Research and development costs were $2.1 million for the six months ended November 30, 2002, compared to $2.5 million for the six months ended November 30, 2001. The decrease was primarily due to the fiscal 2002 business unit realignment and the sale of American Body Building® and Science Foods®. The adoption of SFAS No. 142 and the fiscal 2003 first quarter sale of American Body Building® and Science Foods® resulted in a decrease in amortization expense in the Active Nutrition and Haleko business units.

        Other Expense.    Other expense, net, was $2.9 million for the six months ended November 30, 2002, compared to $4.7 million for the six months ended November 30, 2001. In November 2002, we paid off the remaining $5.0 million in subordinated loan debt with borrowings available from our senior bank credit facility. The early pay-off resulted in an approximate $1.1 million write-off of previously capitalized financing fees, including original issue discount costs. The decrease in interest expense resulted from an overall lower effective borrowing rate on less total indebtedness. Other expenses, net, was also impacted by fiscal year 2002 provisions for potentially unrealizable interest accrued on notes receivable related to stock performance units, and income recognized in fiscal 2003 on the sale of certain held-for-sale equity securities.

        Provision for Income Taxes.    Provision for income taxes was a $4.5 million expense for the six months ended November 30, 2002, compared to a $1.6 million expense for the six months ended November 30, 2001. The increase resulted primarily from the increase in pre-tax earnings partially offset by the net effect of tax rate differences for our domestic and international operations. We did not recognize income tax benefits on losses incurred by Haleko during the six months ended November 30, 2001.

Liquidity and Capital Resources

        Working capital increased $2.0 million to approximately $33.7 million at November 30, 2002, from $31.7 million at May 31, 2002. The increase in working capital resulted primarily from a decrease in short-term borrowings and certain accrued expenses, partially offset by the sale of assets and certain liabilities of our American Body Building® and Science Foods® brands. A decrease in net receivables, partially offset by an increase in inventories, resulted primarily from the timing of sales due to promotional considerations and lower sales in the fiscal 2003 second quarter, as compared to the fiscal 2002 fourth quarter. The decrease in receivables also resulted from the collection of approximately $2.2 million in income tax refunds.

        We entered into a senior credit facility (the "Credit Facility") with Bankers Trust Company, effective June 30, 2000, on behalf of our domestic subsidiaries. The Credit Facility was originally comprised of a $30.0 million amortizing term loan and a $60.0 million revolving loan. Effective May 31, 2002, we amended the Credit Facility whereby the outstanding balance of the term loan was reduced to $11.1 million and the aggregate revolving loan availability was reduced. During the fiscal 2003 second quarter, the outstanding balance of the term loan was paid in full with funds available under our revolving loan. Under the revolving loan, as amended, we may borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Our obligations under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets associated with our domestic subsidiaries. The Credit Facility is being used to fund our normal working capital and capital expenditure requirements. Net proceeds from the sale of our American Body Building® and Science Foods® brands were used to repay a portion of the outstanding indebtedness under the Credit Facility. At November 30, 2002, available revolving loan funds were approximately $13.6 million.

        Our domestic operations were also supported by a (originally $10.0 million) subordinated loan (the "Subordinated Loan") obtained in conjunction with the Credit Facility. The Subordinated Loan contained customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Effective May 31, 2002, we used funds available under our revolving loan to pay down $5.0 million of the Subordinated Loan. Effective November 27, 2002, we used funds available under our revolving loan to pay-off the remaining $5.0 million of the Subordinated Loan.

        Our European working capital needs (primarily our Haleko business unit) are supported by a Germany based secured credit facility (the "Haleko Facility") that is subject to annual renewal in June. Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. During June 2002, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $20.0 million. At November 30, 2002, the outstanding balance of the Haleko Facility was $8.2 million (included in current portion of long-term debt) and available revolving loan funds were approximately $10.6 million.

        We believe that our cash, cash flows from operations and the financing sources discussed above will be sufficient to meet our normal cash operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

        A summary of our outstanding long-term debt and operating lease contractual obligations at November 30, 2002 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$22,998	$10,883	$12,115	$—	$—
Operating leases	26,130	3,000	5,352	5,210	12,568

Total obligations	$49,128	$13,883	$17,467	$5,210	$12,568

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

ITEM 4. CONTROLS AND PROCEDURES

        We maintain "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective in ensuring that material information relating to the company is made known to the Chief Executive Officer and Chief Financial Officer by others within the company during the period in which this report was being prepared.

        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth in Note 8 to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Changes in Securities.

        Not applicable.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Our Annual Meeting of Shareholders was held on October 29, 2002 for the following purpose:

Proposal One:	Election of our Board of Directors.
	FOR	WITHHELD AUTHORITY
Eric Weider	165,501,601	84,577
George F. Lengvari	165,533,701	52,477
Bruce J. Wood	165,501,601	84,577
Ronald L. Corey	165,527,501	58,677
David J. Gustin	165,535,121	51,057
Roger H. Kimmel	165,535,301	50,877
Brian P. McDermott	165,530,101	56,077
H. F. Powell	165,529,901	56,277
Proposal Two:	Ratification of the appointment of Deloitte & Touche, LLP as our independent auditors for the fiscal year ending May 31, 2003.
FOR	AGAINST	ABSTAIN/BROKER NON-VOTES
165,540,865	43,513	1,800

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Consulting Agreement between Weider Nutrition Group, Inc. and Gustin Foods, LLC.

  (b)
  Reports on Form 8-K

    On October 15, 2002, we filed a report on Form 8-K with the commission regarding Section 906 certifications by certain company officers.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIDER NUTRITION INTERNATIONAL, INC.
Date: January 14, 2003	By:	/s/ BRUCE J. WOOD Bruce J. Wood President, Chief Executive Officer and Director
Date: January 14, 2003	By:	/s/ JOSEPH W. BATY Joseph W. Baty Executive Vice President and Chief Financial Officer

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

Date: January 14, 2003

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

Date: January 14, 2003

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