Form 10-Q
period 2003-02-28
WEIDER NUTRITION INTERNATIONAL INC
filed 2003-04-14
CIK 1022368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

Registrant’s telephone number, including area code:

(801) 975-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock is 26,889,436 (as of April 1, 2003).

PART I.                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28, 2003	May 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,217	$2,412
Receivables, net	30,495	44,587
Inventories	31,611	29,232
Prepaid expenses and other	3,374	2,489
Deferred taxes	3,442	4,100
Net assets held for sale	—	3,634

Total current assets	72,139	86,454

Property and equipment, net	27,755	29,741

Other assets:
Intangible assets, net	9,835	32,902
Deposits and other assets	5,127	4,574
Notes receivable related to stock performance units, net	2,365	3,206
Deferred taxes	454	—
Net assets held for sale	—	1,766

Total other assets	17,781	42,448

Total assets	$117,675	$158,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,299	$21,410
Accrued expenses	16,393	18,170
Current portion of long-term debt	13,606	15,191

Total current liabilities	47,298	54,771

Long-term debt	725	24,776

Deferred taxes	—	2,355

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,916,288 and 11,276,288	119	112
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	86,942	85,912
Deferred compensation costs	(924)	—
Other accumulated comprehensive loss	(3,812)	(4,425)
Retained deficit	(12,823)	(5,008)

Total stockholders’ equity	69,652	76,741

Total liabilities and stockholders’ equity	$117,675	$158,643

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended February 28,
	2003	2002

Net sales	$64,079	$74,759

Cost of goods sold	40,512	47,541

Gross profit	23,567	27,218

Operating expenses:
Selling and marketing	13,169	14,091
General and administrative	7,135	6,990
Research and development	1,249	1,105
Amortization of intangible assets	238	866
Litigation settlement	—	(193)

Total operating expenses	21,791	22,859

Income from operations	1,776	4,359

Other income (expense):
Interest income	13	19
Interest expense	(578)	(1,740)
Other	164	(108)

Total other expense	(401)	(1,829)

Income before income taxes	1,375	2,530

Provision for income taxes	567	1,281

Net income	$808	$1,249

Weighted average shares outstanding:

Basic	26,249,436	26,249,436

Diluted	26,276,692	26,249,436

Net income per share:

Basic	$0.03	$0.05

Diluted	$0.03	$0.05

Comprehensive income	$1,078	$551

See notes to condensed consolidated financial statements.

	Nine Months Ended February 28,
	2003	2002

Net sales	$204,389	$231,701

Cost of goods sold	126,534	152,659

Gross profit	77,855	79,042

Operating expenses:
Selling and marketing	38,579	45,407
General and administrative	19,222	19,877
Research and development	3,351	3,628
Amortization of intangible assets	770	2,483
Severance and reorganization costs	—	1,724
Litigation settlement	—	(442)

Total operating expenses	61,922	72,677

Income from operations	15,933	6,365

Other income (expense):
Interest income	42	72
Interest expense	(2,604)	(5,919)
Financing fees and OID write-off	(1,147)	—
Other	433	(667)

Total other expense	(3,276)	(6,514)

Income (loss) before income taxes	12,657	(149)

Provision for income taxes	5,080	2,840

Net income (loss) before cumulative effect of change in accounting principle	7,577	(2,989)

Cumulative effect of change in accounting principle, net of tax benefit	(15,392)	—

Net loss	$(7,815)	$(2,989)

Weighted average shares outstanding:

Basic	26,249,436	26,249,436

Diluted	26,249,436	26,249,436

Net income (loss) per share - basic and diluted:

Net income (loss) before cumulative effect of change in accounting principle	$0.29	$(0.11)

Cumulative effect of change in accounting principle	(0.59)	—

Net loss	$(0.30)	$(0.11)

Comprehensive loss	$(7,202)	$(3,085)

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended February 28,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,815)	$(2,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	439	974
Deferred taxes	(2,151)	2,487
Depreciation, amortization and asset impairment	27,974	7,591
Amortization and write-off of financing fees, including original issue discount	1,775	930
Amortization of deferred compensation costs	160	—
Changes in operating assets and liabilities:
Receivables	13,843	9,801
Inventories	(2,379)	14,056
Prepaid expenses and other	(885)	1,170
Deposits and other assets	(588)	625
Accounts payable	(4,111)	(16,056)
Accrued expenses	(2,905)	2,212

Net cash provided by operating activities	23,357	20,801

Cash flows from investing activities:
Purchase of property and equipment	(1,198)	(2,214)
Purchase of intangibles	(212)	(101)
Proceeds from disposition of assets held for sale	5,400	—
Proceeds from sale of available-for-sale securities	1,496	1,004
Collection of notes receivable	140	—
Increase in notes receivable	(701)	—

Net cash provided by (used in) investing activities	4,925	(1,311)

Cash flows from financing activities:
Dividends paid	—	(2,954)
Net change in revolving line-of-credit	(12,917)	(11,466)
Proceeds from debt	4,317	1,832
Payments on debt	(19,216)	(7,074)

Net cash used in financing activities	(27,816)	(19,662)

Effect of exchange rate changes on cash	339	(51)

Increase (decrease) in cash and cash equivalents	805	(223)

Cash and cash equivalents, beginning of period	2,412	2,293

Cash and cash equivalents, end of period	$3,217	$2,070

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

1.             BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) do not include all disclosures provided in our annual consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2002 as filed with the Securities and Exchange Commission.  The May 31, 2002 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes.  We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

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

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees.  The aggregate value of the restricted shares was approximately $1.0 million, which will be expensed over the accompanying five-year vesting period.

On July 26, 2002, we sold substantially all of the assets and certain associated liabilities relating to our American Body Building® and Science Foods® brands, which are included in net assets held-for-sale in the accompanying condensed consolidated balance sheet at May 31, 2002.  The impact of the sale on the fiscal 2003 operating results was not significant.

Effective June 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting standards for goodwill and other intangible assets.  (See Note 4 to Condensed Consolidated Financial Statements).

Effective March 1, 2002, we adopted Emerging Issues Task Force No. 01-9 (“EITF No. 01-9”) and reclassified certain prior period amounts to apply its provisions in the accompanying financial statements.  While the adoption of EITF No. 01-9 did not impact our overall results of operations, gross profit for the fiscal 2002 three and nine month periods decreased approximately $4.5 million and $12.9 million, respectively, and selling and marketing expenses decreased by similar amounts.

2.             RECEIVABLES, NET

Receivables, net, consist of the following:

	February 28, 2003	May 31, 2002

Trade accounts	$39,523	$46,567
Other, including income taxes	1,103	7,586

	40,626	54,153
Less allowance for doubtful accounts and sales returns	(10,131)	(9,566)

Total	$30,495	$44,587

2.             INVENTORIES

Inventories consist of the following:

	February 28, 2003	May 31, 2002

Raw materials	$10,430	$11,275
Work in process	2,303	2,208
Finished goods	18,878	15,749

Total	$31,611	$29,232

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

Intangible assets, net, consist of the following:

	February 28, 2003		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$9,575	$(4,086)	$8,388	$(3,153)
Goodwill	4,346	—	40,354	(12,687)

	$13,921	$(4,086)	$48,742	$(15,840)

Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2003, is $947 (2003), $567 (2004), $405 (2005), $389 (2006), and $366 (2007).

Upon the implementation of SFAS No. 142, we tested goodwill for impairment by comparing the carrying amount, including goodwill, for each of our business units at June 1, 2002 to the fair value for each of the business units.  We assessed the fair value of the business units by evaluating their current cash flows in comparison to our overall market capitalization.  Based on this comparison, we concluded that the net book carrying value for two of our business units, Active Nutrition and Haleko, exceeded their respective fair values.  For those two reporting units, we then compared the implied fair value of their respective goodwill to their respective net book carrying values to determine the asset impairment amount.  Based on this comparison, effective June 1, 2002, we recognized an impairment loss of $23.3 million, or an after-tax charge of $15.4 million, as a cumulative effect of a change in accounting principle.

The changes in the carrying amount of goodwill, broken down by business unit, for fiscal 2002 and for the first nine months of fiscal 2003 are as follows:

	Schiff® Specialty	Active Nutrition	Haleko	Total

Balance at June 1, 2001	$4,851	$9,258	$21,975	$36,084
Amortization	(505)	(1,225)	(685)	(2,415)
Impairment loss	—	(6,193)	—	(6,193)
Currency translation and other	—	3	188	191

Balance at May 31, 2002	4,346	1,843	21,478	27,667
Adoption of SFAS No. 142	—	(1,843)	(21,478)	(23,321)

Balance at February 28, 2003	$4,346	$—	$—	$4,346

Actual results of operations for the three and nine month periods ended February 28, 2003, and proforma results of operations, had we applied the non-amortization provisions of SFAS No. 142, for the three and nine month periods ending February 28, 2002 are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Reported net income (loss) before cumulative effect of change in accounting principle	$808	$1,249	$7,577	$(2,989)
Add back goodwill amortization, net of tax	—	445	—	1,312

Adjusted net income (loss) before cumulative effect of change in accounting principle	808	1,694	7,577	(1,677)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	(15,392)	—

Adjusted net income (loss)	$808	$1,694	$(7,815)	$(1,677)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Net income (loss) per share-basic and diluted:
Reported net income (loss) before cumulative effect of change in accounting principle	$0.03	$0.05	$0.29	$(0.11)
Add back goodwill amortization, net of tax	—	0.02	—	0.05

Adjusted net income (loss) before cumulative effect of change in accounting principle	0.03	0.07	0.29	(0.06)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	(0.59)	—

Adjusted net income (loss)	$0.03	$0.07	$(0.30)	$(0.06)

5.             NOTES RECEIVABLE RELATED TO STOCK PERFORMANCE UNITS, NET

We previously made loans available to certain individuals for the payment of income taxes associated with vested performance units.  Notes receivable (including accrued interest), net, were approximately $2.4 million and $3.2 million, respectively, at February 28, 2003, and May 31, 2002.  The original notes receivable are generally collateralized by debtors’ shares of the Company’s Class A common stock and are repayable beginning in June of 2002 and ending December of 2006.  In addition, a portion of notes receivable due from one debtor is effectively guaranteed by WHF.  Certain allowances for unrealizable amounts are recognized to adjust the outstanding balances to the underlying collateral value and/or to consider other factors that may impact the valuation of the notes receivable.

At present, in connection with collection efforts and in consideration of potential unrealizable amounts, we are pursuing negotiations with certain of the debtors who are no longer employed by the company.  As a result of these discussions, the terms of certain notes, including maturity, interest rate, required collateral, etc., have been, or may be modified.

Recognition of future provision(s) for unrealizable amounts will depend on, among other considerations, the closing price of our Class A common stock.  In the event that shares of common stock are received in lieu of cash payment, a portion of, or the entire net book value of the notes receivable may subsequently be reclassified as treasury stock and reflected as a reduction to stockholders’ equity.  Notes receivable balances are reflected net of aggregate allowances for unrealizable amounts of $1.9 million and $2.4 million, respectively, at February 28, 2003, and May 31, 2002.

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

Segment information for the three months ended February 28, 2003 and 2002 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2003:
Schiff® Specialty	$36,506	$2,416	$253
Active Nutrition	7,474	(954)	24
Haleko	20,658	314	301
Eliminations	(559)	—	—
	$64,079	$1,776	$578

2002:
Schiff® Specialty	$37,356	$5,826	$1,097
Active Nutrition	12,038	(1,860)	245
Haleko	25,645	200	398
Unallocated	—	193	—
Eliminations	(280)	—	—
	$74,759	$4,359	$1,740

Segment information for the nine months ended February 28, 2003 and 2002 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2003:
Schiff® Specialty	$112,284	$15,865	$1,520
Active Nutrition	26,932	306	171
Haleko	67,228	(238)	913
Eliminations	(2,055)	—	—
	$204,389	$15,933	$2,604
2002:
Schiff® Specialty	$110,452	$16,735	$3,639
Active Nutrition	42,134	(4,666)	997
Haleko	80,838	(4,338)	1,283
Unallocated	—	(1,282)	—
Eliminations	(1,723)	(84)	—
	$231,701	$6,365	$5,919

Reconciliation of total assets for domestic and international operations is as follows:

	February 28, 2003	May 31, 2002
Total domestic assets	$128,048	$155,471
Total international assets	50,524	68,862
Eliminations	(60,897)	(65,690)
Total	$117,675	$158,643

Capital expenditures for domestic and international operations were $769 and $429, respectively, for the nine months ended February 28, 2003, and $1,592 and $622, respectively, for the nine months ended February 28, 2002.

7.             SALES TO MAJOR CUSTOMERS

Our two largest customers combined, accounted for approximately 47% and 42%, respectively, of net sales for the nine months ended February 28, 2003 and 2002.  At February 28, 2003, and May 31, 2002, amounts due from these customers represented approximately 34% and 39%, respectively, of total trade accounts receivable.

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

9.             RECENTLY ISSUED ACCOUNTING STANDARDS

Effective June 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use.  SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The adoption of SFAS No. 144 did not materially impact our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3.  SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002.  We have not determined the impact, if any, SFAS No. 146 will have on our consolidated financial statements.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

General

Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars consisting of approximately 800 stock keeping units (“SKUs”) domestically and internationally.  Our portfolio of brands, including Schiff®, Weider®, Tiger’s Milk®, Multipower® and Multaben are primarily marketed through mass market, health food store and health club and gym distribution channels.  We market our branded nutritional supplement products, both domestically and internationally, in five principal categories: specialty supplements; vitamins and minerals; sports nutrition; weight management; and nutrition bars.  We also market a line of sportswear in Europe, primarily in Germany, under the Venice Beach® brand.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000.

Looking forward, our priorities include initiatives to defend our Schiff® Move Free® business against the competition, including private label, and ultimately to increase our market share in the joint care product category.  Accordingly, we expect to continue implementation of these initiatives for our Schiff® Move Free® business during the fiscal 2003 fourth quarter.  These initiatives may require considerable resources and result in significant transition and marketing costs.  Fiscal 2003 fourth quarter operating margins in our Schiff® Specialty business unit may be significantly below fiscal 2003 year-to-date results.

Results of Operations (Unaudited)

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

The following tables show comparative operating results, by business unit, for the three months ended February 28, 2003 and 2002.  Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies.

	Schiff® Specialty	Active Nutrition	Haleko	Other (1)	Total
2003:
Net sales	$36,506	$7,474	$20,658	$(559)	$64,079
Cost of goods sold	24,123	4,745	12,203	(559)	40,512
Gross profit	12,383	2,729	8,455	—	23,567
Operating expenses:
Selling and marketing	5,162	2,691	5,316	—	13,169
General and administrative	3,906	765	2,464	—	7,135
Research and development	811	148	290	—	1,249
Amortization of intangible assets	88	79	71	—	238
Total operating expenses	9,967	3,683	8,141	—	21,791

Income (loss) from operations	$2,416	$(954)	$314	$—	$1,776

2002:
Net sales	$37,356	$12,038	$25,645	$(280)	$74,759
Cost of goods sold	22,575	8,378	16,868	(280)	47,541
Gross profit	14,781	3,660	8,777	—	27,218
Operating expenses:
Selling and marketing	5,125	3,494	5,472	—	14,091
General and administrative	3,095	1,390	2,505	—	6,990
Research and development	559	175	371	—	1,105
Amortization of intangible assets	176	461	229	—	866
Litigation settlement	—	—	—	(193)	(193)
Total operating expenses	8,955	5,520	8,577	(193)	22,859

Income (loss) from operations	$5,826	$(1,860)	$200	$193	$4,359

(1)      Amounts include inter-business unit sales eliminations and unallocated amounts.

Net Sales.  Net sales decreased approximately 14.3% to $64.1 million for the fiscal 2003 third quarter, from $74.8 million for the fiscal 2002 third quarter.  The decrease in net sales was attributable primarily to reduced net sales in our Active Nutrition and Haleko business units.

Schiff® Specialty net sales decreased approximately 2.3% to $36.5 million for the fiscal 2003 third quarter, from $37.4 million for the fiscal 2002 third quarter. A decrease in sales of Schiff® Move Free®, which was primarily attributable to private label competition, was substantially offset by the increase in our private label sales.  Net sales of Schiff® Move Free® were $14.7 million for the fiscal 2003 third quarter, compared to $17.7 million for the fiscal 2002 third quarter.  Private label net sales were $12.5 million for the fiscal 2003 third quarter, compared to $10.7 million for the fiscal 2002 third quarter.

Active Nutrition net sales decreased approximately 37.9% to $7.5 million for the fiscal 2003 third quarter, from $12.0 million for the fiscal 2002 third quarter.  The decrease is primarily attributable to a reduction in sales under our American Body Building® and Science Foods® brands, which were sold to an unaffiliated third party in July 2002. Excluding American Body Building® and Science Foods® sales, Active Nutrition net sales remained relatively constant for the fiscal 2003 and 2002 third quarters.  Sales increases in certain international accounts were substantially offset by reduced distribution in certain domestic mass-market accounts.

Haleko net sales decreased approximately 19.4% to $20.7 million for the fiscal 2003 third quarter, from $25.6 million for the fiscal 2002 third quarter.  The decrease primarily resulted from a decline in private label and Venice Beach® sales.  Private label sales were $2.1 million for the fiscal 2003 third quarter, compared to $5.6 million for the fiscal 2002 third quarter, primarily due to discontinuation of a significant private label account.  Venice Beach® sportswear sales were $6.4 million for the fiscal 2003 third quarter, compared to $8.8 million for the fiscal 2002 third quarter.  The decrease was primarily attributable to elimination of lower margin SKUs and contraction of certain distribution channels.  Economic conditions in Germany continue to decline and may negatively impact operating results in our Haleko business unit for the foreseeable future.

Gross Profit.  Gross profit decreased approximately 13.4% to $23.6 million for the fiscal 2003 third quarter, from $27.2 million for the fiscal 2002 third quarter, primarily resulting from a decrease in sales.  Gross profit, as a percentage of net sales, was 36.8% for the fiscal 2003 third quarter, compared to 36.4% for the fiscal 2002 third quarter.  Gross profit percentage increased in our Active Nutrition and Haleko business units and decreased in our Schiff® Specialty business unit.

Schiff® Specialty gross profit decreased approximately 16.2% to $12.4 million for the fiscal 2003 third quarter, from $14.8 million for the fiscal 2002 third quarter.  Gross profit, as a percentage of net sales, was 33.9% for the fiscal 2003 third quarter, compared to 39.6% for the fiscal 2002 third quarter.  The decrease resulted primarily from a change in product sales mix, including an increase in lower margin private label sales volume and a decrease in higher margin Schiff® Move Free® sales.  The impact of the reduction in gross profit percentage due to product sales mix was partially offset by a decrease in sales incentives and promotion costs classified as reductions in gross sales and improved net raw material costs.  As a result of further changes in product sales mix, private label pricing pressures and increased production costs, among other factors, Schiff® Specialty gross profit percentage may continue to decrease in subsequent periods.

Active Nutrition gross profit decreased approximately 25.4% to $2.7 million for the fiscal 2003 third quarter, from $3.7 million for the fiscal 2002 third quarter, primarily resulting from a decrease in sales.  Gross profit, as a percentage of net sales, was 36.5% for the fiscal 2003 third quarter, compared to 30.4% for the fiscal 2002 third quarter.  The increase was primarily attributable to changes in product sales mix, including the elimination of lower-margin American Body Building® and Science Foods® brands, and reductions in domestic sales credits.

Haleko gross profit remained relatively constant for the fiscal 2003 and 2002 third quarters.  Gross profit, as a percentage of net sales, was 40.9% for the fiscal 2003 third quarter, compared to 34.2% for the fiscal 2002 third quarter.  The increase primarily resulted from a reduction in lower-margin private label sales and improved margins on branded nutritional products and Venice Beach® sales.

Operating Expenses.  Operating expenses decreased approximately 4.7% to $21.8 million for the fiscal 2003 third quarter, from $22.9 million for the fiscal 2002 third quarter.  Fiscal 2002 third quarter included litigation settlement income of $0.2 million.  Operating expenses, as a percentage of net sales, were 34.0% and 30.6%, respectively, for the fiscal 2003 and 2002 third quarters.  The increase in operating expenses, as a percentage of net sales, was primarily attributable to the impact of selling and marketing expenses classified as reductions in gross sales, the impact of certain fixed costs and an increase in certain personnel related costs.  The percentage increase was partially offset by the adoption of SFAS No. 142 (see Note 4 to the Condensed Consolidated Financial Statements), which resulted in the discontinuance of goodwill amortization.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $13.2 million for the fiscal 2003 third quarter, compared to $14.1 million for the fiscal 2002 third quarter.  The decrease in selling and marketing expenses resulted primarily from decreased promotional costs due to the reduction in branded sales in our Schiff® Specialty and Active Nutrition business units, and a temporary delay in certain Schiff® Specialty promotions, partially offset by an increase in certain personnel related costs.  As a percentage of branded gross sales, promotional costs decreased to approximately 12.2% for the third quarter of fiscal 2003, from 15.8% for the third quarter of fiscal 2002. We expect Schiff® Specialty promotional spending to significantly increase in the fiscal 2003 fourth quarter.

General and administrative expenses were $7.1 million for the fiscal 2003 third quarter, compared to $7.0 million for the fiscal 2002 third quarter, primarily resulting from an increase in certain personnel related costs.

Research and development costs were $1.2 million for the fiscal 2003 third quarter, compared to $1.1 million for the fiscal 2002 third quarter, primarily resulting from increased new product testing costs.  The adoption of SFAS No. 142 and the fiscal 2003 first quarter sale of American Body Building® and Science Foods® resulted in a decrease in amortization expense in the Active Nutrition and Haleko business units.

Other Expense.  Other expense, net, was $0.4 million for the fiscal 2003 third quarter, compared to $1.8 million for the fiscal 2002 third quarter.  The decrease was primarily due to a reduction in interest expense resulting from an overall lower effective borrowing rate on less total indebtedness, and income recognized in the fiscal 2003 third quarter on the sale of certain held-for-sale equity securities.

Provision for Income Taxes. Provision for income taxes was a $0.6 million expense for the fiscal 2003 third quarter, compared to a $1.3 million expense for the fiscal 2002 third quarter.  The change resulted primarily from the decrease in pre-tax earnings.  In addition, we did not recognize income tax benefits on Haleko’s pre-tax loss for the fiscal 2002 third quarter.

Results of Operations (Unaudited)

Nine Months Ended February 28, 2003 Compared to Nine Months Ended February 28, 2002

The following tables show comparative operating results, by business unit, for the nine months ended February 28, 2003 and 2002.  Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies.

	Schiff® Specialty	Active Nutrition	Haleko	Other (1)	Total
2003:
Net sales	$112,284	$26,932	$67,228	$(2,055)	$204,389
Cost of goods sold	70,448	15,905	42,236	(2,055)	126,534
Gross profit	41,836	11,027	24,992	—	77,855
Operating expenses:
Selling and marketing	13,834	7,577	17,168	—	38,579
General and administrative	9,784	2,432	7,006	—	19,222
Research and development	2,098	400	853	—	3,351
Amortization of intangible assets	255	312	203	—	770
Total operating expenses	25,971	10,721	25,230	—	61,922

Income (loss) from operations	$15,865	$306	$(238)	$—	$15,933

2002:
Net sales	$110,452	$42,134	$80,838	$(1,723)	$231,701
Cost of goods sold	68,231	28,971	57,096	(1,639)	152,659
Gross profit (loss)	42,221	13,163	23,742	(84)	79,042
Operating expenses:
Selling and marketing	15,557	11,529	18,321	—	45,407
General and administrative	7,593	4,223	8,061	—	19,877
Research and development	1,861	780	987	—	3,628
Amortization of intangible assets	475	1,297	711	—	2,483
Severance and reorganization costs	—	—	—	1,724	1,724
Litigation settlement	—	—	—	(442)	(442)
Total operating expenses	25,486	17,829	28,080	1,282	72,677

Income (loss) from operations	$16,735	$(4,666)	$(4,338)	$(1,366)	$6,365

(1)      Amounts include inter-business unit sales eliminations and unallocated amounts.

Net Sales.  Net sales decreased approximately 11.8% to $204.4 million for the nine months ended February 28, 2003, from $231.7 million for the nine months ended February 28, 2002.  The decrease in net sales was attributable primarily to reduced net sales in our Active Nutrition and Haleko business units, partially offset by an increase in Schiff® Specialty net sales.

Schiff® Specialty net sales increased approximately 1.7% to $112.3 million for the nine months ended February 28, 2003, from $110.5 million for the nine months ended February 28, 2002. The increase was primarily due to the impact of sales incentives and promotion costs classified as reductions in gross sales in the nine months ended February 28, 2002, compared to the nine months ended February 28, 2003. A decrease in sales of Schiff® Move Free®, which was primarily attributable to private label competition, was more than offset by an increase in private label sales. Net sales of Schiff® Move Free® were $44.9 million for the nine months ended February 28, 2003, compared to $52.7 million for the nine months ended February 28, 2002.

Private label sales were $39.4 million for the nine months ended February 28, 2003, compared to $30.7 million for the nine months ended February 28, 2002.

Active Nutrition net sales decreased approximately 36.1% to $26.9 million for the nine months ended February 28, 2003, from $42.1 million for nine months ended February 28, 2002.  The decrease was primarily attributable to a reduction in sales under our American Body Building® and Science Foods® brands, which were sold to an unaffiliated third party in July 2002.  Net sales of American Body Building® and Science Foods® brands were $3.1 million for the nine months ended February 28, 2003, compared to $17.1 million for the nine months ended February 28, 2002.  Excluding American Body Building® and Science Foods® sales, Active Nutrition net sales decreased $1.2 million, primarily attributable to reduced distribution in certain domestic mass market accounts partially offset by modest sales increases in certain international accounts.

Haleko net sales decreased approximately 16.8% to $67.2 million for the nine months ended February 28, 2003, from $80.8 million for the nine months ended February 28, 2002.  The decrease primarily resulted from a decline in private label and Venice Beach® sales volume.  Private label sales volume was $9.0 million for the nine months ended February 28, 2003, compared to $21.0 million for the nine months ended February 28, 2002.  The decrease was primarily due to discontinuation of a significant private label account.  Venice Beach® sportswear sales were $19.3 million for the nine months ended February 28 2003, compared to $23.7 million for the nine months ended February 28, 2002, primarily due to elimination of lower margin SKUs and contraction of certain distribution channels.

Gross Profit.  Gross profit decreased approximately 1.5% to $77.9 million for the nine months ended February 28, 2003, from $79.0 million for the nine months ended February 28, 2002.  Gross profit, as a percentage of net sales, was 38.1% for the nine months ended February 28, 2003, compared to 34.1% for the nine months ended February 28, 2002.  The increase in the gross profit percentage was primarily attributable to significant increases in gross profit from sales of products in our Active Nutrition and Haleko business units.

Schiff® Specialty gross profit remained relatively constant for the nine months ended February 28, 2003 compared to the nine months ended February 28, 2002.   Gross profit, as a percentage of net sales, was 37.3% for the nine months ended February 28, 2003, compared to 38.2% for the nine months ended February 28, 2002.  The decrease resulted primarily from a change in product sales mix, including an increase in lower margin private label sales volume and a decrease in higher margin Schiff® Move Free® sales.  The impact of the reduction in gross profit percentage due to product sales mix was partially offset by a decrease in sales incentive and promotion costs classified as reductions in gross sales, improved net raw material costs and other cost savings, including the prior year business unit realignment.

Active Nutrition gross profit decreased approximately 16.2% to $11.0 million for the nine months ended February 28, 2003, from $13.2 million for the nine months ended February 28, 2002, primarily resulting from a decrease in sales volume.  Gross profit, as a percentage of net sales, was 40.9% for the nine months ended February 28, 2003, compared to 31.2% for the nine months ended February 28, 2002.  The increase was primarily attributable to changes in product sales mix, including the elimination of lower-margin American Body Building® and Science Foods® brands, reductions in domestic sales credits and cost savings realized in our domestic operations from the prior year business unit realignment.

Haleko gross profit increased approximately 5.3% to $25.0 million for the nine months ended February 28, 2003, from $23.7 million for the nine months ended February 28, 2002.  Gross profit, as a percentage of net sales, was 37.2% for the nine months ended February 28, 2003, compared to 29.4% for the nine months ended February 28, 2002.  The increase primarily resulted from a reduction in lower-margin private label sales and improved Venice Beach® margins.

Operating Expenses.  Operating expenses were $61.9 million for the nine months ended February 28, 2003, compared to $72.7 million for the nine months ended February 28, 2002.  The nine months ended February 28, 2002 included severance and reorganization costs of $1.7 million associated with our fiscal 2002 second quarter business unit realignment, and $0.4 million in litigation settlement income.   Operating expenses, as a percentage of net sales, were 30.3% and 31.4%, respectively, for the fiscal 2003 and 2002 nine-month periods.  The reduction in operating expenses was primarily attributable to a decrease in selling and marketing costs, lower net sales (partially due to the sale of American Body Building® and Science Foods®), and cost savings associated with the fiscal 2002 business unit realignment.  The adoption of SFAS No. 142 (see Note 4 to the Condensed Consolidated Financial Statements), resulting in the discontinuance of the amortization of goodwill, also contributed to the reduction in operating expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $38.6 million for the nine months ended February 28, 2003, compared to $45.4 million for the nine months ended February 28, 2002.  The decrease in selling and marketing expenses resulted primarily from lower net branded sales resulting in decreased promotional costs, and a temporary delay in certain Schiff® Specialty marketing programs. As a percentage of branded gross sales, promotional costs decreased to approximately 11.1% for the nine months ended February 28, 2003, from 16.0% for the nine months ended February 28, 2002.

General and administrative expenses were $19.2 million for the nine months ended February 28, 2003, compared to $19.9 million for the nine months ended February 28, 2002.  Increases in professional fees were more than offset by decreases in personnel and other costs resulting from the fiscal 2002 business unit realignment and the fiscal 2003 first quarter sale of American Body Building® and Science Foods®.

Research and development costs were $3.4 million for the nine months ended February 28, 2003, compared to $3.6 million for the nine months ended February 28, 2002.  The decrease was primarily due to the fiscal 2002 business unit realignment and the sale of American Body Building® and Science Foods®. The adoption of SFAS No. 142 and the fiscal 2003 first quarter sale of American Body Building® and Science Foods® resulted in a decrease in amortization expense in the Active Nutrition and Haleko business units.

Other Expense.  Other expense, net, was $3.3 million for the nine months ended February 28, 2003, compared to $6.5 million for the nine months ended February 28, 2002.  In November 2002, we paid off the remaining $5.0 million in subordinated loan debt with borrowings available from our senior bank credit facility.  The early pay-off resulted in an approximate $1.1 million write-off of previously capitalized financing fees, including original issue discount costs.  The decrease in interest expense resulted from an overall lower effective borrowing rate on less total indebtedness. Other expenses, net, was also impacted by fiscal year 2002 provisions for potentially unrealizable interest accrued on notes receivable related to stock performance units, and income recognized in fiscal 2003 on the sale of certain held-for-sale equity securities.

Provision for Income Taxes. Provision for income taxes was a $5.1 million expense for the nine months ended February 28, 2003, compared to a $2.8 million expense for the nine months ended February 28, 2002.  The increase resulted primarily from the increase in pre-tax earnings partially offset by the net effect of tax rate differences for our domestic and international operations. In addition, we did not recognize income tax benefits on Haleko’s pre-tax loss for the nine months ended February 28, 2002.

Liquidity and Capital Resources

Working capital decreased $6.9 million to approximately $24.8 million at February 28, 2003, from $31.7 million at May 31, 2002.  The decrease in working capital resulted primarily from a decrease in net receivables, partially offset by the sale of our American Body Building® and Science Foods® brands.  The decrease in net receivables resulted primarily from lower sales in the fiscal 2003 third quarter, as compared to the fiscal 2002 fourth quarter, and the collection of approximately $5.3 million in income tax refunds.

We entered into a senior credit facility (the “Credit Facility”) with Bankers Trust Company, effective June 30, 2000, on behalf of our domestic subsidiaries.  The Credit Facility was originally comprised of a $30.0 million amortizing term loan and a $60.0 million revolving loan.  Effective May 31, 2002, we amended the Credit Facility whereby the outstanding balance of the term loan was reduced to $11.1 million and the aggregate revolving loan availability was reduced. During the fiscal 2003 second quarter, the outstanding balance of the term loan was paid in full with funds available under our revolving loan.  Under the revolving loan, as amended, we may borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances.  Our obligations under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets associated with our domestic subsidiaries.  The Credit Facility is being used to fund our normal working capital and capital expenditure requirements.  Net proceeds from the sale of our American Body Building® and Science Foods® brands were used to repay a portion of the outstanding indebtedness under the Credit Facility.  At February 28, 2003, available revolving loan funds were approximately $21.3 million.

Our domestic operations were also supported by a subordinated loan (the “Subordinated Loan”) obtained in conjunction with the Credit Facility. The Subordinated Loan, original amount of $10.0 million, contained customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances.  Effective May 31, 2002, we used funds available under our revolving loan to pay down $5.0 million of the Subordinated Loan.  Effective November 27, 2002, we used funds available under our revolving loan to pay-off the remaining $5.0 million of the Subordinated Loan.

Our European working capital needs (primarily our Haleko business unit) are supported by a Germany-based secured credit facility (the “Haleko Facility”) that is subject to annual renewal in June.  Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets.  During June 2002, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $22.0 million (at recent exchange rate).  At February 28, 2003, the outstanding balance of the Haleko Facility was $11.9 million (included in current portion of long-term debt) and available revolving loan funds were approximately $9.4 million.

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

A summary of our outstanding long-term debt and operating lease contractual obligations at February 28, 2003 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$14,331	$13,646	$685	$—	$—
Operating leases	25,386	2,949	5,281	5,270	11,886

Total obligations	$39,717	$16,595	$5,966	$5,270	$11,886

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the amounts reported.  We periodically evaluate our estimates and judgments related to valuation of inventories, allowance for doubtful accounts, notes and sales returns, valuation of deferred tax assets and recoverability of long-lived assets.  Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2002, filed with the Securities and Exchange Commission, describes the accounting policies governing each of these matters.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results are likely to differ from our current estimates and those differences may be material.

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

Forward Looking Statements

Investors are cautioned that, except for the historical information contained herein, the matters discussed in this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates, and projections.  Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should” or similar expressions are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and, therefore, actual results may differ materially.

Important factors that may cause these forward looking statements to be false include, but are not limited to:

•                  the ability to successfully and cost effectively implement initiatives to our Schiff® Move Free® business against the competition;

•                  the inability to achieve cost savings and operational efficiencies;

•                  the inability to increase operating margins and increase revenues;

•                  dependence on individual products and customers;

•                  the inability to successfully restructure the Haleko business unit and make it profitable;

•                  the inability to successfully utilize available cash resulting from suspension of our quarterly dividend;

•                  the impact of competitive products and pricing (including private label);

•                  market and industry conditions, including pricing, demand for products, level of trade inventories and raw materials availability and pricing;

•                  the success of product development and new product introductions into the marketplace;

•                  changes in laws and regulations, including recently proposed FDA regulations regarding good manufacturing practices;

•                  litigation and government regulatory action;

•                  lack of available product liability insurance for products containing ephedra;

•                  adverse publicity regarding the consumption of nutritional supplements;

•                  changes in accounting standards; and

•                  other factors indicated from time to time in our SEC reports, copies of which are available upon request from our investor relations department or may be obtained at the SEC’s website (www.sec.gov).

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

ITEM 4.                  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures”, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective in ensuring that material information relating to the company is made known to the Chief Executive Officer and Chief Financial Officer by others within the company during the period in which this report was being prepared.

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

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits

(b)           Reports on Form 8-K

On January 14, 2003, we filed a report on Form 8-K with the commission regarding Section 906 certifications by certain company officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIDER NUTRITION INTERNATIONAL, INC.

Date: April 14, 2003	By: /s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer
and Director

Date: April 14, 2003	By: /s/ Joseph W. Baty
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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003

/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer