Form 10-K
period 2003-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2003-08-28
CIK 1022368

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2003
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
 None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The number of shares outstanding of the Registrant's Class A and Class B common stock is 26,889,436 (as of August 22, 2003).

        The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $31,160,000 (as of August 22, 2003).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders, which will subsequently be filed with the SEC, are incorporated by reference into Part III.

PART I

Note on Forward Looking Statements

        Certain statements made in this Annual Report on Form 10-K under the captions "Business," "Factors Affecting Future Performance," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "estimates," "may," "should," or similar expressions, are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially. We disclaim any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law. Important factors that may cause these forward looking statements to be false include, but are not limited to, the factors discussed in Items 1, 3 and 7A of this Annual Report.

ITEM 1. BUSINESS

General

        Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars consisting of approximately 800 stock keeping units ("SKUs"). Our portfolio of recognized brands, including Schiff®, Weider®, Tiger's Milk®, Multipower® and Multaben, are primarily marketed through mass market, health food store and health club and gym distribution channels. We market our branded nutritional supplement products, both domestically and internationally, in five principal categories:

  •
  specialty supplements;

  •
  vitamins and minerals;

  •
  sports nutrition;

  •
  weight management; and

  •
  nutrition bars.

        We are organized into three business units: the Schiff® Specialty Unit, the Active Nutrition Unit and the Haleko Unit. The business units are managed independently, each with its own sales and marketing resources, and supported by product research and development, operations and technical services, and administrative functions. The Schiff® Specialty Unit contains the Schiff® and Schiff® Move Free® brands, as well as private label business limited to customers that otherwise carry our products. The Active Nutrition Unit includes our Weider® branded global businesses, our Tiger's Milk® brand and our export business which includes Weider® and Schiff® branded products. The Haleko Unit, our primary European subsidiary, includes the Multipower® and Multaben nutritional supplement brands and private label businesses.

        Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000. We were incorporated in Delaware in 1996. Our internet website address is www.weider.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (SEC).

Recent Developments

        On May 1, 2003 (the first day of Haleko's fiscal year 2004), we sold substantially all of the assets relating to Haleko's Germany-based Venice Beach® sports apparel brand. The transaction included the sale of Venice Beach® receivables, inventories, intellectual property and certain fixed assets and the assumption by the purchaser of approximately 47 Venice Beach® employees. The net cash proceeds from the sale were approximately $6.0 million. In accordance with SFAS No. 144, operating results for Venice Beach® are reflected as discontinued operations for all periods presented.

Industry Overview

        The market for vitamins, minerals, specialty, sports nutrition and other supplements experienced significant growth during the mid-to-late 1990's. We believe that growth resulted from, among other factors:

  •
  increased awareness of the health benefits of diet, nutrition, and dietary supplements;

  •
  a growing population of older Americans more likely to consume dietary supplements and nutritional products, increased interest in alternative medicine and holistic health; and

  •
  successful product introductions.

        In recent periods, however, nutritional supplement companies, analysts, publications and other industry sources have indicated a significantly slower growth rate in the nutritional supplement industry. We believe that the slowdown is due in part to, among other factors:

  •
  the lack of industry-wide "blockbuster" products;

  •
  negative publicity regarding certain ingredients and companies;

  •
  slower growth or reduction in certain instances of retail shelf space; and

  •
  increased competition, including intense private label expansion.

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

Brands, Products and Distribution

        The following table shows comparative net sales results categorized by business unit and as a percentage of net sales for fiscal 2003, 2002 and 2001 (dollars in thousands):

	2003		2002		2001
Schiff® Specialty	$144,309	59.9%	$150,558	53.6%	$156,669	52.2%
Active Nutrition	35,331	14.7	57,921	20.6	71,294	23.7
Haleko	63,830	26.5	74,538	26.6	74,726	24.9
Inter-divisional	(2,616)	(1.1)	(2,196)	(.8)	(2,399)	(.8)

Total	$240,854	100.0%	$280,821	100.0%	$300,290	100.0%

Schiff® Specialty Unit

        We market a complete line of specialty supplements, vitamins and minerals under the Schiff® brand, which has been familiar to consumers for over 60 years. The Schiff® brand emphasizes high quality, natural formulas, primarily consisting of tablet, capsule and softgel product forms.

        In response to consumers who seek a more natural and preventive approach to their health care, the industry has developed emerging specialty supplement categories as alternatives or complements to over-the-counter and pharmaceutical products. Our specialty supplements include certain joint health products marketed under the Schiff® brand, including our Move Free® and other glucosamine and chondroitin compounds. Our Move Free® product is one of the leading joint health products in the mass market channel. Net sales of Schiff® Move Free® brand products were $55.0 million, $67.9 million and $83.5 million, respectively, for fiscal 2003, 2002 and 2001.

        Our Schiff® brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to healthy diet and exercise. Schiff® brand vitamin products include:

  •
  multivitamins, such as Single Day;

  •
  individual vitamins, such as Vitamin C and Vitamin E;

  •
  minerals, such as Calcium;

  •
  specialty formulas for men and women, such as Prostate Health, Menopause and Breast Health; and

  •
  other specialty formulas, such as Melatonin, Niacin and Folic Acid.

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

  •
  drug stores, such as CVS and Rite Aid.

        We service the health food market primarily through sales to leading health food retailers and distributors. We also sell certain Schiff® products to various international markets on an export basis, which sales are managed and included with other export sales in our Active Nutrition business unit. For certain retail customers where we sell our branded products, we also provide private label products.

Active Nutrition Unit

        Our Active Nutrition Unit develops and markets sports nutrition, nutritional bar and weight management products primarily under the Weider® and Tiger's Milk® brands. The Weider® brand includes a wide variety of sports nutrition products designed to enhance athletic performance and results achieved through exercise and training. These products replenish vital nutrients expended during exercise, training, and performance, and are formulated to enhance exercise and fat-loss programs. The target consumers for these products include "on-the-go" individuals, fitness enthusiasts, bodybuilders, and athletes. Weider® brand products include:

  •
  powdered drink mixes, such as Weider® Super Whey Protein blend and Weider® Mass Weight Gainer 1000;

  •
  tablets and capsules, such as Weider® Creatine Caps and Weider® L-Glutamine;

  •
  ready-to-drink beverages, such as Weider® Pure Pro Shakes; and

  •
  nutrition bars, such as Weider® Dynamic Body Shaper Protein Bars.

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

        Our Active Nutrition Unit also researches, develops and markets natural products utilizing vitamins, herbs and other nutritional ingredients formulated to support weight management. The products are specifically formulated, packaged and priced to appeal to a wide variety of consumers with specific physiological needs and goals, and are distributed primarily through the mass market channel. Our weight management products are primarily sold under the Weider® and Fat Burners brands. In connection with the sale of the American Body Building™ brand in July 2002 (see below), we discontinued the sale of weight management products that contain ephedra for all brands. See "Government Regulation" and "Item 3—Legal Proceedings."

        The Active Nutrition Unit products are primarily distributed through mass market retailers, convenience and health food stores, and health clubs and gyms. We also market certain Weider® and other branded products, including Schiff®, on an export basis to South America, eastern Europe, the Middle East and the Pacific Rim through relationships with certain mass market retailers with international operations and through a network of distributors.

        In July 2002, we sold substantially all of the assets and certain associated liabilities relating to our American Body Building™ and Science Foods® brands. Prior to the sale, we distributed products under these brands primarily to health clubs and gyms through a brand related distributor network. American Body Building™ and Science Foods® products were primarily ready-to-drink beverages and powdered drink mixes intended for energy, recovery and weight control.

Haleko Unit

        Our Haleko Unit develops, manufactures and markets nutrition products primarily under the Multipower® and Multaben brands. Acquired in 1998, Haleko has well-recognized nutritional supplement brands in Europe and nutritional supplement manufacturing capabilities in Germany. In May 2003, we sold substantially all of the assets relating to Haleko's Venice Beach® sports apparel brand. See "Recent Developments" above.

        Haleko's leading sports nutrition brand is Multipower®, which includes a wide variety of products primarily marketed to health clubs and gyms in Germany and to a number of other European countries on an export basis. Haleko also markets weight management and nutrition products under the Multaben brand primarily to mass market accounts in Germany. Multaben products include a variety of beverages, soups and other meal replacement products as well as nutrition bars. Haleko also has a presence in private label nutritional products, providing a variety of SKUs to certain mass market and other customers.

        Prior to the May 2003 sale of our Venice Beach® brand, Haleko marketed a line of sports apparel under this brand. The sportswear was primarily sold in Germany to department stores, health clubs and gyms, and specialty sportswear retail stores. Net sales under the Venice Beach® brand, included in discontinued operations, were $26.2 million, $30.2 million and $42.0 million, respectively, for fiscal 2003, 2002 and 2001.

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

        For our Haleko Unit, our sales resources are dedicated to each Haleko business area. Multipower® has a focused health club and gym and export sales force and Multaben has a focused mass market sales force.

        We market our products using a mix of trade and consumer promotions, television, radio and print media advertising and consumer education. Our advertising and marketing expenditures, including certain sales incentives reflected as reductions in net sales and/or increases in cost of goods sold per EITF No. 01-9 (See "Item 7—Management's Discussion and Analysis—Overview"), were approximately $25.9 million, $33.6 million and $41.4 million, respectively, for fiscal 2003, 2002 and 2001.

        During fiscal 2003, we continued to focus on brand building support for our core brands, particularly relating to our Schiff® Move Free® joint health products. We continued to employ magazine and newspaper media in fiscal 2003, along with several targeted direct mail and public relations campaigns. In addition, during the second half of fiscal 2003, we utilized television and radio media in support of our long-term brand building strategy for Move Free®. During fiscal 2003, our advertisements appeared in various magazines, newspapers and other publications, including:

  •
  Consumer magazines, such as Arthritis Today and Prevention;

  •
  Trade magazines, such as Whole Foods, Vitamin Retailer and Mass Market Retailer; and

  •
  Several magazines published by Weider Publications, Inc., including Muscle and Fitness, Flex, Shape, Men's Fitness and Natural Health.

        Another key component of our marketing strategy is to educate consumers about innovative, safe and beneficial nutritional supplement products. We participate in consumer education at conferences and trade and consumer shows representing all current distribution channels. We also sponsor and/or attend various sporting events, including leading professional body building competitions such as The Mr. Olympia, The Arnold Schwarzenegger Classic and numerous local National Physique Committee bodybuilding competitions. Our Schiffvitamins.com website also provides additional educational information to consumers and customers.

Product Research and Development

        We are committed to research and development to create safe and efficacious new products and existing product line extensions. New product development is important to the nutritional supplement industry to create new market opportunities, meet consumer demand and strengthen relationships with customers.

        We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits. To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing, and packaging development, perform product quality and stability studies, invest in product efficacy studies, and conduct consumer market research to sample consumer opinions on product concepts, and product design, packaging, advertising, and marketing campaigns. For research and development initiatives, we conduct research and development in our own facilities and with strategic third parties. Our product research and development expenditures were approximately $4.2 million, $3.7 million, and $5.3 million, respectively, in fiscal 2003, 2002 and 2001.

Manufacturing and Product Quality

        We manufacture the majority of our domestic products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which includes our main distribution center and primary administrative offices. Our Salt Lake City capsule and tablet facility is designed and operated to meet United States Pharmacopoeia compliance standards. We were awarded an "A" rating by the National Nutritional Foods Association in fiscal 2002, which was renewed in fiscal 2003. Our packaging, counting and filling operations are fully computerized to promote accuracy and compliance with weights and measures regulations. We have invested in production line flexibility to accommodate various filling sizes, weights or counts of product and final shipped unit configurations to fulfill customer and ultimate consumer needs. The distribution center features a high-rise racked warehouse and a fully automated "order-pick" system using optical readers that interpret bar coded labels on each shipping container.

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

        Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of both geographic market coverage and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. These companies and many nutritional supplement companies have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories, compete with our products. Increased competition from such companies and from private label pressures could have a material adverse effect on our results of operations and financial condition.

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

Government Regulation

        Our products include foods and dietary supplements, which are subject to the laws and regulations of federal governmental agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission (the FTC), the U.S. Department of Agriculture, and the Environmental Protection Agency, and also various agencies of the states, localities and countries in which we operate and sell our products.

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

        DSHEA permits statements of "nutritional support" for dietary supplements that may describe how particular dietary ingredients, or the mechanism of action by which dietary ingredients, affect the structure, function or general well-being of the body. These statements of nutritional support, or "structure/function claims," may not make a health claim or disease claim, meaning that a statement may not expressly or implicitly claim to treat, prevent, cure, or mitigate an illness or disease unless the claim was authorized by the FDA. A structure/function claim in advertising or on a product label must have scientific substantiation that the claim is truthful and not misleading, have a disclaimer that the statement has not been reviewed by the FDA, and have been disclosed to the FDA that the claim would be used for a product. Our policy is to label products in accordance with applicable laws and regulations, which are amended and repealed from time to time. We cannot assure you that a regulatory agency will not deem one or more of our product claims or labels to be impermissible and to take adverse action against us, including warning letters, fines, product recalls and product seizures.

        The FDA has proposed final good manufacturing practice regulations (GMPs) for dietary supplements, which are authorized under DSHEA. If finalized, the proposed GMPs would require quality control provisions similar to, and in certain instances beyond, GMPs for drugs and over-the-counter products. These GMPs, if adopted, may result in increased expenses, changes to or discontinuance of products, or implementation of additional record keeping and administrative procedures. We cannot assure you that, if the FDA adopts the GMPs in the proposed form, we will be able to comply with the new regulations without incurring substantial expenses.

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

        In 1985, Weider Health and Fitness agreed to a consent order which governs certain advertising claims relating to certain muscle building products. In addition, we entered into a consent decree with the FTC effective November 2000 governing diet and weight loss claims and certain disease, safety and comparative health benefit claims.

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

Intellectual Property

        We own (or have filed for) over 100 trademarks registered with the United States Patent and Trademark Office or similar regulatory agencies in certain other countries for our Schiff®, Weider®, Tiger's Milk®, Multipower® and Multaben brands and certain of our products, processes and slogans. We also license rights for other names material to our business and for the use of the Schiff®, Weider® and Tiger's Milk® brand names in certain countries outside of North America. We protect our trademark and other intellectual property rights.

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

Employees

        At July 31, 2003, we employed approximately 685 persons, of whom approximately 370 were in management, sales, purchasing, logistics and administration and approximately 315 were in manufacturing operations. In addition, we utilize temporary employees in some of our manufacturing processes. We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

Factors Affecting Future Performance

        Dependence on Significant Customers.    Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 53%, 47% and 45%, respectively, of our total net sales for fiscal 2003, 2002 and 2001. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, could have a material adverse effect on our results of operations and financial condition. We cannot assure you that Costco and/or Wal-Mart will continue to be significant customers.

        Dependence on Individual Products.    Certain products and product lines account for a significant amount of our total revenues. Net sales for our Schiff® Move Free® brand were approximately 23%, 24% and 28%, respectively, of our total net sales for fiscal 2003, 2002 and 2001. We cannot assure you that individual or groups of similar products currently experiencing strong popularity and growth will maintain sales levels over time.

        Dependence on New Products.    We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products. Although we seek to introduce additional products each year, the success of new products is subject to a number of variables, including developing products that will appeal to customers and comply with applicable regulations. We cannot assure you that our efforts to develop and introduce innovative new products will be successful or that customers will accept new products.

        Risks of Competition.    The market for the sale of nutritional supplements is highly competitive. Certain of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories, also create significant competition with our products. Increased competition from such companies and from private label pressures could have a material adverse effect on our results of operations and financial condition.

        Effect of Unfavorable Publicity.    We believe our sales depend on consumer perceptions of the safety, quality and efficacy of our products as well as products distributed and sold by other companies. Consumer perceptions are influenced by national media attention regarding our products and other nutritional supplements. We expect that there will be some unfavorable future publicity or scientific research. Future unfavorable reports or publicity could have a material adverse effect on our results of operations and financial condition. See "Item 3—Legal Procedures" and "Product Liability and Availability of Related Insurance" below.

        Ma Huang, also known as ephedra, has been the subject of certain adverse publicity relating to alleged harmful or adverse effects. The FDA has reviewed the proposal of regulations relating to the sale of dietary supplements containing ephedra. A number of state and local governments also have proposed or passed legislation regulating or prohibiting the sale of ephedra products. We are not able to predict whether ephedra products will be subject to further federal, state, local or foreign laws or regulations or whether adverse publicity regarding ephedra will continue or increase. We are currently a party to certain lawsuits regarding the sale of ephedra products. See "Item 3—Legal Proceedings." In connection with the sale of the American Body Building™ and Science Foods® brands in July 2002, we have discontinued the sale of products that contain ephedra. See also "Product Liability and Availability of Related Insurance" below.

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

        We have been and are currently named as a defendant in product liability lawsuits regarding certain of our ephedra products. See "Item 3—Legal Proceedings." Prior to September 1, 2001, we maintained, on an occurrence basis, both primary and excess insurance coverage regarding our ephedra products. Subsequent to September 1, 2001, we have maintained, on a claims made basis, primary but not excess coverage regarding our ephedra products, with very limited coverage on only certain ephedra products for the annual policy period which will end on September 1, 2003. Subsequent to September 1, 2003, we do not anticipate having any insurance coverage regarding ephedra products. In connection with the sale of the American Body Building™ and Science Foods® brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

        Impact of Government Regulation on Our Operations.    Our operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and FTC. See "Business—Government Regulation" above. Among other matters, government regulation covers statements and claims made in connection with the packaging, labeling, marketing and advertising of our products. Governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties or commencing criminal prosecution. As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs.

        The FDA has recently proposed extensive good manufacturing practice regulations for dietary supplements. See "Business—Government Regulation" above. In addition, we may be subject to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Any or all of these requirements and the related costs to comply with such requirements could have a material adverse effect on our results of operations and financial condition.

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

        Risks Associated with International Markets.    As a result of the acquisition of Haleko in July 1998, we have significant international operations. Approximately 33% of our net sales for fiscal 2003 were generated outside the United States. Operating in international markets exposes us to certain risks, including, among others, changes in or interpretations of foreign regulations that may limit our ability to sell certain products or repatriate products to the United States, foreign currency fluctuations, the potential imposition of trade or foreign exchange restrictions or increased tariffs and political instability. The occurrence of any of the foregoing could have a material adverse effect on our results of operations and financial condition.

        Availability of Raw Materials.    We obtain all of our raw materials for the manufacture of our products from third parties. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay, or that meet our quality standards and labeling requirements. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products. In addition, we also acquire ingredients for a number of our products from suppliers outside of the United States. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, tariffs, trade disputes and foreign currency fluctuations. The occurrence of any of the foregoing could have a material adverse effect on our results of operations or financial condition.

        Control by Principal Stockholder.    Weider Health and Fitness owns all of our outstanding shares of Class B common stock, representing over 90% of the aggregate voting power of all outstanding shares of our common stock. Weider Health and Fitness is in a position to exercise control over us and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by our amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control our operations. Accordingly, we cannot engage in any strategic transactions without the approval of Weider Health and Fitness.

ITEM 2. PROPERTIES

        At May 31, 2003, we owned or leased the following facilities:

Location	Function	Approximate Square Feet	Lease/Own	Expiration Date of Lease
Salt Lake City, UT	Company Headquarters, Manufacturing & Production, Warehouse & Distribution (Schiff Specialty Unit, Active Nutrition Unit)	418,000	Lease	March 2013
Montreal, Quebec	Administrative Offices & Warehouse (Active Nutrition Unit)	24,600	Lease	Month to month
Madrid, Spain	Administrative Offices, Manufacturing & Production (Active Nutrition Unit)	20,000	Lease	September 2006
Levada, Italy	Administrative offices & Warehouse (Haleko Unit)	13,000	Lease	March 2009
Hamburg, Germany	Administrative Offices (Haleko Unit)	35,200	Lease	July 2009
Bleckede, Germany	Manufacturing & Production, Warehouse (Haleko Unit)	100,000	Own	N/A
Various, Germany(1)	Sales & Administrative Offices (Haleko Unit)	Various	Leases	Various

(1)
We have several small sales and administrative offices primarily located in Germany.

ITEM 3. LEGAL PROCEEDINGS

        In March 2000, we were named as a defendant in Garret v. Weider Nutrition International, Inc. et. al. filed in Kansas state court. The lawsuit alleges that consumption of our products containing ephedra caused Mr. Garrett to experience heart problems leading to brain injuries. We dispute the allegations and tendered the matter to our insurance carrier which assumed defense of the matter. In June 2001, a jury determined that Mr. Garrett was not entitled to any compensation from us. The trial court subsequently denied plaintiffs' motions for a new trial. In August 2001, the plaintiffs filed an appeal of the matter. In April 2003, an appellate court upheld the trial court's decision. The plaintiffs subsequently filed an appeal with the Kansas Supreme Court, which has not yet determined whether to hear the appeal. We will continue to oppose any further appeal by the plaintiffs.

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

        In June 2002, we were named as a defendant in Soupanya v. Weider Nutrition International, Inc. et. al. filed in Utah state court. The lawsuit alleges that consumption of one of our products containing ephedra caused injuries and damages to the plaintiff. We dispute the allegations and are opposing the lawsuit. We have tendered the matter to our insurance carriers which have assumed defense of the matter. Discovery is proceeding.

        In July 2003, we were named as a defendant in Cain v. Metabolife, Inc., Weider Nutrition International, Inc., et. al. filed in Texas state court. The lawsuit alleges that the consumption of various products containing ephedra (distributed by several different companies) caused injuries and damages to the plaintiff. We dispute the allegations and are opposing the lawsuit. We can give no assurance that this lawsuit will be covered by our insurance. Discovery in this matter has not yet commenced.

        We believe that, after taking into consideration our insurance coverage, the ephedra lawsuits described above, if successful, generally would not have a material adverse effect on our financial condition. However, one or more large punitive damages awards, which are generally not covered by insurance, or a large adverse damage award in a lawsuit not covered by insurance, could have a material adverse effect on our financial condition. Prior to September 1, 2001, we maintained, on an occurrence basis, both primary and excess insurance coverage regarding our ephedra products. Subsequent to September 1, 2001, we have maintained, on a claims made basis, primary but not excess coverage regarding our ephedra products, with very limited coverage on only certain ephedra products for the annual policy period which will end on September 1, 2003. Subsequent to September 1, 2003, we do not anticipate having any insurance coverage regarding ephedra products. In connection with the sale of the American Body Building™ and Science Foods® brands in July 2002, we have discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

        In July and August of 2002 we were named as a defendant, along with numerous other dietary supplement companies, in purported class actions in Florida state court (Hannon et. al. v. Assorted Sports Science, Inc. et. al.) and in Illinois state court (Mallory v. Weider Nutrition International, Inc.).

Plaintiffs allege that androstenedione and other purportedly similar products were sold by defendants in violation of certain statutes and utilizing false and misleading claims and advertising. We dispute the allegations and are opposing the lawsuits. In February 2003, the Illinois court granted, without prejudice, our motion to dismiss for failure to state a claim. The plaintiffs subsequently refiled their lawsuit in April 2003. Discovery is proceeding.

        From time to time, we are involved in other claims, legal actions and governmental proceedings that arise from our business operations. Although ultimate liability cannot be determined at the present time, we believe that any liability resulting from these matters, if any, after taking into consideration our insurance coverage, will not have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Class A common stock is traded on the New York Stock Exchange under the symbol "WNI." The high and low closing prices of our Class A common stock for each quarter of fiscal 2003 and 2002, respectively, are set forth below:

	High	Low
Fiscal Year Ended May 31, 2003:
First Quarter	$2.05	$1.45
Second Quarter	1.82	1.35
Third Quarter	1.96	1.45
Fourth Quarter	2.46	1.36
	High	Low
Fiscal Year Ended May 31, 2002:
First Quarter	$2.60	$1.80
Second Quarter	2.00	1.40
Third Quarter	2.15	1.45
Fourth Quarter	2.00	1.60

        In February 2002, we announced the suspension of the $0.0375 quarterly dividend on our common stock. We paid an annual dividend of $0.15 per share (quarterly dividend of $0.0375 per share) for fiscal 2001. Our Board of Directors will determine dividend policy in the future based upon, among other factors, our results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, our credit facilities contain certain customary financial covenants that may limit our ability to pay dividends on our common stock (See Note 8 to the Consolidated Financial Statements). We can give no assurance that we will pay dividends in the future.

        The closing price of our Class A common stock on August 22, 2003 was $2.81. The approximate number of stockholders of record of our Class A common stock on August 22, 2003 was 344. Weider Health and Fitness owns all of the outstanding shares of our Class B common stock.

        The following table presents information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at May 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,272,750	$2.43	525,317
Equity compensation plans not approved by security holders	—	—	—

Total	2,272,750	$2.43	525,317

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following selected consolidated financial data as of, and for the fiscal years ended May 31, 1999 through May 31, 2003, have been derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP, our independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Fiscal Year Ended May 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Income Statement Data(1) and(3):
Net sales	$304,708	$318,261	$300,290	$280,821	$240,854
Cost of goods sold	206,462	206,641	191,367	183,833	148,243

Gross profit	98,246	111,620	108,923	96,988	92,611

Operating expenses	97,123	98,960	102,542	84,102	75,495
Litigation settlement	—	—	(3,571)	(442)	—
Asset impairment loss(2)	535	—	—	9,027	—
Severance, recruiting and reorganization costs	3,062	4,300	—	1,514	—
Plant consolidation and transition	5,113	—	648	—	—

Total operating expenses	105,833	103,260	99,619	94,201	75,495

Income (loss) from operations	(7,587)	8,360	9,304	2,787	17,116

Other income (expense):
Interest, net	(8,332)	(8,994)	(7,207)	(6,420)	(3,483)
Securities impairment loss	—	—	(2,177)	—	—
Other	(430)	(176)	(874)	(818)	360

Total other expense, net	(8,762)	(9,170)	(10,258)	(7,238)	(3,123)

Income (loss) from continuing operations before income taxes	(16,349)	(810)	(954)	(4,451)	13,993
Income tax expense (benefit)	(6,591)	(674)	(907)	(555)	5,528

Net income (loss) from continuing operations	(9,758)	(136)	(47)	(3,896)	8,465
Income (loss) from discontinued operations, net of income taxes(3)	980	1,209	258	(3,648)	(607)

Net income (loss) before cummulative effect of change in accounting principle	(8,778)	1,073	211	(7,544)	7,858
Cumulative effect of change in accounting principle, net of income tax benefit(4)	—	—	—	—	(15,392)

Net income (loss)	$(8,778)	$1,073	$211	$(7,544)	$(7,534)

Weighted average shares outstanding, in thousands:
Basic	24,930	25,042	26,244	26,249	26,249

Diluted	24,930	25,048	26,245	26,249	26,249

Net income (loss) per share:
Basic	$(0.35)	$0.04	$0.01	$(0.29)	$(0.29)

Diluted	$(0.35)	$0.04	$0.01	$(0.29)	$(0.29)

	At May 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data(2) and(3):
Cash and cash equivalents	$1,926	$3,011	$2,293	$2,412	$3,463
Working capital(5)	79,001	41,048	45,307	31,683	25,959
Total assets	256,029	227,268	209,072	158,643	115,242
Total debt	115,439	82,880	73,428	39,967	8,716
Total stockholders' equity	91,780	86,658	85,800	76,741	68,846

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

(3)
Subsequent to our fiscal 2003 year end, we sold substantially all assets relating to our Venice Beach® brand. In accordance with SFAS No. 144, the fiscal years presented have been restated to reflect the Venice Beach® operating results as discontinued operations (See Note 2 to the Consolidated Financial Statements).

(4)
Effective June 1, 2002, we adopted SFAS No. 142, which establishes accounting and reporting standards for goodwill and other intangible assets (See Note 1 to the Consolidated Financial Statements).

(5)
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

Overview

        Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars consisting of approximately 800 stock keeping units ("SKUs"). Our portfolio of brands, including Schiff® Weider®, Tiger's Milk®, Multipower® and Multaben are primarily marketed through mass market, health food store and health club and gym distribution channels. We market our branded nutritional supplement products, both domestically and internationally, in five principal categories: specialty supplements; vitamins and minerals; sports nutrition; weight management; and nutrition bars.

        Our operating results for fiscal 2003, 2002 and 2001 were affected by an industry slow down (including lack of successful new product introductions), increased competitive pressures (particularly from increasing private label growth), the implementation of our Schiff® Move Free® initiatives to defend the brand against the competition, the sale of our American Body Building™ and Science Foods® brands, the reorganization of the company into three business units and the impact of certain other unusual items.

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

        On May 1, 2003 (the first day of Haleko's fiscal year 2004), we sold substantially all of the assets relating to Haleko's Germany-based Venice Beach® sports apparel brand. The transaction included the sale of Venice Beach® receivables, inventories, intellectual property and certain fixed assets and the assumption by the purchaser of approximately 47 Venice Beach® employees. The net cash proceeds from the sale were approximately $6.0 million. In accordance with SFAS No. 144, operating results for Venice Beach® are reflected as discontinued operations for all periods presented.

        During fiscal 2002, we initiated a plan to reorganize into three business units: the Schiff® Specialty Unit, the Active Nutrition Unit and the Haleko Unit. The Schiff® Specialty Unit contains the Schiff® and Schiff® Move Free® brands, as well as private label business limited to customers that otherwise carry our products. The Active Nutrition Unit includes Weider® branded global businesses, our Tiger's Milk® brand and our export business which includes Weider® and Schiff® branded produts. The

Haleko Unit, our primary European subsidiary, includes the Multipower® and Multaben nutritional supplement brands and private label businesses. The reorganization resulted in an approximate $1.5 million charge during the fiscal 2002 second quarter, primarily associated with employee severance costs.

        We adopted EITF No. 01-9 effective March 1, 2002, and reclassified prior period amounts as required by the new accounting standard. The adoption of EITF No. 01-9 did not materially impact overall results of operations. However, the "cost" of certain sales incentives or promotional considerations previously recognized as operating expenses were reclassified as reductions in net sales and/or increases in cost of goods sold. As a result of our adoption of EITF No. 01-9, gross profit for fiscal 2002 and 2001 decreased by approximately $16.4 million and $11.8 million, respectively, and selling and marketing expenses decreased by the same amounts for the respective periods.

        On June 1, 2002, we adopted SFAS No. 142 and recognized an after-tax goodwill impairment charge of approximately $15.4 million.

        Factors affecting our historical results, including the previous implementation of strategic initiatives as well continuing refinement of our growth and business strategies, are ongoing considerations and processes. While the focus of these considerations are to improve future profitability, no assurance can be given that our decisions relating to these initiatives will not adversely effect our results of operations or financial condition.

        The following table shows selected items as reported and as a percentage of net sales for the years ended May 31:

	2003		2002		2001
	(dollars in thousands)
Net sales	$240,854	100.0%	$280,821	100.0%	$300,290	100.0%
Cost of goods sold	148,243	61.5	183,833	65.5	191,367	63.7

Gross profit	92,611	38.5	96,988	34.5	108,923	36.3

Operating expenses	75,495	31.4	84,102	30.0	102,542	34.2
Litigation settlement	—	—	(442)	(.2)	(3,57)	(1.2)
Asset impairment loss	—	—	9,027	3.2	—	—
Severance, recruiting and reorganizational costs	—	—	1,514.5		—	—
Plant consolidation and transition	—	—	—	—	648.2

Total operating expenses	75,495	31.4	94,201	33.5	99,619	33.2

Income from operations	17,116	7.1	2,787	1.0	9,304	3.1
Other expense, net	3,123	1.3	7,238	2.6	10,258	3.4
Income tax expense (benefit)	5,528	2.3	(555)	(.2)	(907)	(.3)

Net income (loss) from continuing operations	$8,465	3.5%	$(3,896)	(1.4)%	$(47)	—%

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

        The following tables show comparative results for continuing operations, by business unit, for fiscal 2003 and 2002. Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies (in thousands).

	Schiff® Specialty	Active Nutrition	Haleko	Other(1)	Total
2003:
Net sales	$144,309	$35,331	$63,830	$(2,616)	$240,854
Cost of goods sold	92,696	20,392	37,771	(2,616)	148,243

Gross profit	51,613	14,939	26,059	—	92,611

Operating expenses:
Selling and marketing	22,062	9,813	15,284	—	47,159
General and administrative	12,649	2,620	7,907	—	23,176
Research and development	2,953	560	652	—	4,165
Amortization of intangible assets	343	391	261	—	995

Total operating expenses	38,007	13,384	24,104	—	75,495

Income from operations	$13,606	$1,555	$1,955	$—	$17,116

2002:
Net sales	$150,558	$57,921	$74,538	$(2,196)	$280,821
Cost of goods sold	95,699	38,883	51,374	(2,123)	183,833

Gross profit (loss)	54,859	19,038	23,164	(73)	96,988

Operating expenses:
Selling and marketing	21,067	15,051	15,154	—	51,272
General and administrative	10,890	6,953	7,917	—	25,760
Research and development	2,253	979	487	—	3,719
Amortization of intangible assets	652	1,759	940	—	3,351
Asset impairment loss	—	—	—	9,027	9,027
Severance and reorganization costs	—	—	—	1,514	1,514
Litigation settlement	—	—	—	(442)	(442)

Total operating expenses	34,862	24,742	24,498	10,099	94,201

Income (loss) from operations	$19,997	$(5,704)	$(1,334)	$(10,172)	$2,787

(1)
Amounts include inter-business unit sales eliminations and unallocated amounts.

        Net Sales.    Net sales decreased approximately 14.2% to $240.9 million for fiscal 2003, from $280.8 million for fiscal 2002. Net sales decreased in fiscal 2003 primarily due to the sale of our American Body Building™ and Science Foods® brands in July 2002, growth of private label competition in joint care products and elimination of a low margin private label customer. These factors resulted in significant net sales reductions in our Active Nutrition and Haleko business units, and a more moderate overall net sales decrease in Schiff® Specialty.

        Schiff® Specialty net sales decreased approximately 4.2% to $144.3 million for fiscal 2003, from $150.6 million for fiscal 2002. The decrease resulted from a reduction in sales of Schiff® Move Free®, which was primarily attributable to increased private label competition. The decrease was partially offset by an increase in private label sales. Net sales of Schiff® Move Free® were $55.0 million for fiscal 2003, compared to $67.9 million for fiscal 2002. Private label sales were $52.1 million for fiscal 2003, compared to $47.0 million for fiscal 2002.

        Active Nutrition net sales decreased approximately 39.0% to $35.3 million for fiscal 2003, from $57.9 million for fiscal 2002. The decrease was primarily attributable to a reduction in sales under our American Body Building™ and Science Foods® brands, which were sold in July 2002.

        Net sales of American Body Building™ and Science Foods® brands were $3.1 million for fiscal 2003, compared to $23.5 million for fiscal 2002. Excluding American Body Building™ and Science Foods® net sales, Active Nutrition net sales decreased $2.2 million, primarily attributable to reduced distribution in certain domestic mass market accounts partially offset by modest sales increases in certain international accounts.

        Haleko net sales decreased approximately 14.4% to $63.8 million for fiscal 2003, from $74.5 million for fiscal 2002. The decrease primarily resulted from a decline in private label sales volume, partially offset by an increase in branded nutritional supplement net sales. Private label sales volume was $11.9 million for fiscal 2003, compared to $26.7 million for fiscal 2002, primarily due to the discontinuation of a significant private label account. Economic conditions in Germany continue to decline and may negatively impact operating results in our Haleko business unit for the foreseeable future.

        Gross Profit.    Gross profit decreased approximately 4.5% to $92.6 million for fiscal 2003, from $97.0 million for fiscal 2002. Gross profit, as a percentage of net sales, was 38.5% for fiscal 2003, compared to 34.5% for fiscal 2002. Gross profit increased as a percentage of net sales primarily due to significant improvement in our Active Nutrition and Haleko business units, partially offset by a modest decrease in the Schiff® Specialty business unit.

        Schiff® Specialty gross profit decreased approximately 5.9% to $51.6 million for fiscal 2003, compared to $54.9 million for fiscal 2002. Gross profit, as a percentage of net sales, was 35.8% for fiscal 2003, compared to 36.4% for fiscal 2002. The decrease resulted primarily from a change in product sales mix, including an increase in lower margin private label sales volume and a decrease in higher margin Schiff® Move Free® sales, partially offset by lower net raw material costs.

        Active Nutrition gross profit decreased approximately 21.5% to $14.9 million for fiscal 2003, from $19.0 million for fiscal 2002, primarily resulting from a decrease in sales volume. Gross profit, as a percentage of net sales, was 42.3% for fiscal 2003, compared to 32.9% for fiscal 2002. The increase was primarily attributable to changes in product sales mix, including the elimination of lower-margin American Body Building™ and Science Foods® branded sales, reductions in product returns and cost savings realized in our domestic operations due to the fiscal 2002 business unit realignment.

        Haleko gross profit increased approximately 12.5% to $26.1 million for fiscal 2003, from $23.2 million for fiscal 2002. Gross profit, as a percentage of net sales, was 40.8% for fiscal 2003, compared to 31.1% for fiscal 2002. The increase primarily resulted from changes in product sales mix, including a reduction in lower-margin private label sales, overhead cost improvements and lower inventory valuation charges.

        Operating Expenses.    Operating expenses were $75.5 million for fiscal 2003, compared to $94.2 million for fiscal 2002. The fiscal 2003 decrease was primarily attributable to fiscal 2002 charges not repeated in fiscal 2003, including an asset impairment loss of $9.0 million related to the sale of our American Body Building™ and Science Foods® brands and severance and reorganization costs of $1.5 million associated with our business unit realignment, partially offset by $0.4 million in litigation settlement income. Furthermore, we adopted SFAS No. 142 in fiscal 2003, resulting in the discontinuation of goodwill amortization expense. The overall decrease was partially offset by an increase in certain fiscal 2003 operating expenses, including incremental transition and marketing costs associated with our long-term Move Free® strategy and increased research and development expenses.

        Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $47.2 million for fiscal 2003, compared to $51.3 million for fiscal 2002. As a percentage of net sales, selling and marketing expenses were 19.6% and 18.3%, respectively, for fiscal 2003 and 2002. The increase, as a percentage of net sales, was primarily attributable to incremental transition and marketing costs associated with our long-term Move Free® strategy and changes in sales mix.

        General and administrative expenses were $23.2 million for fiscal 2003, compared to $25.8 million for fiscal 2002. The $2.6 million decrease was primarily due to the reduction of costs associated with the divested American Body Building™ and Science Foods® brands and the fiscal 2002 recognition of provisions for potentially unrealizable amounts on certain notes receivable.

        Research and development costs were $4.2 million for fiscal 2003, compared to $3.7 million for fiscal 2002. The increase primarily resulted from increases in product testing and related costs in our Schiff® Specialty and Haleko business units, partially offset by cost reductions in our Active Nutrition unit due to the sale of American Body Building™ and Science Foods®. The adoption of SFAS No. 142 and the sale of American Body Building™ and Science Foods® resulted in the fiscal 2003 decrease in amortization expense for the Active Nutrition and Haleko business units.

        Other Expense.    Other expense, net, was $3.1 million for fiscal 2003, compared to $7.2 million for fiscal 2002. In May 2002, we restructured our domestic credit facilities. We paid off $5.0 million in subordinated loan debt and accelerated amortization of outstanding senior term loans. These modifications resulted in the fiscal 2002 write-off of $1.8 million in previously capitalized financing fees, including original issue discount (OID) costs. In November 2002, we paid off the remaining $5.0 million in subordinated loan debt with borrowings available from our senior bank credit facility, resulting in an additional fiscal 2003 write-off of $1.1 million in similar fees and OID costs. Interest expense decreased due to an overall lower effective borrowing rate on less total indebtedness. Aggregate debt decreased approximately $31.3 million to $8.7 million at May 31, 2003, from approximately $40.0 million at May 31, 2002. Furthermore, other expense, net, increased in fiscal 2002 due to provisions for potentially unrealizable interest accrued on notes receivable and decreased in fiscal 2003 due to income on the sale of certain available-for-sale equity securities.

        Provision for Income Taxes.    Provision for income taxes was a $5.5 million expense for fiscal 2003, compared to a $0.6 million benefit for fiscal 2002. The increase resulted primarily from the increase in pre-tax earnings partially offset by the net effect of tax rate differences for our domestic and international operations. In addition, we did not recognize income tax benefits on international based losses for fiscal 2002.

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

        The following tables show comparative results for continuing operations, by business unit, for fiscal 2002 and 2001. Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies (in thousands).

	Schiff® Specialty	Active Nutrition	Haleko	Other(1)	Total
2002:
Net sales	$150,558	$57,921	$74,538	$(2,196)	$280,821
Cost of goods sold	95,699	38,883	51,374	(2,123)	183,833

Gross profit (loss)	54,859	19,038	23,164	(73)	96,988

Operating expenses:
Selling and marketing	21,067	15,051	15,154	—	51,272
General and administrative	10,890	6,953	7,917	—	25,760
Research and development	2,253	979	487	—	3,719
Amortization of intangible assets	652	1,759	940	—	3,351
Asset impairment loss	—	—	—	9,027	9,027
Severance and reorganization costs	—	—	—	1,514	1,514
Litigation settlement	—	—	—	(442)	(442)

Total operating expenses	34,862	24,742	24,498	10,099	94,201

Income (loss) from operations	$19,997	$(5,704)	$(1,334)	$(10,172)	$2,787

2001:
Net sales	$156,669	$71,294	$74,726	$(2,399)	$300,290
Cost of goods sold	92,287	52,856	48,623	(2,399)	191,367

Gross profit	64,382	18,438	26,103	—	108,923

Operating expenses:
Selling and marketing	28,625	21,240	16,860	—	66,725
General and administrative	11,084	6,858	9,336	—	27,278
Research and development	2,699	2,060	552	—	5,311
Amortization of intangible assets	587	1,581	1,060	—	3,228
Litigation settlement	—	—	—	(3,571)	(3,571)
Plant consolidation and transition	—	—	—	648	648

Total operating expenses	42,995	31,739	27,808	(2,923)	99,619

Income (loss) from operations	$21,387	$(13,301)	$(1,705)	$2,923	$9,304

(1)
Amounts include inter-business unit sales eliminations and unallocated amounts.

        Net Sales.    Net sales decreased approximately 6.5% to $280.8 million for fiscal 2002, from $300.3 million for fiscal 2001. Net sales decreased in fiscal 2002 primarily due to an industry slowdown, lower than expected new product sales, an increase in negative publicity towards certain nutritional supplements and the growth of private label competition. The decrease in net sales is primarily reflected in our Active Nutrition business unit, with a more moderate decrease in our Schiff® Specialty business unit.

        Schiff® Specialty net sales decreased approximately 3.9% to $150.6 million for fiscal 2002, from $156.7 million in fiscal 2001. The decrease resulted from a reduction in sales of Schiff® Move Free®, partially offset by an increase in private label sales. Net sales of Schiff® Move Free® were $67.9 million for fiscal 2002, compared to $83.5 million for fiscal 2001. Private label sales were $47.0 million for fiscal 2002, compared to $36.0 million for fiscal 2001.

        Active Nutrition net sales decreased approximately 18.8% to $57.9 million for fiscal 2002, from $71.3 million in fiscal 2001. The decrease was primarily attributable to increased competitive pressures in the sports nutrition category, elimination of approximately $5.9 million in powders private label sales volume and our decision to discontinue business in certain unprofitable accounts.

        Haleko net sales remained relatively constant with $74.5 million in fiscal 2002, compared to $74.7 million in fiscal 2001.

        Gross Profit.    Gross profit decreased approximately 11.0% to $97.0 million for fiscal 2002, from $108.9 million for fiscal 2001, primarily resulting from the decrease in net sales. Gross profit, as a percentage of net sales, was 34.5% for fiscal 2002, compared to 36.3% for fiscal 2001. The gross profit percentage decrease was primarily attributable to a change in product sales mix and the adoption of EITF No. 01-9, which requires certain sales incentive costs to be reclassified as direct sales deductions.

        Schiff® Specialty gross profit decreased approximately 14.8% to $54.9 million for fiscal 2002, from $64.4 million for fiscal 2001. Gross profit, as a percentage of net sales, was 36.4% for fiscal 2002, compared to 41.1% for fiscal 2001. The decrease resulted primarily from a change in product sales mix, including an increase in lower margin private label sales volume and a decrease in higher margin Schiff® Move Free® sales, and an increase in certain sales incentive costs.

        Active Nutrition gross profit increased approximately 3.3% to $19.0 million for fiscal 2002, from $18.4 million for fiscal 2001. Gross profit, as a percentage of net sales, was 32.9% for fiscal 2002, compared to 25.9% for fiscal 2001. The increase was primarily attributable to changes in product sales mix, including a decrease in lower margin private label sales volume, reductions in product returns and a decrease in inventory related charges.

        Haleko gross profit decreased approximately 11.3% to $23.2 million for fiscal 2002, from $26.1 million for fiscal 2001. Gross profit, as a percentage of net sales, was 31.1% for fiscal 2002, compared to 34.9% for fiscal 2001. The decrease was primarily attributable to greater inventory valuation charges and higher sales deductions.

        Operating Expenses.    Operating expenses were $94.2 million for fiscal 2002, compared to $99.6 million for fiscal 2001. Fiscal 2002 operating expenses include an asset impairment loss of $9.0 million associated with the sale of our American Body Building™ and Science Foods® brands and severance and reorganization costs of $1.5 million associated with our business unit realignment partially offset by $0.4 million in litigation settlement income. Fiscal 2001 operating expenses include $3.6 million in litigation settlement income partially offset by $0.6 million in plant consolidation and transition costs. The fiscal 2002 decrease was primarily attributable to a reduction in selling and marketing expenses and cost cutting initiatives (including reductions in our work force).

        Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $51.3 million for fiscal 2002, compared to $66.7 million for fiscal 2001. As a percentage of net sales, selling and marketing expenses were 18.3% and 22.2%, respectively, for fiscal 2002 and 2001. The percentage decrease was primarily attributable to a reduction in advertising and consumer promotion costs as well as customer specific spending in each of the business units.

        General and administrative expenses were $25.8 million for fiscal 2002, compared to $27.3 million for fiscal 2001, primarily attributable to reductions in outside professional and legal related costs and reduced depreciation expense.

        Research and development costs were $3.7 million for fiscal 2002, compared to $5.3 million for fiscal 2001. The $1.6 million decrease was primarily attributable to reductions in personnel related costs, consulting fees and new product testing costs in our Active Nutrition unit.

        Other Expense.    Other expense, net, was $7.2 million for fiscal 2002, compared to $10.3 million for fiscal 2001. During fiscal 2002, we restructured our domestic credit facilities. We paid off $5.0 million in subordinated loan debt and accelerated amortization of outstanding senior term loans. These modifications to our domestic credit facilities resulted in a fiscal 2002 write-off of $1.8 million in previously capitalized financing fees, including OID costs. During fiscal 2001, we believed that an "other-than-temporary" decline in valuation of certain equity securities had occurred and, accordingly, recognized a securities impairment loss of approximately $2.2 million. Excluding these charges, other expense, net, decreased approximately $2.7 million to $5.4 million in fiscal 2002, from $8.1 million in fiscal 2001. The decrease was primarily due to an overall lower effective borrowing rate on reduced aggregate indebtedness. Aggregate debt decreased approximately $33.4 million to $40.0 million at May 31, 2002, from approximately $73.4 million at May 31, 2001.

        Provision for Income Taxes.    Provision for income taxes was a $0.6 million benefit for fiscal 2002, compared to a $0.9 million benefit for fiscal 2001. The decrease in income tax benefit percentage was primarily due to not recognizing tax benefits on international based losses for fiscal 2002.

Liquidity and Capital Resources

        Working capital decreased $5.7 million to approximately $26.0 million at May 31, 2003, from $31.7 million at May 31, 2002. The decrease in working capital resulted primarily from a decrease in net receivables and the sale of our American Body Building™ and Science Foods® brands. The decrease in net receivables resulted primarily from lower sales in the fiscal 2003 fourth quarter, as compared to the fiscal 2002 fourth quarter, and the collection of approximately $5.3 million in income tax refunds.

        We entered into a senior credit facility (the "Credit Facility") with Bankers Trust Company, effective June 30, 2000, on behalf of our domestic subsidiaries. The Credit Facility was originally comprised of a $30.0 million amortizing term loan and a $60.0 million revolving loan. Effective May 31, 2002, we amended the Credit Facility whereby the outstanding balance of the term loan was reduced to $11.1 million and the aggregate revolving loan availability was reduced to $45.0 million. During the fiscal 2003 second quarter, the outstanding balance of the term loan was paid in full with funds available under our revolving loan. Under the revolving loan, as amended, we may borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Our obligations under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of our domestic subsidiaries. The Credit Facility, which expires in March 2005, is being used to fund our normal working capital and capital expenditure requirements. Net proceeds from the sale of our American Body Building™ and Science Foods® brands were used to repay a portion of the outstanding indebtedness under the Credit Facility. At May 31, 2003, available revolving loan funds were approximately $20.7 million.

        Our domestic operations were also supported by a subordinated loan (the "Subordinated Loan") obtained in conjunction with the Credit Facility. The Subordinated Loan, in the original amount of $10.0 million, contained customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Effective May 31, 2002, we used funds available under our revolving loan to pay down $5.0 million of the Subordinated Loan. Effective November 27, 2002, we used funds available under our revolving loan to pay-off the remaining $5.0 million of the Subordinated Loan.

        Our European working capital needs (primarily our Haleko business unit) are supported by a Germany-based secured credit facility (the "Haleko Facility") that is subject to annual renewal in June.

Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. At May 31, 2003, the outstanding balance of the Haleko Facility was $6.0 million and available revolving loan funds were approximately $15.6 million. Net proceeds from the sale of our Venice Beach® sports apparel business were used to repay a portion of our outstanding indebtedness under the Haleko Facility. During June 2003, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $11.0 million (at recent exchange rate).

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

        A summary of our outstanding long-term debt and operating lease contractual obligations at May 31, 2003 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$8,716	$8,057	$659	$—	$—
Operating leases	27,446	4,192	5,848	5,570	11,836

Total obligations	$36,162	$12,249	$6,507	$5,570	$11,836

Critical Accounting Policies and Estimates

        In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to valuation of inventories, allowances for doubtful accounts, notes receivable and sales returns, valuation of deferred tax assets and recoverability of long-lived assets. Note 1 to the consolidated financial statements describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

        We believe the following critical accounting policies affect our more significant estimates and judgements used in preparation of our consolidated financial statements:

  •
  We provide an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

  •
  We maintain allowances for doubtful accounts, notes receivable and sales returns for estimated losses resulting from known customer exposures, including product returns and inability to make payments. We also consider collateral values and other factors in evaluating collectibility of notes receivable. Actual results may differ resulting in adjustment of the respective allowance(s).

  •
  We currently have deferred tax assets resulting from certain loss carryforwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent we are uncertain whether future operations will generate sufficient profit to utilize the loss carryforwards, valuation allowances are established.

  •
  We have significant intangible assets, including trademarks, patents and goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgements. Changes in strategy or market conditions could significantly impact these judgements and require adjustments to recorded asset balances.

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

Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3. SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002. The requirements of SFAS No. 146 were applied in the accounting treatment for the disposition of Venice Beach® assets.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("Int. No. 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Int. No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of Int. No. 45 are effective for all guarantees entered into or modified after December 31, 2002. We have not entered into any such guarantees and therefore the adoption of this standard did not impact our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock—Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have adopted the disclosure provisions of SFAS No. 148.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("Int. No. 46") an interpretation of ARB No. 51. Int. No. 46 addresses consolidation by business enterprises of variable interest entities. Int. No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains and interest after that date. Int. No. 46 applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not yet determined the impact of implementing Int. No. 46 on our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have an impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning August 1, 2003. We do not believe that the adoption of SFAS No. 150 will have an impact on our consolidated financial statements.

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

        Financial statements and supplementary data are on the following pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in our internal controls over financial reporting during the our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        See the Company's 2003 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the headings "Nominees for Election to the Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership."

ITEM 11. EXECUTIVE COMPENSATION

        See the Company's 2003 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the headings "Compensation of Named Executive Officers" and "Certain Relationships and Related Party Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See the information set forth under Item 5 herein and in the Company's 2003 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Stock Ownership of Certain Beneficial Owners, Directors and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        See the Company's 2003 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Certain Relationships and Related Party Transactions."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

    (3)
    Exhibits

2.1	Stock Purchase Agreement, dated July 9, 1998, by and among Weider Nutrition Group, Inc. and Wolfgang Brandt and Eberhardt Schlüter.(2)
2.2	Amendment Deed to Stock Purchase Agreement, dated July 24, 1998.(2)
2.3	Share Transfer Deed, dated July 24, 1998.(2)
2.4	Asset Purchase Agreement, effective as of May 1, 2003, between Haleko, Weider Nutrition GmbH and Hucke AG(12)
3.1	Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc.(1)
3.2	Amended and Restated Bylaws of Weider Nutrition International, Inc.(1)
4.1	Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company.(4)
4.2	Registration Rights Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P.(4)
4.3	First Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company.(5)
4.4	Second Amendment to Credit Agreement dated as of June 30, 2000 among Weider Nutrition International, Inc. and Bankers Trust Company.(8)
4.5	Third Amendment to Credit Agreement dated as of May 31, 2003 among Weider Nutrition International, Inc. and Bankers Trust Company.(10)
10.1	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc.(1)
10.2	Agreement by and between Joseph Weider and Weider Health and Fitness.(1)
10.3	1997 Equity Participation Plan of Weider Nutrition International, Inc.(1)

10.4	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries.(1)
10.5	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited.(1)
10.6	Agreement between the Company and Bruce J. Wood.(12)
10.7	Form Agreement between the Company and certain executives of the Company.(12)
10.8	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc.(9)
10.9	Employment Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood.(10)
10.10	Consulting Agreement between Weider Nutrition group, Inc. and Gustin foods, LLC dated as of September 2002.(11)
10.11	Consulting Agreement between Weider nutrition group, Inc. and Gustin foods, LLC dated as of July 2003(12)
21	Subsidiaries of Weider Nutrition International, Inc.(12)
23.1	Independent Auditors' Consent(12)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act(12)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act(12)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(12)

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

(10)
Previously filed in the Company's Current Report on Form 10-K as of August 29, 2002 and incorporated herein by reference.

(11)
Previously filed in the company's Current Report on Form 10-Q as of January 14, 2003 and incorporated herein by reference.

(12)
Filed herewith.

(b)
Reports on Form 8-K

On April 8, 2003, we filed a report on Form 8-K with the SEC regarding our fiscal 2003 third quarter earnings press release.

On April 14, 2003, we filed a report with the SEC regarding Section 906 certifications by certain company officers.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weider Nutrition International, Inc.
Dated: August 28, 2003	By:	/s/ BRUCE J. WOOD Bruce J. Wood Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ ERIC WEIDER Eric Weider	Chairman of the Board and Director	August 28, 2003
/s/ BRUCE J. WOOD Bruce J. Wood	Chief Executive Officer, President and Director (Principal Executive Officer)	August 28, 2003
/s/ JOSEPH W. BATY Joseph W. Baty	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 28, 2003
/s/ RONALD L. COREY Ronald L. Corey	Director	August 28, 2003
/s/ DAVID J. GUSTIN David J. Gustin	Director	August 28, 2003
/s/ ROGER H. KIMMEL Roger H. Kimmel	Director	August 28, 2003
/s/ GEORGE F. LENGVARI George F. Lengvari	Vice Chairman of the Board and Director	August 28, 2003
/s/ BRIAN P. MCDERMOTT Brian P. McDermott	Director	August 28, 2003
/s/ H. F. POWELL H. F. Powell	Director	August 28, 2003

WEIDER NUTRITION INTERNATIONAL, INC.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Weider Nutrition International, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Weider Nutrition International, Inc. and subsidiaries (collectively, the "Company") as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weider Nutrition International, Inc. and subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, effective June 1, 2002, the company adopted the provisions of Statements of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
July 14, 2003

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MAY 31, 2003 AND 2002

(dollars in thousands, except share data)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,463	$2,412
Receivables, net (Note 3)	27,592	44,587
Inventories (Note 4)	27,543	29,232
Prepaid expenses and other	4,312	2,489
Deferred taxes (Note 9)	2,908	4,100
Net assets held for sale (Note 2)	5,077	3,634

Total current assets	70,895	86,454

Property and equipment, net (Note 5)	26,676	29,741

Other assets:
Intangible assets, net (Note 6)	9,738	32,902
Deposits and other assets	5,286	4,574
Notes receivable, net (Note 7)	2,178	3,206
Net assets held for sale (Note 2)	469	1,766

Total other assets	17,671	42,448

Total assets	$115,242	$158,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,096	$21,410
Accrued expenses	16,610	18,170
Current portion of long-term debt (Note 8)	8,057	15,191
Income taxes payable	173	—

Total current liabilities	44,936	54,771

Long-term debt (Note 8)	659	24,776

Deferred taxes (Note 9)	801	2,355

Commitments and contingencies (Notes 7, 8 and 11)
Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized—10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized—50,000,000; shares issued and outstanding—11,916,288 (2003) and 11,276,288 (2002)	119	112
Class B common stock, par value $.01 per share; shares authorized—25,000,000; shares issued and outstanding—14,973,148	150	150
Additional paid-in capital	86,943	85,912
Deferred compensation costs	(873)	—
Other accumulated comprehensive loss	(4,951)	(4,425)
Retained deficit	(12,542)	(5,008)

Total stockholders' equity	68,846	76,741

Total liabilities and stockholders' equity	$115,242	$158,643

See notes to consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MAY 31, 2003, 2002 AND 2001

(dollars in thousands, except share data)

	2003	2002	2001
Net sales	$240,854	$280,821	$300,290
Cost of goods sold	148,243	183,833	191,367

Gross profit	92,611	96,988	108,923

Operating Expenses:
Selling and marketing	47,159	51,272	66,725
General and administrative	23,176	25,760	27,278
Research and development	4,165	3,719	5,311
Amortization of intangible assets	995	3,351	3,228
Litigation settlement	—	(442)	(3,571)
Asset impairment loss	—	9,027	—
Severance, recruiting and reorganization costs	—	1,514	—
Plant consolidation and transition	—	—	648

Total operating expenses	75,495	94,201	99,619

Income from operations	17,116	2,787	9,304

Other income (expense):
Interest income	77	95	146
Interest expense	(2,413)	(4,729)	(7,353)
Write-off of financing fees, including OID costs	(1,147)	(1,786)	—
Securities impairment loss	—	—	(2,177)
Other	360	(818)	(874)

Total other expense, net	(3,123)	(7,238)	(10,258)

Income (loss) from continuing operations before income taxes	13,993	(4,451)	(954)
Income tax expense (benefit)	5,528	(555)	(907)

Net income (loss) from continuing operations	8,465	(3,896)	(47)
Income (loss) from discontinued operations, net of income taxes	(607)	(3,648)	258

Net income (loss) before cumulative effect of change in accounting principle	7,858	(7,544)	211
Cumulative effect of change in accounting principle, net of income tax benefit (Note 6)	(15,392)	—	—

Net income (loss)	$(7,534)	$(7,544)	$211

Weighted average shares outstanding:
Basic	26,249,436	26,249,436	26,243,618

Diluted	26,249,436	26,249,436	26,244,782

Net income (loss) per share-basic and diluted:
Net income (loss) from continuing operations	$0.32	$(0.15)	$—
Net income (loss) from discontinued operations	(0.02)	(0.14)	0.01

Net income (loss) before cumulative effect of change in accounting principle	0.30	(0.29)	0.01
Cumulative effect of change in accounting principle	(0.59)	—	—

Net income (loss)	$(0.29)	$(0.29)	$0.01

See notes to consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED MAY 31, 2003, 2002 AND 2001

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Add'l Paid-In Capital	Deferred Compensation Costs	Other Accumulated Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at June 1, 2000	$94	$157	$83,225	$—	$(5,003)	$8,185	$86,658
Comprehensive loss:
Net income	—	—	—	—	—	211	211
Available-for-sale equity securities valuation adjustment	—	—	—	—	1,122	—	1,122
Foreign currency translation adjustments	—	—	—	—	(1,983)	—	(1,983)

Total comprehensive loss							(650)
Issuance of stock (Note 10)	—	—	201	—	—	—	201
Tax loss from performance units	—	—	(59)	—	—	—	(59)
Stock warrants granted and exercised (Note 8)	11	—	3,513	—	—	—	3,524
Stock options exercised	—	—	17	—	—	—	17
Dividends paid on common stock	—	—	—	—	—	(3,891)	(3,891)

Balance at May 31, 2001	105	157	86,897	—	(5,864)	4,505	85,800
Comprehensive loss:
Net loss	—	—	—	—	—	(7,544)	(7,544)
Available-for-sale equity securities valuation adjustment	—	—	—	—	941	—	941
Foreign currency translation adjustments	—	—	—	—	498	—	498

Total comprehensive loss							(6,105)
Stock conversion (Note 1)	7	(7)	—	—	—	—	—
Dividends paid on common stock	—	—	(985)	—	—	(1,969)	(2,954)

Balance at May 31, 2002	112	150	85,912	—	(4,425)	(5,008)	76,741
Comprehensive loss:
Net loss	—	—	—	—	—	(7,534)	(7,534)
Available-for-sale equity securities valuation adjustment	—	—	—	—	(172)	—	(172)
Foreign currency translation adjustments	—	—	—	—	(354)	—	(354)

Total comprehensive loss							(8,060)
Issuance of restricted stock (Note 1)	7	—	1,031	(1,038)	—	—	—
Amortization of deferred compensation costs	—	—	—	165	—	—	165

Balance at May 31, 2003	$119	$150	$86,943	$(873)	$(4,951)	$(12,542)	$68,846

See notes to consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MAY 31, 2003, 2002 AND 2001

(dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(7,534)	$(7,544)	$211
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debts	583	1,300	1,455
Deferred taxes	(362)	4,404	(744)
Depreciation and amortization	6,172	10,009	10,619
Asset impairment	23,321	9,027	—
Amortization and write-off of financing fees, including OID costs	1,859	2,888	1,152
Securities impairment loss	—	—	2,177
Other non-cash items	246	121	405
Changes in operating assets and liabilities:
Receivables	13,067	182	6,150
Inventories	(43)	24,835	(8,523)
Prepaid expenses and other	(1,823)	493	1,811
Deposits and other assets	(566)	1,591	(638)
Accounts payable	(1,314)	(12,663)	333
Other current liabilities	(3,890)	4,299	(5,289)

Net cash provided by operating activities	29,716	38,942	9,119

Cash flows from investing activities:
Purchase of property and equipment	(1,681)	(2,666)	(4,080)
Proceeds from disposition of assets held for sale and property and equipment	5,472	198	5,207
Purchase of intangible assets	(231)	(188)	(1,553)
Proceeds from sale of available-for-sale equity securities	1,496	1,998	—
Increase in notes receivable	(700)	—	—
Collection of notes receivable	182	—	—

Net cash provided by (used in) investing activities	4,538	(658)	(426)

Cash flows from financing activities:
Net change in revolving line of credit	(12,918)	(8,749)	(43,337)
Proceeds from long-term debt	4,947	1,227	41,164
Payments on long-term debt	(25,665)	(27,696)	(6,771)
Issuance of warrants/common stock	—	—	3,541
Dividends paid	—	(2,954)	(3,891)

Net cash used in financing activities	(33,636)	(38,172)	(9,294)

Effect of exchange rate changes on cash	433	7	(117)

Increase (decrease) in cash and cash equivalents	1,051	119	(718)
Cash and cash equivalents, beginning of year	2,412	2,293	3,011

Cash and cash equivalents, end of year	$3,463	$2,412	$2,293

See notes to consolidated financial statements.

1. SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—We develop, manufacture, market, distribute and sell branded and private label nutritional supplements in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. We market our branded nutritional supplement products, both domestically and internationally, in five principal categories: specialty supplements; vitamins and minerals; sports nutrition; weight management; and nutrition bars.

        Principles of Consolidation—Our consolidated financial statements include the accounts of Weider Nutrition International, Inc. and its wholly-owned subsidiaries. We are a majority-owned subsidiary of Weider Health and Fitness ("WHF"). All significant intercompany accounts and transactions have been eliminated.

        WHF is the owner of the 14,973,148 shares of Class B common stock outstanding at May 31, 2003. During fiscal 2002, WHF transferred ownership of 714,284 shares of Class B common stock to certain individuals. Upon transfer, the shares convert to Class A common stock which has the effect (only) of eliminating a super voting right associated with the Class B common stock. Each holder of Class B common stock is entitled to ten votes per share on all matters presented to a vote of stockholders, including the election of directors.

        Use of Estimates and Assumptions in Preparing Financial Statements—In preparing our consolidated financial statements, we make assumptions, estimates and judgements that affect the amounts reported. We periodically evaluate our estimates and judgements related to valuation of inventories, allowances for doubtful accounts, notes receivable and sales returns, valuation of deferred tax assets and recoverability of long-lived assets. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

        Cash Equivalents—Cash equivalents include highly liquid investments with an original maturity of three months or less.

        Inventories—Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

        Investment in Available-for-Sale Equity Securities—Available-for-sale equity securities are recorded at fair value with the accompanying unrealized holding gains (losses), net of income tax effects, included as a separate component of stockholders' equity. At May 31, 2002, the fair value of the available-for-sale equity securities was $1,244 and unrealized gains of $172, net of income tax expense of $115, were included in other accumulated comprehensive loss in the accompanying consolidated financial statements. During fiscal 2001, We determined that an "other-than-temporary" valuation impairment of the equity securities had occurred. Accordingly, we adjusted our basis in the equity securities and recognized a pre-tax impairment loss of $2,177. During fiscal 2003, we sold our remaining available-for-sale equity securities.

        Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense was $5,177 (2003), $6,658 (2002) and $7,391 (2001), computed primarily using the straight-line method over the estimated useful lives of

31 to 50 years for buildings, 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements. Leasehold improvements are amortized over the shorter of their useful life or of the lease term.

        Intangible Assets—Effective June 1, 2002, we adopted SFAS No. 142, "Goodwill and other Intangible Assets", which establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment, at least annually, rather than amortize them. Upon adoption of SFAS No. 142, as disclosed in Note 6, we recognized an after-tax goodwill impairment charge of $15,392. Prior to fiscal 2003, goodwill was amortized using the straight-line method over periods ranging from 15 to 35 years. Other intangibles with definite lives, are amortized using the straight-line method over estimated useful lives of 5 to 20 years. We evaluate economic intangible assets with definite useful lives on a case-by-case basis.

        Long-Lived Assets—Effective June 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes accounting and reporting standards for the impairment or disposal of long-lived asets. SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. In accordance with SFAS No. 144, as disclosed in Note 2, the operating results for Venice Beach® are reflected as discontinued operations and the associated assets at May 31, 2003 are reclassified as assets held for sale, in the accompanying consolidated financial statements.

        We evaluate the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognize an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

        Income Taxes—We record deferred income tax liabilities and assets for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        Revenue Recognition—Sales are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

        Net sales represent products at gross sales price, less estimated returns and allowances for which provisions are made at the time of sale and less certain other discounts, rebates, allowances and sales incentives that are accounted for as a reduction from gross sales.

        Shipping and handling costs in the accompanying consolidated financial statements are approximately 3.5% of net sales. Shipping costs, approximating 2.0% of net sales, are included in selling and marketing expenses. Handling costs, approximating 1.5% of net sales, are included in general and administrative expenses.

        Effective March 1, 2002, we adopted Emerging Issues Task Force No. 01-9 ("EITF NO. 01-9") and reclassified prior period amounts to apply its provisions in the accompanying consolidated financial statements. EITF No. 01-9, representing a summary of previously issued EITF's, addresses the recognition, measurement and statement of operations classification for certain sales incentives. The types of sales incentives included are offers to retailers, distributors or end consumers that are exercisable after a single exchange transaction in the form of price reductions, coupons, rebate offers, or free products delivered on the same date as the underlying exchange transaction. While the adoption of EITF No. 01-9 did not materially impact our overall results of operations, the "cost" of certain sales incentives or promotional considerations previously recognized as operating expenses were reclassified as reductions in net sales and/or increases in cost of goods sold. As a result of the adoption of EITF No. 01-9, gross profit for fiscal 2002 and 2001 decreased $16,413 and $11,791, respectively, and selling and marketing expenses decreased by like amounts for the respective periods.

        Our two largest customers accounted for approximately 53%, 47% and 45%, respectively, of net sales for fiscal 2003, 2002 and 2001. At May 31, 2003 and 2002, amounts due from these customers represented approximately 39% of total trade accounts receivable. Net sales of our Schiff® Move Free® brand accounted for approximately 23%, 24% and 28%, respectively, of total net sales for fiscal 2003, 2002 and 2001.

        Issuance of Restricted Stock—Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of the restricted shares was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period.

        Stock-Based Compensation—We disclose the effect of SFAS No. 123 "Accounting for Stock-Based Compensation", on a proforma basis and continue to follow Accounting Principles Board ("APB") Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation.

        Proforma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options and previously unvested performance units (see Note 10) under the fair value method of SFAS No. 123. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. Our proforma net income (loss) and net income (loss) per share were as follows:

	2003	2002	2001
Net income (loss), as reported	$(7,534)	$(7,544)	$211
Net income (loss), proforma	(7,596)	(8,024)	(151)
Basic net income (loss) per share, as reported	(.29)	(.29)	.01
Diluted net income (loss) per share, as reported	(.29)	(.29)	.01
Basic net income (loss) per share, proforma	(.29)	(.31)	(.01)
Diluted net income (loss) per share, proforma	(.29)	(.31)	(.01)

        Net Income (Loss) Per Share—Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options, restricted stock and performance units ("Common stock equivalents"). Common stock equivalents were antidilutive during fiscal 2003 and 2002 and, accordingly, were not included in the computation of diluted net loss per share.

        Financial Instruments—Our financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

        Foreign Currency Translation—We consider local currency as the functional currency for our foreign operations. All assets and liabilities are translated at period-end exchange rates and all statement of operations amounts are translated using average monthly rates. At May 31, 2003, unrealized foreign currency translation losses of $4,951, net of income taxes of $1,402, were included in other accumulated comprehensive loss in the accompanying consolidated financial statements.

        Hedging Activities—We account for hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value.

        Reclassifications—Certain amounts in prior year consolidated financial statements have been reclassified to conform with the current year presentation.

        Recently Issued Accounting Standards—In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3. SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002. The requirements of SFAS No. 146 were applied in the accounting treatment for the disposition of Venice Beach® assets as discussed in Note 2.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("Int. No. 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Int. No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of Int. No. 45 are effective for all guarantees entered into or modified after December 31, 2002. We have not entered into any such guarantees and therefore the adoption of this standard did not impact our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have adopted the disclosure provisions of SFAS No. 148.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Int. No. 46") an interpretation of ARB No. 51. Int. No. 46 addresses consolidation by business enterprises of variable interest entities. Int. No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Int. No. 46 applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not yet determined the impact of implementing Int. No. 46 on our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have an impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning August 1, 2003. We do not believe that the adoption of SFAS No. 150 will have an impact on our consolidated financial statements.

2. DIVESTITURES

        Effective in our fiscal 2004 first quarter, we sold the assets of our Venice Beach® sports apparel business to Hucke AG, a German apparel company, for net cash proceeds of approximately $6,000. In accordance with SFAS No. 144, the operating results for Venice Beach® are reflected as discontinued operations and the associated assets at May 31, 2003 are reclassified as net assets held for sale, in the accompanying consolidated financial statements. We believe the divestiture of Venice Beach® will have an insignificant impact on fiscal 2004 consolidated net earnings.

        During the fiscal 2002 fourth quarter, we were authorized by the Board of Directors to pursue the sale of our American Body Building™ and Science Foods® brands. Effective July 26, 2002, we announced the sale of substantially all the assets and certain associated liabilities relating to these brands to American Body Building Products, L.L.C., a wholly owned subsidiary of Optimum Nutrition, Inc., a privately held company. The final sales price, which was based on a closing statement of acquired assets and assumed liabilities, was approximately $5,650 cash and the assumption of an approximate $246 mortgage on an accompanying beverage facility. As a result of the transaction, we recognized an asset impairment loss of approximately $9,027 during fiscal 2002 and reclassified the associated current and long-term assets and liabilities as net assets held for sale at May 31, 2002 in the accompanying consolidated financial statements.

        Current and long-term net assets held for sale consist of the following at May 31:

	2003	2002
Current
Receivables, net	$3,345	$3,131
Inventories	1,732	1,961
Prepaid expenses and other	—	189
Accounts payable	—	(1,407)
Accrued expenses	—	(210)
Current portion of long-term debt	—	(30)

	$5,077	$3,634

Long-Term
Property and equipment, net	$469	$2,950
Intangible assets, net	—	7,802
Deposits and other assets	—	257
Long-term debt	—	(216)

	469	10,793
Impairment loss	—	(9,027)

	$469	$1,766

3. RECEIVABLES, NET

        Receivables, net, consist of the following at May 31:

	2003	2002
Trade accounts	$35,242	$46,567
Other, including income taxes	670	7,586

	35,912	54,153
Less allowances for doubtful accounts and sales returns	(8,320)	(9,566)

Total	$27,592	$44,587

4. INVENTORIES

        Inventories consist of the following at May 31:

	2003	2002
Raw materials	$8,487	$11,275
Work in process	1,691	2,208
Finished goods	17,365	15,749

Total	$27,543	$29,232

5. PROPERTY AND EQUIPMENT, NET

        Property and equipment, net, consists of the following at May 31:

	2003	2002
Land	$—	$151
Buildings	6,649	6,287
Furniture and equipment	37,653	37,151
Leasehold improvements	11,641	11,442
Construction in progress	368	43

	56,311	55,074
Less accumulated depreciation and amortization	(29,635)	(25,333)

Total	$26,676	$29,741

6. INTANGIBLE ASSETS, NET

        Intangible assets, net, consist of the following at May 31:

	2003			2002
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value
Patents and trademarks	$9,743	$(4,351)	$5,392	$8,388	$(3,153)	$5,235
Goodwill	4,346	—	4,346	40,354	(12,687)	27,667

	$14,089	$(4,351)	$9,738	$48,742	$(15,840)	$32,902

        Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2004, is $531 (2004), $385 (2005), $384 (2006), $362 (2007), and $340 (2008).

        Upon the implementation of SFAS No. 142, we tested goodwill for impairment by comparing the carrying amount, including goodwill, for each of our reporting (business) units at June 1, 2002 to the fair value for each of the reporting units. We assessed the fair value of the reporting units by evaluating their current cash flows and net book values in comparison to our overall market capitalization. Based on this comparison, we concluded that the net book values for two of our reporting units, Active Nutrition and Haleko, exceeded their respective fair values. For those two reporting units, we then compared the implied fair values of their respective goodwill to their respective net book values to determine the asset impairment amount. Based on this comparison, effective June 1, 2002, we recognized an impairment loss of $23,321, or an after-tax charge of $15,392, as a cumulative effect of a change in accounting principle.

        The changes in the carrying amount of goodwill, broken down by reporting unit for fiscal 2002 and 2003, are as follows:

	Schiff® Specialty	Active Nutrition	Haleko	Total
Balance at June 1, 2001	$4,851	$9,258	$21,975	$36,084
Amortization	(505)	(1,225)	(685)	(2,415)
Impairment loss	—	(6,193)	—	(6,193)
Currency translation and other	—	3	188	191

Balance at May 31, 2002	4,346	1,843	21,478	27,667
Adoption of SFAS No. 142	—	(1,843)	(21,478)	(23,321)

Balance at May 31, 2003	$4,346	$—	$—	$4,346

        Actual results of operations for fiscal 2003, and proforma results of operations, had we applied the non-amortization provisions of SFAS No. 142, for fiscal 2002 and 2001 are as follows:

	2003	2002	2001
Reported net income (loss) before cumulative effect of change in accounting principle	$7,858	$(7,544)	$211
Add back goodwill amortization, net of tax	—	1,446	1,436

Adjusted net income (loss) before cumulative effect of change in accounting principle	7,858	(6,098)	1,647
Cumulative effect of change in accounting principle, net of tax benefit	(15,392)	—	—

Adjusted net income (loss)	$(7,534)	$(6,098)	$1,647

	2003	2002	2001
Net income (loss) per share-basic and diluted:
Reported net income (loss) before cumulative effect of change in accounting principle	$0.30	$(0.29)	$0.01
Add back goodwill amortization, net of income taxes	—	0.06	0.05

Adjusted net income (loss) before cumulative effect of change in accounting principle	0.30	(0.23)	0.06
Cumulative effect of change in accounting principle, net of income tax benefit	(0.59)	—	—

Adjusted net income (loss)	$(0.29)	$(0.23)	$0.06

7. NOTES RECEIVABLE, NET

        Notes receivable (including accrued interest), net, were $2,178 and $3,206, respectively, at May 31, 2003 and 2002. The original notes receivable are recourse, generally collateralized by debtors' shares of our Class A common stock and are repayable beginning in June of 2002 and ending December of 2006 (See Note 10).

        At present, in connection with collection efforts and in consideration of potential unrealizable amounts, we are pursuing negotiations with the debtors who are no longer employed by the company. As a result of these discussions, the terms of certain notes, including maturity, interest rate and required collateral, have been, or may be modified. Certain allowances for unrealizable amounts are recognized to adjust the outstanding balances to the underlying collateral value and/or to consider other factors that may impact the valuation of the notes receivable.

        Recognition of future provision(s) for unrealizable amounts will depend on, among other considerations, the fair value of our Class A common stock. In the event that shares of common stock are received in lieu of cash payment, a portion of, or the entire net book value of the notes receivable may subsequently be reclassified as treasury stock and reflected as a reduction to stockholders' equity. Notes receivable balances are reflected net of aggregate allowances for unrealizable amounts of $1,819 and $2,531, respectively, at May 31, 2003 and 2002.

8. LONG-TERM DEBT

        Long-term debt consists of the following at May 31:

	2003	2002
Advances under a U.S. based $45,000 secured revolving line of credit bearing interest at floating rates (5.75% at May 31, 2003, and 6.25% to 7.70% at May 31, 2002); see below	$2	$12,920
Advances under a Germany based $22,600 secured revolving line of credit bearing interest at various rates ranging from 4.00% to 7.25% at May 31, 2003 and 2002	6,003	10,503
Term loan, secured, payable in quarterly installments, bearing interest at floating rates (5.35% at May 31, 2002) due March 2005; see below	—	11,126
Subordinated loan (net of unamortized original issue discount of $1,199 at May 31, 2002) bearing cash interest at 13.00% and payable in quarterly installments, principal due June 2006; see below	—	3,801
Notes payable arising from acquisitions bearing interest at various rates ranging from 5.50% to 7.00% at May 31, 2003 and 2002, due 2004 through 2006	1,191	1,473
Other	1,520	144

Total	8,716	39,967
Less current portion	(8,057)	(15,191)

Long-term portion	$659	$24,776

        We entered into a senior credit facility (the "Credit Facility") with Bankers Trust Company, effective June 30, 2000, on behalf of our domestic subsidiaries. The Credit Facility was originally comprised of a $30,000 amortizing term loan and a $60,000 revolving loan. Effective May 31, 2002, we amended the Credit Facility whereby the outstanding balance of the term loan was reduced to approximately $11,126 and the aggregate revolving loan availability was reduced to $45,000. During the fiscal 2003 second quarter, the outstanding balance of the term loan was paid in full with funds available under our revolving loan. Under the revolving loan, as amended, we may borrow up to the lesser of $45,000 or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22,500 or 65% of the eligible inventory.

        The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Our obligations under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets associated with our domestic subsidiaries. The Credit Facility, which expires in March 2005, is being used to fund our normal working capital and capital expenditure requirements. Net proceeds from the sale of our American Body Building® and Science Foods® brands were used to repay a portion of the outstanding indebtedness under the Credit Facility. At May 31, 2003, available revolving loan funds were approximately $20,700.

        Our domestic operations were also supported by a subordinated loan (the "Subordinated Loan") obtained in conjunction with the Credit Facility. The Subordinated Loan, in the original amount of $10,000, contained customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Effective May 31, 2002, we used funds available under our revolving loan to pay down $5,000 of the Subordinated Loan. Effective November 27, 2002, we used funds available under our revolving loan to pay-off the remaining $5,000 of the Subordinated Loan. As part of the Subordinated Loan transaction, we issued detachable warrants to purchase up to 1,174,955 shares of our Class A common stock at an exercise price of $0.01 per share, subject to certain customary antidilution provisions. The issuance of the warrants, exercised effective August 3, 2000, resulted in the recognition of approximately $3,524 in original-issue-discount ("OID") costs, amortized as an adjustment to the effective interest rate over the life of the Subordinated Loan.

        As a result of the modifications to the Credit Facility and Subordinated Loan noted above, during fiscal 2003 and 2002 we recognized write-offs of approximately $1,147 and $1,786, respectively, of previously capitalized financing fees, including OID costs.

        Our European working capital needs (primarily our Haleko business unit) are supported by a Germany-based secured credit facility (the "Haleko Facility") that is subject to annual renewal in June. Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. At May 31, 2003, available revolving loan funds were approximately $15,600. During June 2003, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $11,000 (at recent exchange rate).

        At May 31, 2003, future payments of long-term debt are presently due as follows: $8,057 (2004), $536 (2005), $123 (2006).

        Cash interest payments amounted to $2,349, $6,396 and $12,879, respectively, for fiscal 2003, 2002 and 2001.

9. INCOME TAXES

        The components of income tax expense (benefit) consist of the following for the years ended May 31:

	2003	2002	2001
Federal:
Current	$1,417	$(3,415)	$(247)
Deferred	3,028	3,783	(1,045)
Change in valuation allowance	2,789	(837)	511
Foreign:
Current	286	(107)	(194)
Deferred	(101)	(1,821)	(1,070)
Change in valuation allowance	(1,741)	2,509	799
State and local:
Current	147	(1,437)	278
Deferred	(638)	917	(86)
Change in valuation allowance	341	(147)	147

Total	$5,528	$(555)	$(907)

        Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:

	2003	2002	2001
Computed Federal income tax expense (benefit) at the statutory rate of 34%	$4,758	$(1,513)	$(324)
Foreign tax rate differential	168	(64)	(1,883)
Miscellaneous credits	(398)	(131)	(325)
Change in valuation allowance	1,389	1,525	1,457
State income tax expense (benefit)	(491)	(520)	192
Other	102	148	(24)

Total	$5,528	$(555)	$(907)

        Cash net income tax payments (refunds) amounted to $(5,253), $(743) and $184, respectively, for fiscal 2003, 2002 and 2001.

        Net deferred income taxes consist of the following at May 31:

	2003		2002
	Current	Long- Term	Current	Long- Term
Assets:
Accounts receivable allowances	$2,230	$—	$1,973	$—
Inventories adjustment	427	—	511	—
Deferred compensation	—	765	—	1,020
Accrued vacation and bonuses	282	—	528	—
Accrued other	378	—	182	—
Basis difference in intangible assets	—	1,010	—	370
Capitalized inventory costs	314	—	580	—
Insurance reserves	—	500	—	640
Basis difference in acquired companies	—	—	—	64
Capital loss and charitable contribution carryforwards	—	622	—	122
Net operating loss carryforwards	—	6,250	—	4,490
Basis difference in securities	—	—	—	756
Research and development, and other credits	—	536	336	—

Total	3,631	9,683	4,110	7,462

Liabilities:
Basis differences in fixed assets	—	1,082	—	5,933
State and other taxes	—	120	—	20
Foreign currency adjustment	—	3,889	—	—
Other	723	417	10	277

Total	723	5,508	10	6,230

Deferred income taxes before valuation allowance	2,908	4,175	4,100	1,232
Valuation allowance	—	(4,976)	—	(3,587)

Deferred income taxes, net	$2,908	$(801)	$4,100	$(2,355)

        We have net operating loss and capital loss carryforwards in various jurisdictions, which result in deferred tax assets. The utilization of these net operating loss and capital loss carryforwards is limited to future operations in the tax jurisdictions in which such deductions arose. As a result, we are uncertain as to whether these operations will generate sufficient profit to realize the deferred tax asset benefit in the foreseeable future. The valuation allowance provides a reserve against deferred tax assets that may expire or go unutilized.

        However, we have determined that it is more likely than not that we will realize certain of these benefits. The amount of the deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from our estimates.

10. MANAGEMENT INCENTIVE AND STOCK PLANS

        Management Incentive Plan—Prior to our initial public offering ("IPO"), certain individuals (the "Recipients") had management incentive agreements (the "Agreements") pursuant to which the individuals were granted performance units ("Performance Units") as incentive compensation.

        Simultaneously with the IPO, which triggered a conversion under the Agreements, we paid in cash and shares of Class A Common stock the vested portion of the Performance Units. The unvested portion of the performance units (represented by 182,716 restricted shares of Class A common stock as of the IPO date) originally vested (contingent upon continued employment and/or other factors) over a five-year period at 20% per year.

        During fiscal 2001, 18,272 shares of Class A common stock vested and became issued and outstanding. Accordingly, we recognized compensation expense of $201. At June 1, 2002, there were no remaining unvested shares available.

        In order to facilitate the payment of individual income taxes, we made available to each Recipient a recourse loan in principal amount up to 30% of the conversion value of the vested Performance Units held by each Recipient. Such loans to the Recipients bear interest at 8.0% per annum, are repayable five years from the borrowing date and are secured by the Recipients' stock (see Note 7). As a result of WHF subsequently guaranteeing a portion of a Recipient's loan, we have a receivable due from WHF in the amount of $1,431 at May 31, 2003.

        Equity Plan—The 1997 Equity Participation Plan, as amended (the "Equity Plan"), provides for the granting of stock options, stock appreciation rights, restricted or deferred stock and other awards ("Awards") to officers, directors, and key employees responsible for the direction and management of the Company and to non-employee consultants. Such awards are granted at fair value. Under the Equity Plan, a total of 3,500,000 shares of Class A common stock (or the equivalent in other equity securities) are reserved for issuance.

        Stock options granted under the Equity Plan primarily become exercisable after one to five years from the date of grant in equal, ratable amounts per each successive anniversary date. Stock options expire no later than eight years after the date of grant.

        Information relating to stock options issued under the Equity Plan is as follows:

	Number of Shares	Weighted Average Per Share Option Price	Total Price
Options outstanding, June 1, 2000	1,978,300	$6.47	$12,794
Granted	1,351,167	2.99	4,038
Exercised	(5,000)	3.50	(18)
Forfeited and/or expired	(339,500)	8.19	(2,779)

Options outstanding, May 31, 2001	2,984,967	4.70	14,035
Granted	190,000	1.58	300
Exercised	—	—	—
Forfeited and/or expired	(613,867)	(4.18)	(2,564)

Options outstanding, May 31, 2002	2,561,100	4.60	11,771
Granted	1,008,250	1.60	1,609
Exercised	—	—	—
Canceled, forfeited and/or expired	(1,296,600)	(6.07)	(7,867)

Options outstanding, May 31, 2003	2,272,750	$2.43	$5,513

Exercisable options, May 31, 2003	949,467	$3.20	$3,039

        The weighted average fair market value of options granted was $0.50, $0.65 and $0.94, respectively, for fiscal 2003, 2002 and 2001.

        We applied APB Opinion No. 25 in accounting for our stock options. All stock options were granted at fair value and, accordingly, no compensation expense was recognized in the accompanying consolidated financial statements. For purposes of applying SFAS No. 123, the fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for fiscal 2003, 2002 and 2001, respectively.

	2003	2002	2001
Risk-free interest rate	2.95%	4.30%	5.35%
Dividend yield	0.00%	0.00%	5.15%
Volatility factor	42.01%	55.42%	59.84%
Weighted average expected life	3.00 years	3.00 years	2.06 years

        The following table summarizes information about stock options outstanding at May 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.40 to $2.50	1,199,250	7.6	$1.59	118,667	$1.57
$2.51 to $3.50	1,003,500	5.6	3.01	761,200	3.01
$3.51 to $11.00	70,000	2.6	8.39	69,600	8.42

11. COMMITMENTS AND CONTINGENCIES

        Leases—We lease warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through 2013. At May 31, 2003, future minimum payments of $27,446 under the noncancelable operating leases are due as follows: $4,192 (2004), $3,068 (2005), $2,780 (2006), $2,711 (2007), $2,859 (2008) and $11,836 thereafter. Rental expense was $4,622, $4,357 and $4,697, respectively, for fiscal 2003, 2002 and 2001.

        Litigation—We are currently named as a defendant in five lawsuits alleging that consumption of certain of our products containing ephedra caused or contributed to injuries, death and/or damages. We dispute the allegations and our insurance carriers have assumed defense of four of the matters. We can give no assurance that the fifth matter will be covered by our insurance.

        We are currently named as a defendant along with numerous other supplement and nutrition companies in purported class actions in Florida and Illinois state courts, alleging that androstenedione and other purportedly similar products were sold by defendants in violation of certain statutes and utilizing false and misleading claims and advertising. We dispute the allegations and are opposing the lawsuits.

        We believe that, after taking into consideration our insurance coverage, such lawsuits, if successful, would not have a material adverse effect on our financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance, or a large adverse award in a lawsuit not covered by insurance, could have a material adverse effect on our financial condition.

        In connection with the sale of the American Body Building™ and Science Foods® brands, in July 2002, we discontinued the sale of products with ephedra. However, no assurance can be given that we will not be subject to further litigation with respect to ephedra products previously sold.

        We received proceeds of $442 and $3,571, respectively, in fiscal 2002 and 2001, relating to the settlement of certain antitrust litigation brought by us and several other parties.

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

        Royalties—We obtained the exclusive right to use the Weider name and trademarks outside of specified royalty-free territories (most notably North America) throughout the world, with the exceptions of Australia, New Zealand, Japan and South Africa, pursuant to a sublicense agreement dated December 1, 1996 with Mariz Gestao E Investimentos Limitada ("Mariz"). Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of a director are included among the beneficiaries. Mariz obtained its exclusive international rights to use the Weider name and trademarks pursuant to a license agreement, effective June 1, 1994, between Mariz and certain affiliates, including WHF (the "Licensors"). Pursuant to the license agreement with Mariz, we are required to make annual royalty payments to Mariz commencing on December 1, 1998 on sales of our brands in existence on December 1, 1996 in countries covered by the agreement.

        The royalty payments are to be equal to (i) 4% of sales up to $33,000; (ii) 3.5% of sales greater than $33,000 and less than $66,000; (iii) 3.0% of sales from $66,000 to $100,000; and (iv) 2.5% of sales over $100,000. In addition, the sublicense agreement with Mariz includes an irrevocable buy-out option that we can exercise after May 31, 2002 for a purchase price equal to the greater of $7,000 or six and a half times the aggregate royalties we paid in the fiscal year immediately preceding the date of the exercise of the option. We incurred royalty expense of $510, $389 and $389, respectively, for fiscal 2003, 2002 and 2001, relating to the Mariz licensing agreement.

        Retirement Plan—We sponsor a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. We make discretionary contributions of 50% of the employee's contributions up to the first six percent of the employee's compensation. Contributions to this plan were approximately $345, $392 and $449, respectively, for fiscal 2003, 2002 and 2001.

12. RELATED PARTY TRANSACTIONS

        Significant related party transactions, not otherwise disclosed, are summarized below.

        Payments to reimburse WHF for Company expenses (including primarily advertising, insurance, endorsements, retirement benefits and royalties) consist of the following for the years ended May 31:

	2003	2002	2001
Operating expenses	$1,897	$2,350	$2,028
Other	250	250	250

Total	$2,147	$2,600	$2,278

13. OPERATING SEGMENTS

        During fiscal 2002, we initiated a plan to reorganize our operations, previously reported as domestic and international segments, into three business units. These business units include the Schiff® Specialty Unit, the Active Nutrition Unit and the Haleko Unit (our primary Germany-based European subsidiary). The business units are managed independently, each with its own sales and marketing resources, and supported by product research and development, operations and technical services, and administrative functions.

        We manufacture and market nutritional products, including a full line of vitamins, joint-related and other nutraceuticals through our Schiff® Specialty Unit. Schiff® Specialty products are marketed primarily in the United States, through mass market distribution channels. We manufacture and market a variety of sports nutrition and weight management products through our Active Nutrition Unit. Active Nutrition Unit products are marketed domestically and internationally primarily through mass market and health club and gym distribution channels. We also manufacture and market nutritional products, including a full line of sports nutrition supplements, together with certain other nutraceuticals within our Haleko Unit. Haleko Unit products are marketed primarily in Europe, through mass market and health club and gym distribution channels.

        The accounting policies of these business units are the same as those described in Note 1 to the consolidated financial statements. We evaluate the performance of our business units based on actual and expected operating results of the respective business units. Segment reporting information is provided for fiscal 2003, 2002 and 2001. Certain amounts, including litigation settlement income, asset impairment loss, plant consolidation and transition expense, and severance, recruiting and reorganization costs were not allocated to the respective business units for fiscal 2002 and 2001 because we did not consider such items a part of ongoing operations. Certain domestic assets are not allocated to the Schiff® Specialty and Active Nutrition Units. Accordingly, asset segment information is provided on a total domestic and non-domestic basis.

        Segment information for fiscal 2003, 2002 and 2001, respectively, is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2003:
Schiff® Specialty	$144,309	$13,606	$1,682
Active Nutrition	35,331	1,555	192
Haleko	63,830	1,955	539
Eliminations	(2,616)	—	—

	$240,854	$17,116	$2,413

	Net Sales	Income (Loss) From Operations	Interest Expense
2002:
Schiff® Specialty	$150,558	$19,997	$1,376
Active Nutrition	57,921	(5,704)	1,121
Haleko	74,538	(1,334)	2,232
Unallocated	—	(10,099)	—
Eliminations	(2,196)	(73)	—

	$280,821	$2,787	$4,729

	Net Sales	Income (Loss) From Operations	Interest Expense
2001:
Schiff® Specialty	$156,669	$21,387	$3,084
Active Nutrition	71,294	(13,301)	1,919
Haleko	74,726	(1,705)	2,350
Unallocated	—	2,923	—
Eliminations	(2,399)	—	—

	$300,290	$9,304	$7,353

        Reconciliation of assets for the reportable segments is as follows at May 31:

	2003	2002
Total domestic assets	$128,420	$155,471
Total international assets	49,101	68,862
Eliminations	(62,279)	(65,690)

Total	$115,242	$158,643

        Capital expenditures for domestic and international operations amounted to approximately $1,158 and $523, respectively, for fiscal 2003, $1,942 and $724, respectively, for fiscal 2002, and $1,628 and $2,452, respectively, for fiscal 2001.

14. QUARTERLY RESULTS (UNAUDITED)

        Quarterly results (unaudited) for fiscal 2003, 2002 and 2001 are as follows:

	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2003:
Net sales	$69,328	$58,017	$57,728	$55,781
Gross profit	28,113	21,869	20,885	21,744
Income from operations	9,031	6,209	1,500	376
Income tax expense (benefit)	3,371	1,699	494	(36)
Cumulative effect of change in accounting principle	(15,392)	—	—	—
Net income (loss)	(10,904)	2,281	808	281
Basic and diluted net income (loss) per share	(.42)	.09	.03	.01
	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2002:
Net sales	$74,944	$67,126	$65,969	$72,782
Gross profit	25,815	23,873	23,322	23,978
Income (loss) from operations	4,158	2,006	3,440	(6,817)
Income tax expense (benefit)	891	670	1,107	(3,223)
Net income (loss)	(352)	(3,886)	1,249	(4,555)
Basic and diluted net income (loss) per share	(.01)	(.15)	.05	(.18)

	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2001:
Net sales	$81,381	$63,207	$77,799	$77,903
Gross profit	31,098	22,873	27,703	27,249
Income (loss) from operations	6,918	(545)	964	1,967
Income tax expense (benefit)	2,017	(1,139)	(815)	(970)
Net income (loss)	1,964	(257)	(652)	(844)
Basic and diluted net income (loss) per share	.07	(.01)	(.02)	(.03)

        Our financial results for the fourth quarter of fiscal 2002 were affected by an asset impairment loss of $9,027 recognized due to the sale (subsequent to year-end) of the American Body Building™ and Science Foods® brands (Note 2) and a write-off of previously capitalized financing fees, including original issue discount costs of $1,786 (Note 8).

        Our financial results for the fourth quarter of fiscal 2001 were affected by a securities impairment loss of $2,177 recognized due to the determination that an "other-than-temporary" decline in valuation of available-for-sale equity securities had occurred (Note 1).

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 31, 2003, 2002 and 2001

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs/ Expenses	Additions (Reductions) via Acquisition/ Divestiture	Deductions	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2001	$3,462	$1,455	$—	$(246)	$4,671

2002	$4,671	$1,300	$(333)	$(1,031)	$4,607

2003	$4,607	$583	$(719)	$(1,166)	$3,305

ALLOWANCE FOR UNREALIZABLE NOTES RECEIVABLE:
2001	$—	$332	$—	$—	$332

2002	$332	$1,620	$—	$—	$1,952

2003	$1,952	$—	$—	$(666)	$1,286

ALLOWANCE FOR SALES RETURNS:
2001	$5,669	$17,006	$—	$(17,922)	$4,753

2002	$4,753	$17,061	$—	$(16,855)	$4,959

2003	$4,959	$17,181	$—	$(17,125)	$5,015

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
WEIDER NUTRITION INTERNATIONAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MAY 31, 2003 AND 2002 (dollars in thousands, except share data)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED MAY 31, 2003, 2002 AND 2001 (dollars in thousands, except share data)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED MAY 31, 2003, 2002 AND 2001 (dollars in thousands)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED MAY 31, 2003, 2002 AND 2001 (dollars in thousands)
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Years Ended May 31, 2003, 2002 and 2001 (In Thousands)