Form 10-Q
period 2003-08-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2003-10-07
CIK 1022368

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the Registrant's common stock is 26,735,402 (as of October 1, 2003).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2003	May 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,764	$3,463
Receivables, net	31,532	27,592
Inventories	29,379	27,543
Prepaid expenses and other	2,684	4,312
Deferred taxes	3,242	2,908
Assets held for sale	—	5,077

Total current assets	71,601	70,895

Property and equipment, net	26,124	26,676

Other assets:
Intangible assets, net	9,719	9,738
Deposits and other assets	5,176	5,286
Notes receivable, net	2,335	2,178
Assets held for sale	—	469

Total other assets	17,230	17,671

Total assets	$114,955	$115,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,509	$20,096
Accrued expenses	13,508	16,610
Current portion of long-term debt	4,556	8,057
Income taxes payable	139	173

Total current liabilities	40,712	44,936

Long-term debt	388	659

Deferred taxes	2,361	801

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized—10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized—50,000,000; shares issued and outstanding—11,762,254 and 11,916,288	118	119
Class B common stock, par value $.01 per share; shares authorized—25,000,000; shares issued and outstanding—14,973,148	150	150
Additional paid-in capital	86,488	86,943
Deferred compensation costs	(799)	(873)
Other accumulated comprehensive loss	(4,116)	(4,951)
Retained deficit	(10,347)	(12,542)

Total stockholders' equity	71,494	68,846

Total liabilities and stockholders' equity	$114,955	$115,242

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended August 31,
	2003	2002
Net sales	$63,641	$69,328
Cost of goods sold	39,348	41,215

Gross profit	24,293	28,113

Operating expenses:
Selling and marketing	14,496	11,677
General and administrative	5,383	6,228
Research and development	1,214	873
Amortization of intangible assets	142	302

Total operating expenses	21,235	19,080

Income from operations	3,058	9,033

Other income (expense):
Interest income	147	20
Interest expense	(333)	(928)
Other	(155)	307

Total other expense, net	(341)	(601)

Income from continuing operations before income taxes	2,717	8,432
Income tax expense	1,088	3,373

Net income from continuing operations	1,629	5,059
Income (loss) from discontinued operations, net of income taxes	566	(571)

Net income before cumulative effect of change in accounting principle	2,195	4,488
Cumulative effect of change in accounting principle, net of income tax benefit	—	(15,392)

Net income (loss)	$2,195	$(10,904)

Weighted average shares outstanding:
Basic	26,237,002	26,249,436

Diluted	26,744,821	26,301,395

Net income (loss) per share—basic and diluted:
Net income from continuing operations	$0.06	$0.19
Net income (loss) from discontinued operations	0.02	(0.02)

Net income before cumulative effect of change in accounting principle	0.08	0.17
Cumulative effect of change in accounting principle	—	(0.59)

Net income (loss)	$0.08	$(0.42)

Comprehensive income (loss)	$3,030	$(10,524)

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended August 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,195	$(10,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) bad debts	(455)	285
Deferred taxes	1,226	(4,740)
Depreciation and amortization	1,225	1,650
Asset impairment	—	23,321
Gain on sale of assets held for sale and property and equipment	(950)	—
Amortization of financing fees, including original issue discount	102	276
Amortization of deferred compensation costs	24	—
Changes in operating assets and liabilities:
Receivables	(4,019)	2,181
Inventories	(1,836)	(4,422)
Prepaid expenses and other	1,628	705
Deposits and other assets	(54)	(204)
Accounts payable	2,414	(333)
Other current liabilities	(2,388)	(3,179)

Net cash provided by (used in) operating activities	(888)	4,636

Cash flows from investing activities:
Purchase of property and equipment	(330)	(402)
Purchase of intangibles	—	(34)
Proceeds from disposition of assets held for sale	6,510	5,400
Proceeds from sale of available-for-sale equity securities	—	1,002
Collection of notes receivable	4	—

Net cash provided by investing activities	6,184	5,966

Cash flows from financing activities:
Net change in revolving line-of-credit	50	(11,332)
Proceeds from debt	109	5,501
Payments on debt	(4,256)	(4,179)

Net cash used in financing activities	(4,097)	(10,010)

Effect of exchange rate changes on cash	102	167

Increase in cash and cash equivalents	1,301	759
Cash and cash equivalents, beginning of period	3,463	2,412

Cash and cash equivalents, end of period	$4,764	$3,171

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

1. BASIS OF PRESENTATION AND OTHER MATTERS

        The accompanying unaudited interim condensed consolidated financial statements ("interim financial statements") do not include all disclosures provided in our annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2003 as filed with the Securities and Exchange Commission. The May 31, 2003 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. We are a majority-owned subsidiary of Weider Health and Fitness ("WHF").

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

        Effective in our fiscal 2004 first quarter, we sold the assets of our Haleko Venice Beach® sports apparel business to Hucke AG, a German apparel company, for net cash proceeds of approximately $6,510. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the operating results for Venice Beach® are reflected as discontinued operations and the associated assets are included in assets held for sale in the accompanying condensed consolidated financial statements. We recognized an after-tax gain on the sale of approximately $578, which is included in income from discontinued operations. The gain may subsequently be impacted by severance and/or certain lease related costs, as well as the final reconciliation of assets sold in the transaction.

        Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of the restricted shares was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period. In August 2003, 13,600 of these restricted shares were cancelled as a result of the voluntary termination of certain employees.

        On July 26, 2002, we sold substantially all of the assets and certain associated liabilities relating to our American Body Building® and Science Foods® brands. The impact of the sale on the fiscal 2003 first quarter operating results was not significant.

        Effective June 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for goodwill and other intangible assets. (See Note 4 to Condensed Consolidated Financial Statements).

        We disclose the effect of SFAS No. 123 "Accounting for Stock-Based Compensation", on a proforma basis and continue to follow Accounting Principles Board ("APB") Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation.

        Proforma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options and previously unvested performance units under the fair value method of SFAS No. 123. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. Our proforma net income (loss) and net income (loss) per share were as follows:

	2003	2002
Net income (loss), as reported	$2,195	$(10,904)
Net income (loss), proforma	2,151	(10,919)
Basic net income (loss) per share, as reported	.08	(.42)
Diluted net income (loss) per share, as reported	.08	(.42)
Basic net income (loss) per share, proforma	.08	(.42)
Diluted net income (loss) per share, proforma	.08	(.42)

2. RECEIVABLES, NET

        Receivables, net, consist of the following:

	August 31, 2003	May 31, 2003
Trade accounts	$38,821	$35,242
Other, including income taxes	704	670

	39,525	35,912
Less allowance for doubtful accounts and sales returns	(7,993)	(8,320)

Total	$31,532	$27,592

3. INVENTORIES

        Inventories consist of the following:

	August 31, 2003	May 31, 2003
Raw materials	$10,488	$8,487
Work in process	2,664	1,691
Finished goods	16,227	17,365

Total	$29,379	$27,543

4. INTANGIBLE ASSETS, NET

        Intangible assets, net, consist of the following:

	August 31, 2003			May 31, 2003
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value
Patents and trademarks	$9,904	$(4,531)	$5,373	$9,743	$(4,351)	$5,392
Goodwill	4,346	—	4,346	4,346	—	4,346

	$14,250	$(4,531)	$9,719	$14,089	$(4,351)	$9,738

        Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2004, is $553 (2004), $407 (2005), $407 (2006), $387 (2007), and $363 (2008).

        Upon the implementation of SFAS No. 142, we tested goodwill for impairment by comparing the carrying amount, including goodwill, for each of our reporting (business) units at June 1, 2002 to the estimated fair value for each of our reporting units. We assessed the fair value of the reporting units by evaluating their current and future cash flows in comparison to our overall market capitalization. Based on this comparison, we concluded that the net book carrying value for two of our reporting units, Active Nutrition and Haleko, exceeded their respective fair values. For those two reporting units, we then compared the implied fair value of their respective goodwill to their respective net book carrying values to determine the asset impairment amount. Based on this comparison, effective June 1, 2002, we recognized an impairment loss of $23,321, or an after-tax charge of $15,392, as a cumulative effect of a change in accounting principle.

        The changes in the carrying amount of goodwill, broken down by business unit, for fiscal 2003 is as follows:

	Schiff® Specialty	Active Nutrition	Haleko	Total
Balance at June 1, 2002	$4,346	$1,843	$21,478	$27,667
Adoption of SFAS No. 142	—	(1,843)	(21,478)	(23,321)

Balance at May 31, 2003	$4,346	$—	$—	$4,346

        The carrying amount of goodwill did not change during the first three months of fiscal 2004.

5. NOTES RECEIVABLE, NET

        Notes receivable (including accrued interest), net, were $2,335 and $2,178, respectively, at August 31, 2003 and May 31, 2003. The original notes receivable are recourse, generally collateralized by debtors' shares of our Class A common stock and are repayable beginning in June 2002 and ending December 2006.

        At present, in connection with collection efforts and in consideration of potential unrealizable amounts, we are pursuing negotiations with the debtors who are no longer employed by the company.

During the first quarter of fiscal 2004, we received $68 in cash and acquired and retired 140,434 shares of our Class A common stock valued at approximately $434 as payment of principal and accrued interest for two of the notes. As a result of on going discussions, the terms of the remaining notes, including maturity, interest rate and required collateral, have been, or may be modified. Certain allowances for, or adjustments to, unrealizable amounts are recognized to adjust the outstanding balances to the underlying collateral value and/or to consider other factors that may impact the valuation of the notes receivable.

        Recognition of future provision(s) for unrealizable amounts, or reductions in allowances for unrealizable amounts, will depend on, among other considerations, the fair value of our Class A common stock. In the event that shares of common stock are received in lieu of future cash payment, a portion of, or the entire net book value of the notes receivable may subsequently be reclassified as treasury stock and/or reflected as a direct reduction of capital within stockholders' equity. Notes receivable balances are reflected net of aggregate allowances for unrealizable amounts of $714 and $1,304, respectively, at August 31, 2003 and May 31, 2003.

6. OPERATING SEGMENTS

        Our operations are organized into three business units. These business units are the Schiff® Specialty Unit, the Active Nutrition Unit and the Haleko Unit (our primary European subsidiary). The business units are managed independently, each with its own sales and marketing resources, and supported by product research and development, operations and technical services, and administrative functions.

        We manufacture and market nutritional products, including a full line of specialty supplements, vitamins and minerals through our Schiff® Specialty Unit. Schiff® Specialty Unit products are marketed primarily in the United States through mass-market distribution channels. We manufacture and market a variety of sports nutrition, nutritional bar and weight management products through our Active Nutrition Unit. Active Nutrition Unit products are marketed domestically and internationally primarily through mass market and health club and gym distribution channels. We also manufacture and market nutritional products, including a full line of sports nutrition supplements, together with certain other nutraceuticals within our Haleko Unit. Haleko Unit products are marketed primarily in Europe through mass market and health club and gym distribution channels.

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

        Segment information for the three months ended August 31, 2003 and 2002 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2003:
Schiff® Specialty	$39,032	$3,012	$201
Active Nutrition	9,423	(138)	20
Haleko	16,519	160	130
Eliminations	(1,333)	24	(18)

	$63,641	$3,058	$333

2002:
Schiff® Specialty	$41,248	$7,849	$686
Active Nutrition	11,865	939	81
Haleko	17,168	245	161
Eliminations	(953)	—	—

	$69,328	$9,033	$928

        Reconciliation of total assets for domestic and international operations is as follows:

	August 31, 2003	May 31, 2003
Total domestic assets	$130,047	$128,420
Total international assets	46,643	49,101
Eliminations	(61,735)	(62,279)

Total	$114,955	$115,242

        Capital expenditures for domestic and international operations were $157 and $173, respectively, for the three months ended August 31, 2003, and $201 and $201, respectively, for the three months ended August 31, 2002.

7. SALES TO MAJOR CUSTOMERS

        Our two largest customers combined, accounted for approximately 53% and 50%, respectively, of net sales for the three months ended August 31, 2003 and 2002. At August 31, 2003, and May 31, 2003, amounts due from these customers represented approximately 38% and 39%, respectively, of total trade accounts receivable.

8. CONTINGENCIES

        In September 2003, we were named as a defendant in Fant v. Weider Nutrition International, Inc. et. al. filed in North Carolina state court. The lawsuit alleges that the consumption of one of our former ephedra products in October 2000 caused injuries and damages to the plaintiff. We dispute the allegations and are opposing the lawsuit. We have tendered the matter to our insurance carriers, which have not yet assumed defense of the matter. We can give no assurance that this lawsuit will be covered by our insurance. Discovery in this matter has not yet commenced.

        In September 2003, we were named as a defendant in Borgese v. Muscletech, Inc., Weider Nutrition International, Inc. et. al. filed in New Jersey state court. The lawsuit alleges that the consumption in 2001 of various products containing ephedra (distributed by several different companies) caused injuries and damages to the plaintiff. We dispute the allegations and are opposing the lawsuit. We have tendered the matter to our insurance carriers, which have not yet assumed defense of the matter. We can give no assurance that this lawsuit will be covered by our insurance. Discovery in this matter has not yet commenced.

        In September 2003, the Kansas Supreme Court denied the plaintiff's appeal in Garret v. Weider Nutrition International, Inc. et. al. Accordingly, we now consider this case to be closed.

        We are currently named as a defendant in three other lawsuits alleging that consumption of certain of our former products containing ephedra caused injuries and damages to certain individuals. We dispute the allegations and are opposing the lawsuits. Our insurance carriers have assumed the defense of two of the matters.

        We are also currently named as a defendant, along with numerous other dietary supplement companies, in purported class actions in certain state courts alleging that the defendants sold androstenedione and other purportedly similar products in violation of certain statutes and utilizing false and misleading claims and advertising. We dispute the allegations and are opposing the lawsuits.

        From time to time, we are involved in other claims, legal actions and governmental proceedings that arise from our business operations. Although ultimate liability cannot be determined at the present time, we believe that liability resulting from these matters, if any, after taking into consideration our insurance coverage, will not have a material adverse effect on our financial statements.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which requires that costs associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3. SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002. The requirements of SFAS No. 146 were applied in the accounting treatment for the disposition of Venice Beach® assets.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN No. 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of FIN No. 45 are effective for all guarantees entered into or modified after December 31, 2002. We have not entered into any such guarantees and therefore the adoption of this standard did not impact our consolidated financial statements.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN No. 46") an interpretation of ARB No. 51. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains and interest after that date. FIN No. 46 applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not yet determined the impact of implementing FIN No. 46 on our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

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

General

        Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars consisting of approximately 800 stock keeping units ("SKUs"). Our portfolio of brands, including Schiff®, Weider®, Tiger's Milk®, Multipower® and Multaben, are primarily marketed through mass market, health food store and health club and gym distribution channels. We market our branded nutritional supplement products, both domestically and internationally, in five principal categories: specialty supplements; vitamins and minerals; sports nutrition; weight management; and nutrition bars.

        Effective in our fiscal 2004 first quarter, we sold substantially all of the assets relating to Haleko's Germany-based Venice Beach® sports apparel brand. The transaction included the sale of Venice Beach® receivables, inventories, intellectual property and certain fixed assets and the assumption by the purchaser of approximately 47 Venice Beach® employees. The net cash proceeds from the sale were approximately $6.5 million. In accordance with SFAS No. 144, operating results for Venice Beach® are reflected as discontinued operations for all periods presented.

        Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000.

        Looking forward, our priorities include initiatives to defend our Schiff® Move Free® business against competition, including private label, and ultimately to increase our market share in the joint care product category. Accordingly, we expect to continue implementation of these initiatives for our Schiff® Move Free® business during fiscal 2004. While the focus of these considerations is to improve future profitability, no assurance can be given that our decisions relating to these initiatives will not adversely effect our results of operations or financial condition.

Results of Operations (Unaudited)

Three Months Ended August 31, 2003 Compared to Three Months Ended August 31, 2002

        The following tables show comparative results for continuing operations, by business unit, for the three months ended August 31, 2003 and 2002. Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies (in thousands).

	Schiff® Specialty	Active Nutrition	Haleko	Other (1)	Total
2003:
Net sales	$39,032	$9,423	$16,519	$(1,333)	$63,641
Cost of goods sold	25,321	5,323	10,037	(1,333)	39,348

Gross profit	13,711	4,100	6,482	—	24,293

Operating expenses:
Selling and marketing	6,886	3,068	4,542	—	14,496
General and administrative	2,939	925	1,519	—	5,383
Research and development	853	177	184	—	1,214
Amortization of intangible assets	21	68	77	(24)	142

Total operating expenses	10,699	4,238	6,322	(24)	21,235

Income (loss) from operations	$3,012	$(138)	$160	$24	$3,058

2002:
Net sales	$41,248	$11,865	$17,168	$(953)	$69,328
Cost of goods sold	24,951	6,839	10,378	(953)	41,215

Gross profit	16,297	5,026	6,790	—	28,113

Operating expenses:
Selling and marketing	4,509	2,790	4,378	—	11,677
General and administrative	3,233	1,007	1,988	—	6,228
Research and development	625	135	113	—	873
Amortization of intangible assets	81	155	66	—	302

Total operating expenses	8,448	4,087	6,545	—	19,080

Income from operations	$7,849	$939	$245	$—	$9,033

(1)
Amounts include inter-business unit sales eliminations and unallocated amounts.

        Net Sales.    Net sales decreased approximately 8.2% to $63.6 million for the fiscal 2004 first quarter, from $69.3 million for the fiscal 2003 first quarter. Overall, the decrease in net sales was primarily attributable to the fiscal 2003 first quarter sale of our American Body Building and Science Foods brands and a reduction in both Schiff® Specialty and Haleko private label sales.

        Schiff® Specialty net sales decreased approximately 5.4% to $39.0 million for the fiscal 2004 first quarter, from $41.2 million for the fiscal 2003 first quarter. The decrease primarily resulted from reductions in private label net sales, and a slight decrease in Schiff® Move Free® sales. Private label net sales were $12.1 million for the fiscal 2004 first quarter, compared to $13.2 million for the fiscal 2003 first quarter. The decrease was primarily attributable to customer ordering patterns and reduced pricing. Net sales of Schiff® Move Free® were $18.1 million for the fiscal 2004 first quarter, compared to $18.7 million for the fiscal 2003 first quarter.

        Active Nutrition net sales decreased approximately 20.6% to $9.4 million for the fiscal 2004 first quarter, from $11.9 million for the fiscal 2003 first quarter. The decrease was primarily attributable to the sale of our American Body Building® and Science Foods® brands, partially offset by the inclusion of Weider Germany sales volumes in Active Nutrition in fiscal 2004 (previously included in Haleko in fiscal 2003). Net sales of American Body Building™ and Science Foods® brands were $3.1 million for the fiscal 2003 first quarter.

        Haleko net sales decreased approximately 3.8% to $16.5 million for the fiscal 2004 first quarter, from $17.2 million for the fiscal 2003 first quarter. The decrease primarily resulted from a decline in private label sales volume. Economic conditions in Germany continue to decline and may negatively impact operating results in our Haleko business unit for the foreseeable future.

        Gross Profit.    Gross profit decreased approximately 13.6% to $24.3 million for the fiscal 2004 first quarter, from $28.1 million for the fiscal 2003 first quarter. The decrease primarily resulted from a decrease in sales, including reduced margins on Schiff® Specialty private label revenues. Gross profit, as a percentage of net sales, was 38.2% for the fiscal 2004 first quarter, compared to 40.6% for the fiscal 2003 first quarter. Gross profit percentage decreased in our Schiff® Specialty business unit, increased modestly in our Active Nutrition unit and remained relatively constant in our Haleko unit.

        Schiff® Specialty gross profit decreased approximately 15.9% to $13.7 million for the fiscal 2004 first quarter, from $16.3 million for the fiscal 2003 first quarter. Gross profit, as a percentage of net sales, was 35.1% for the fiscal 2004 first quarter, compared to 39.5% for the fiscal 2003 first quarter. The decrease resulted primarily from reduced margins on private label sales volumes due to a reduction in pricing resulting from competitive pressures.

        Active Nutrition gross profit decreased approximately 18.4% to $4.1 million for the fiscal 2004 first quarter, from $5.0 million for the fiscal 2003 first quarter, primarily resulting from a decrease in sales. Gross profit, as a percentage of net sales, was 43.5% for the fiscal 2004 first quarter, compared to 42.4% for the fiscal 2003 first quarter. The increase was primarily attributable to the elimination of lower-margin American Body Building® and Science Foods® brands and an increase in higher-margin export sales.

        Haleko gross profit decreased approximately 4.5% to $6.5 million for the fiscal 2004 first quarter, from $6.8 million for the fiscal 2003 first quarter. Gross profit, as a percentage of net sales, remained relatively constant at 39.2% and 39.6%, respectively, for the fiscal 2004 and 2003 first quarters.

        Operating Expenses.    Operating expenses increased approximately 11.3% to $21.2 million for the fiscal 2004 first quarter, from $19.1 million for the fiscal 2003 first quarter. Operating expenses, as a percentage of net sales, were 33.4% and 27.5%, respectively, for the fiscal 2004 and 2003 first quarters. The increase in operating expenses, as a percentage of net sales, was primarily attributable to increases in selling and marketing costs in support of our brand building initiatives for all business units, but particularly relating to our Schiff® Move Free® and other joint health products.

        Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $14.5 million for the fiscal 2004 first quarter, compared to $11.7 million for the fiscal 2003 first quarter. The increase in selling and marketing expenses resulted primarily from incremental transition and marketing costs associated with our long-term Move Free® strategy, and increased selling and marketing in support of new products in our Schiff® Specialty and Active Nutrition business units.

        General and administrative expenses decreased to $5.4 million for the fiscal 2004 first quarter, from $6.2 million for the fiscal 2003 first quarter, primarily resulting from Haleko infrastructure efficiencies and a decrease in provisions for potentially unrealizable amounts due on notes receivable.

        Research and development costs were $1.2 million for the fiscal 2004 first quarter, compared to $0.9 million for the fiscal 2003 first quarter, primarily resulting from an increase in contracted product research costs.

        Other Expense.    Other expense, net, was $0.3 million for the fiscal 2004 first quarter, compared to $0.6 million for the fiscal 2003 first quarter. The decrease was primarily due to a reduction in interest expense resulting from less total indebtedness, partially offset by income recognized in the fiscal 2003 first quarter on the sale of certain held-for-sale equity securities.

        Provision for Income Taxes.    Provision for income taxes was a $1.1 million expense for the fiscal 2004 first quarter, compared to a $3.4 million expense for the fiscal 2003 first quarter. The change resulted primarily from the decrease in pre-tax earnings.

Liquidity and Capital Resources

        Working capital increased $4.9 million to approximately $30.9 million at August 31, 2003, from $26.0 million at May 31, 2003. The increase in working capital resulted primarily from a decrease in short-term borrowings and certain accrued expenses, partially offset by the sale of our Venice Beach® sports apparel business. An increase in net receivables, resulting primarily from higher sales in the fiscal 2004 first quarter, as compared to the fiscal 2003 fourth quarter, also contributed to the increase in working capital.

        We entered into a senior credit facility (the "Credit Facility") with Bankers Trust Company, effective June 30, 2000, on behalf of our domestic subsidiaries. The Credit Facility, as subsequently amended, is comprised of a $45.0 million revolving loan. Under the revolving loan, we may borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory. The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Our obligations under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of our domestic subsidiaries. The Credit Facility, which expires in March 2005, is being used to fund our normal working capital and capital expenditure requirements. At August 31, 2003, available revolving loan funds were approximately $21.8 million.

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

        Our European working capital needs (primarily our Haleko business unit) are supported by a Germany-based secured credit facility (the "Haleko Facility") that is subject to annual renewal in June. Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. During June 2003, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $11.3 million (at recent exchange rate). Net proceeds from the sale of our Venice Beach® sports apparel business were used to repay a portion of our outstanding indebtedness under the Haleko Facility. At August 31, 2003, the outstanding balance of the Haleko Facility was approximately $2.6 million and available revolving loan funds were approximately $8.4 million.

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

        A summary of our outstanding long-term debt and operating lease contractual obligations at August 31, 2003 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$4,944	$4,556	$388	$—	$—
Operating leases	26,796	4,208	5,918	5,618	11,052

Total obligations	$31,740	$8,764	$6,306	$5,618	$11,052

Critical Accounting Policies and Estimates

        In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to valuation of inventories, allowances for doubtful accounts, notes receivable and sales returns, valuation of deferred tax assets and recoverability of long-lived assets. Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2003, filed with the Securities Exchange Commission, describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

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

  •
  We maintain allowances for doubtful accounts, notes receivable and sales returns for estimated losses resulting from known customer exposures, including product returns and inability to make payments. We also consider collateral values and other factors in evaluating collectibility of notes receivable. Actual results may differ, resulting in adjustment of the respective allowance(s).

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

        Important factors that may cause these forward looking statements to be false include, but are not limited to:

  •
  the inability to successfully and cost effectively implement initiatives to our Schiff® Move Free® business against the competition;

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

  •
  changes in accounting standards; and

  •
  other factors indicated from time to time in our SEC reports, copies of which are available upon request from our investor relations department or may be obtained at the SEC's website (www.sec.gov).

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

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  31.1
  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

  31.2
  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

  32.1
  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

  (b)
  Reports on Form 8-K

    On August 14, 2003, we filed a report on Form 8-K with the commission regarding our fiscal 2003 fourth quarter and year-end earnings press release.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIDER NUTRITION INTERNATIONAL, INC.
Date: October 7, 2003	By:	/s/ BRUCE J. WOOD Bruce J. Wood President, Chief Executive Officer and Director
Date: October 7, 2003	By:	/s/ JOSEPH W. BATY Joseph W. Baty Executive Vice President and Chief Financial Officer

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