Form 10-Q
period 2003-11-30
WEIDER NUTRITION INTERNATIONAL INC
filed 2004-01-14
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock is 25,944,791 (as of January 1, 2004).

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 30, 2003	May 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,001	$3,463
Receivables, net	33,060	27,592
Inventories	31,767	27,543
Prepaid expenses and other	3,695	4,312
Deferred taxes	2,171	2,908
Assets held for sale	—	5,077

Total current assets	75,694	70,895

Property and equipment, net	25,642	26,676

Other assets:
Intangible assets, net	9,911	9,738
Deposits and other assets	5,229	5,286
Notes receivable, net (Note 5)	195	2,178
Assets held for sale	—	469

Total other assets	15,335	17,671

Total assets	$116,671	$115,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,285	$20,096
Accrued expenses	14,189	16,610
Current portion of long-term debt	3,397	8,057
Income taxes payable	100	173

Total current liabilities	39,971	44,936

Long-term debt	2,096	659

Deferred taxes	3,472	801

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding- 10,949,678 and 11,916,288	109	119
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	83,277	86,943
Deferred compensation costs	(749)	(873)
Other accumulated comprehensive loss	(3,975)	(4,951)
Retained deficit	(7,680)	(12,542)

Total stockholders’ equity	71,132	68,846

Total liabilities and stockholders’ equity	$116,671	$115,242

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended November 30,
	2003	2002

Net sales	$60,760	$58,017

Cost of goods sold	37,672	36,148

Gross profit	23,088	21,869

Operating expenses:
Selling and marketing	13,663	9,504
General and administrative	4,248	4,961
Research and development	962	966
Amortization of intangible assets	141	230

Total operating expenses	19,014	15,661

Income from operations	4,074	6,208

Other income (expense):
Interest income (Note 5)	581	9
Interest expense	(309)	(793)
Write-off of financing fees, including OID costs	—	(1,147)
Other	(216)	(32)

Total other income (expense), net	56	(1,963)

Income from continuing operations before income taxes	4,130	4,245
Income tax expense	1,547	1,698

Net income from continuing operations	2,583	2,547
Income (loss) from discontinued operations, net of income taxes	83	(266)

Net income	$2,666	$2,281

Weighted average shares outstanding:
Basic	26,085,336	26,249,436
Diluted	27,175,959	26,301,395

Net income (loss) per share-basic and diluted:
Net income from continuing operations	$0.10	$0.10
Net loss from discontinued operations	—	(0.01)

Net income	$0.10	$0.09

Comprehensive income	$2,807	$2,244

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Six Months Ended November 30,
	2003	2002

Net sales	$124,401	$127,345

Cost of goods sold	77,020	77,363

Gross profit	47,381	49,982

Operating expenses:
Selling and marketing	28,159	21,182
General and administrative	9,632	11,188
Research and development	2,176	1,839
Amortization of intangible assets	283	532

Total operating expenses	40,250	34,741

Income from operations	7,131	15,241

Other income (expense):
Interest income (Note 5)	728	29
Interest expense	(642)	(1,721)
Write-off of financing fees, including OID costs	—	(1,147)
Other	(371)	275

Total other expense, net	(285)	(2,564)

Income from continuing operations before income taxes	6,846	12,677
Income tax expense	2,633	5,071

Net income from continuing operations	4,213	7,606
Income (loss) from discontinued operations, net of income taxes	649	(837)

Net income before cumulative effect of change in accounting principle	4,862	6,769

Cumulative effect of change in accounting principle, net of income tax benefit	—	(15,392)

Net income (loss)	$4,862	$(8,623)

Weighted average shares outstanding:
Basic	26,161,169	26,249,436
Diluted	26,960,390	26,301,395

Net income (loss) per share-basic and diluted:
Net income from continuing operations	$0.16	$0.29
Net income (loss) from discontinued operations	0.02	(0.03)

Net income before cumulative effect of change in accounting principle	0.18	0.26
Cumulative effect of change in accounting principle	—	(0.59)

Net income (loss)	$0.18	$(0.33)

Comprehensive income (loss)	$5,838	$(8,260)

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended November 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,862	$(8,623)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) bad debts	(1,122)	398
Deferred taxes	3,408	(3,554)
Depreciation and amortization	2,498	3,134
Interest income on settlement of notes receivable	(609)	—
Asset impairment	—	23,321
Gain on sale of assets held for sale and property and equipment	(1,301)	—
Amortization/write-off of financing fees, including original issue discount costs	168	1,691
Amortization of deferred compensation costs	93	77
Changes in operating assets and liabilities:
Receivables	(5,384)	10,484
Inventories	(4,224)	(4,712)
Prepaid expenses and other	617	(1,394)
Deposits and other assets	(111)	(444)
Accounts payable	2,189	(2,076)
Other current liabilities	(2,360)	(5,098)

Net cash provided by (used in) operating activities	(1,276)	13,204

Cash flows from investing activities:
Purchase of property and equipment	(773)	(744)
Purchase of intangibles	(224)	(186)
Proceeds from disposition of assets held for sale and property and equipment	6,898	5,400
Proceeds from sale of available-for-sale equity securities	—	1,002
Collection of notes receivable	4	123

Net cash provided by investing activities	5,905	5,595

Cash flows from financing activities:
Issuance of common stock	40	—
Net change in revolving line-of-credit	1,793	(1,534)
Proceeds from debt	2,738	3,589
Payments on debt	(7,949)	(20,076)

Net cash used in financing activities	(3,378)	(18,021)

Effect of exchange rate changes on cash	287	172

Increase in cash and cash equivalents	1,538	950

Cash and cash equivalents, beginning of period	3,463	2,412

Cash and cash equivalents, end of period	$5,001	$3,362

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

Effective in our fiscal 2004 first quarter, we sold the assets of our Haleko Venice Beach® sports apparel business to Hucke AG, a German apparel company, for cumulative net cash proceeds of approximately $6,898.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the operating results for Venice Beach® are reflected as discontinued operations and the associated assets are included in assets held for sale in the accompanying condensed consolidated financial statements.  We recognized in income from discontinued operations an after-tax gain on the sale of approximately $831.  Fiscal 2004 results from discontinued operations may subsequently be impacted by certain lease related and/or other costs, as well as by final settlement of net assets sold in the transaction.

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

Effective July 26, 2002, we sold substantially all of the assets and certain associated liabilities relating to our American Body Building® and Science Foods® brands.  The impact of the sale on the fiscal 2003 first quarter operating results was not significant.

Effective June 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting standards for goodwill and other intangible assets.  (See Note 4 to Condensed Consolidated Financial Statements).

We disclose the effect of SFAS No. 123 “Accounting for Stock-Based Compensation”, on a proforma basis and continue to follow Accounting Principles Board (“APB”) Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income (loss), as reported	$2,666	$2,281	$4,862	$(8,623)
Net income (loss), proforma	2,570	2,266	4,722	(8,593)
Basic net income (loss) per share, as reported	0.10	0.09	0.18	(0.33)
Diluted net income (loss) per share, as reported	0.10	0.09	0.18	(0.33)
Basic net income (loss) per share, proforma	0.10	0.09	0.18	(0.33)
Diluted net income (loss) per share, proforma	0.09	0.09	0.18	(0.33)

2.                                      RECEIVABLES, NET

Receivables, net, consist of the following:

	November 30, 2003	May 31, 2003

Trade accounts	$38,973	$35,242
Other, including income taxes	616	670

	39,589	35,912
Less allowance for doubtful accounts and sales returns	(6,529)	(8,320)

Total	$33,060	$27,592

3.                                      INVENTORIES

Inventories consist of the following:

	November 30, 2003	May 31, 2003

Raw materials	$10,451	$8,487
Work in process	3,272	1,691
Finished goods	18,044	17,365

Total	$31,767	$27,543

4.                                      INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	November 30, 2003			May 31, 2003
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Patents and trademarks	$10,320	$(4,755)	$5,565	$9,743	$(4,351)	$5,392
Goodwill	4,346	—	4,346	4,346	—	4,346
	$14,666	$(4,755)	$9,911	$14,089	$(4,351)	$9,738

Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2004, is $564 (2004), $417 (2005), $417 (2006), $395 (2007), and $373 (2008).

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

The carrying amount of goodwill did not change during the first six months of fiscal 2004.

5.                                      NOTES RECEIVABLE, NET

Notes receivable (including accrued interest), net, were $195 and $2,178, respectively, at November 30, 2003 and May 31, 2003.  The original notes receivable are recourse, collateralized by debtors’ shares of our Class A common stock and repayable beginning in June 2002 and ending December 2006.  Certain allowances for, or adjustments to, unrealizable amounts are recognized to adjust the outstanding balances to the underlying collateral value and/or to consider other factors that may impact the valuation of the notes receivable.  If shares of our Class A common stock are received in lieu of cash payment, a portion of, or the entire amount of outstanding notes receivable, including contractually due interest thereon, is reclassified as treasury stock and/or reflected as a direct reduction of capital within stockholders’ equity.

In connection with collection efforts, we have been pursuing negotiations with the five note holders who are no longer employed by the company.  During our fiscal 2004 first quarter, we received $68 in cash and acquired and retired 140,434 shares of our Class A common stock valued at approximately $434 as full payment of principal and interest accrued on notes due from two note holders.  During our fiscal 2004 second quarter, we received $31 in cash and acquired and retired 826,175 shares of our Class A common stock valued at approximately $3,259 as full payment of principal and interest accrued on notes due from two additional note holders.  We are continuing to pursue collection of amounts due from the remaining note holder.

The fiscal 2004 settlement of outstanding notes receivable resulted in the reduction of previously recognized allowances for unrealizable amounts of $1,069, reflected as a reduction of general and administrative expense, and recognition of contractually due interest income of $675, during the six months ended November 30, 2003.  Notes receivable balances are reflected net of aggregate allowances for unrealizable amounts of $54 and $1,304, respectively, at November 30, 2003 and May 31, 2003.

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

We manufacture and market nutritional products, including a full line of specialty supplements, vitamins and minerals through our Schiff® Specialty Unit.  Schiff® Specialty Unit products are marketed primarily in the United States through mass-market distribution channels.  We manufacture and market a variety of sports nutrition, nutritional bar and weight management products through our Active Nutrition Unit.  The Active Nutrition Unit also includes certain Schiff® branded products marketed outside the United States.  Active Nutrition Unit products are marketed domestically and internationally primarily through mass market and health club and gym distribution channels.  We also manufacture and market nutritional products, including a full line of sports nutrition supplements, together with certain other nutraceuticals within our Haleko Unit.  Haleko Unit products are marketed primarily in Europe through mass market and health club and gym distribution channels.

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

Segment information for the three months ended November 30, 2003 and 2002 is summarized as follows:

Net Sales

Income (Loss) From Operations

Interest Expense

2003:

Schiff® Specialty

$

35,893

$

3,223

$

201

Active Nutrition

9,755

(84

)

21

Haleko

16,510

909

126

Eliminations

(1,398

)

26

(39

)

$

60,760

$

4,074

$

309

2002:

Schiff® Specialty

$

34,530

$

5,600

$

581

Active Nutrition

7,595

321

66

Haleko

16,435

287

146

Eliminations

(543

)

—

—

$

58,017

$

6,208

$

793

Segment information for the six months ended November 30, 2003 and 2002 is summarized as follows:

Net Sales

Income (Loss) From Operations

Interest Expense

2003:

Schiff® Specialty

$

74,925

$

6,235

$

402

Active Nutrition

19,178

(221

)

41

Haleko

33,029

1,068

256

Eliminations

(2,731

)

49

(57

)

$

124,401

$

7,131

$

642

2002:

Schiff® Specialty

$

75,778

$

13,449

$

1,267

Active Nutrition

19,458

1,260

147

Haleko

33,604

532

307

Eliminations

(1,495

)

—

—

$

127,345

$

15,241

$

1,721

Reconciliation of total assets for domestic and international operations is as follows:

	November 30, 2003	May 31, 2003
Total domestic assets	$131,739	$128,420
Total international assets	46,129	49,101
Eliminations	(61,197)	(62,279)
Total	$116,671	$115,242

Capital expenditures for domestic and international operations were $325 and $448, respectively, for the six months ended November 30, 2003, and $439 and $305, respectively, for the six months ended November 30, 2002.

7.                                      SALES TO MAJOR CUSTOMERS

Our two largest customers combined accounted for approximately 50% and 49%, respectively, of net sales for the six months ended November 30, 2003 and 2002.  At both November 30, 2003, and May 31, 2003, amounts due from these customers represented approximately 39% of total trade accounts receivable.

8.                                      CONTINGENCIES

In October 2003, we were named as a defendant in Rexall v. Weider Nutrition International, Inc. and Leiner Health Products, Inc. filed in the United States District Court in the Western District of Wisconsin.  The lawsuit alleges that certain of the defendant’s joint care products infringe upon a Rexall patent relating to the percentage of excipients contained in a tablet.  We vigorously dispute the allegations and are opposing the lawsuit.  Discovery is proceeding.

We are currently named as a defendant in four lawsuits alleging that consumption of certain products containing ephedra that we formerly manufactured and sold caused injuries and damages to certain individuals.  We dispute the allegations and are opposing the lawsuits.  Our insurance carriers have assumed the defense of three of the matters.

We are currently named as a defendant, along with numerous other dietary supplement companies, in purported class actions in certain state courts alleging that the defendants sold androstenedione and other purportedly similar products in violation of certain statutes and utilized false and misleading claims and advertising.  We dispute the allegations and are opposing the lawsuits.

We are currently named as a defendant in a lawsuit in Florida state court alleging breach of contract and other claims against us relating to the termination in 1999 of an agreement relating to the development and distribution of certain beverage products.  We dispute the allegations and are opposing the lawsuit.

From time to time, we are involved in other claims, legal actions and governmental proceedings that arise from our business operations.  Although ultimate liability cannot be determined at the present time, we believe that liability resulting from these matters, if any, after taking into consideration our insurance coverage, will not have a material adverse effect on our financial statements.

9.                                      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, which requires that costs associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3.  SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002.  The requirements of SFAS No. 146 were applied in the accounting treatment for the disposition of Venice Beach® assets.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN No. 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur.  The recognition and measurement provisions of FIN No. 45 are effective for all guarantees entered into or modified after December 31, 2002.  We have not entered into any such guarantees and therefore the adoption of this standard did not impact our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock –Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  We have adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN No. 46”) an interpretation of ARB No. 51.  FIN No. 46 addresses consolidation by business enterprises of variable interest entities.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  FIN No. 46 applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  We do not have an interest in any variable interest entity and therefore the adoption of FIN No. 46 did not impact our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position.  SFAS No. 150 is effective for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning August 1, 2003.  The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

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

General

Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world.  We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars consisting of approximately 800 stock keeping units (“SKUs”).  Our portfolio of brands, including Schiff®, Weider®, Tiger’s Milk®, Multipower® and Multaben, are primarily marketed through mass market, health food store and health club and gym distribution channels.  We market our branded nutritional supplement products, both domestically and internationally, in five principal categories: specialty supplements; vitamins and minerals; sports nutrition; weight management; and nutrition bars.

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets relating to Haleko’s Germany-based Venice Beach® sports apparel brand.  The transaction included the sale of Venice Beach® receivables, inventories, intellectual property and certain fixed assets and the assumption by the purchaser of approximately 47 Venice Beach® employees.  The cumulative net cash proceeds from the sale were approximately $6.9 million.  In accordance with SFAS No. 144, operating results for Venice Beach® are reflected as discontinued operations for all periods presented.  Fiscal 2004 results from discontinued operations may subsequently be impacted by certain lease related and/or other costs, as well as by final settlement of net assets sold in the transaction.

Effective in our fiscal 2004 first quarter, we reclassified the Weider Germany branded business from our Haleko unit to our Active Nutrition unit.  Accordingly, Weider Germany branded sales are included in Active’s operating results.  Haleko continues to provide manufacturing services for the Weider Germany business and therefore also includes the sale (transfer) of these products in their stand-alone private label operating results.  These inter-business unit sales from Haleko to Active Nutrition are eliminated in the consolidated financial statements.

During the first six months of fiscal 2004, we entered into settlement agreements with four former employees relating to certain outstanding notes due to us, including interest accrued thereon.  As a result of the respective settlement agreements, we received an aggregate of $99,000 in cash, acquired and retired a total of 966,609 shares of our Class A common stock, reversed approximately $1.1 million of previously recognized allowances for unrealizable amounts and recognized approximately $0.7 million of contractually due interest income.

For fiscal 2004, our priorities include initiatives to defend our Schiff® Move Free® business against competition, including private label, and ultimately to increase our market share in the joint care product category.  Accordingly, we expect to continue implementation of these initiatives for our Schiff® Move Free® business during fiscal 2004.  While the focus of these considerations is to improve future profitability, no assurance can be given that our decisions relating to these initiatives will not adversely effect our results of operations or financial condition.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000.

Results of Operations (Unaudited)

Three Months Ended November 30, 2003 Compared to Three Months

Ended November 30, 2002

The following tables show comparative results for continuing operations, by business unit, for the three months ended November 30, 2003 and 2002.  Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies (in thousands).

	Schiff® Specialty	Active Nutrition	Haleko	Other (1)	Total
2003:
Net sales	$35,893	$9,755	$16,510	$(1,398)	$60,760
Cost of goods sold	23,145	5,730	10,195	(1,398)	37,672
Gross profit	12,748	4,025	6,315	—	23,088
Operating expenses:
Selling and marketing	6,481	3,065	4,117	—	13,663
General and administrative	2,393	835	1,020	—	4,248
Research and development	630	142	190	—	962
Amortization of intangible assets	21	67	79	(26)	141
Total operating expenses	9,525	4,109	5,406	(26)	19,014

Income (loss) from operations	$3,223	$(84)	$909	$26	$4,074

2002:
Net sales	$34,530	$7,595	$16,435	$(543)	$58,017
Cost of goods sold	21,374	4,323	10,994	(543)	36,148
Gross profit	13,156	3,272	5,441	—	21,869
Operating expenses:
Selling and marketing	4,163	2,095	3,246	—	9,504
General and administrative	2,645	660	1,656	—	4,961
Research and development	662	118	186	—	966
Amortization of intangible assets	86	78	66	—	230
Total operating expenses	7,556	2,951	5,154	—	15,661

Income from operations	$5,600	$321	$287	$—	$6,208

(1) Amounts include inter-business unit sales and expense eliminations.

Net Sales.  Net sales increased approximately 4.7% to $60.8 million for the fiscal 2004 second quarter, from $58.0 million for the fiscal 2003 second quarter.  Overall, the increase in net sales was primarily attributable to the impact of foreign currency exchange rates and an increase in Schiff® Specialty sales.

Schiff® Specialty net sales increased approximately 4.0% to $35.9 million for the fiscal 2004 second quarter, from $34.5 million for the fiscal 2003 second quarter.  The increase primarily resulted from increased volume in Schiff® Move Free® and other joint product sales, partially offset by a reduction in private label net sales.  Net sales of Schiff® Move Free® were $12.7 million for the fiscal 2004 second quarter, compared to $11.5 million for the fiscal 2003 second quarter.

Active Nutrition net sales increased approximately 28.4% to $9.8 million for the fiscal 2004 second quarter, from $7.6 million for the fiscal 2003 second quarter.  The increase was primarily attributable to an increase in international sales due to the reclassification/inclusion of $2.0 million in Weider Germany branded sales (a portion of which is also included in Haleko private label sales before inter-business unit eliminations) and the impact of foreign currency exchange rates.  Prior to fiscal 2004, Weider Germany branded sales were included only in Haleko’s operating results.

Haleko net sales, including the significant positive impact of foreign currency exchange rates, were relatively constant for the fiscal 2004 second quarter compared to the fiscal 2003 second quarter.  Net sales volume decreased, excluding foreign currency exchange rates.  Economic conditions in Germany continue to decline and may negatively impact operating results in our Haleko business unit for the foreseeable future.

Gross Profit.  Gross profit increased approximately 5.6% to $23.1 million for the fiscal 2004 second quarter, from $21.9 million for the fiscal 2003 second quarter.  The increase primarily resulted from higher margins in our Haleko unit and increased sales in our Active Nutrition unit.  Gross profit, as a percentage of net sales, was 38.0% for the fiscal 2004 second quarter, compared to 37.7% for the fiscal 2003 second quarter.  Gross profit percentage decreased in our Schiff® Specialty and Active Nutrition business units and increased in our Haleko unit.

Schiff® Specialty gross profit decreased approximately 3.1% to $12.7 million for the fiscal 2004 second quarter, from $13.2 million for the fiscal 2003 second quarter.  Gross profit, as a percentage of net sales, was 35.5% for the fiscal 2004 second quarter, compared to 38.1% for the fiscal 2003 second quarter.  The decrease resulted primarily from reduced margins on private label sales volumes due to competitive pricing pressures and increased sales incentives due to incremental promotional spending.

Active Nutrition gross profit increased approximately 23.0% to $4.0 million for the fiscal 2004 second quarter, from $3.3 million for the fiscal 2003 second quarter, primarily resulting from an increase in sales.  Gross profit, as a percentage of net sales, was 41.3% for the fiscal 2004 second quarter, compared to 43.1% for the fiscal 2003 second quarter.  The decrease was primarily attributable to the inclusion of lower margin Weider Germany sales.

Haleko gross profit increased approximately 16.1% to $6.3 million for the fiscal 2004 second quarter, from $5.4 million for the fiscal 2003 second quarter.  Gross profit, as a percentage of net sales, was 38.2% for the fiscal 2004 second quarter, compared to 33.1% for the fiscal 2003 second quarter.  The increase was primarily attributable to higher margins on our branded business, lower sales deductions and a decrease in inventory charges.

Operating Expenses.  Operating expenses increased approximately 21.4% to $19.0 million for the fiscal 2004 second quarter, from $15.7 million for the fiscal 2003 second quarter.  Operating expenses, as a percentage of net sales, were 31.3% and 27.0%, respectively, for the fiscal 2004 and 2003 second quarters.  The increase in operating expenses, as a percentage of net sales, was primarily attributable to increases in selling and marketing costs in support of our brand building initiatives for all business units, particularly relating to our Schiff® Move Free® product.  The increase was partially offset by the fiscal 2004 second quarter recovery of approximately $.5 million in notes receivable valuation allowances.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $13.7 million for the fiscal 2004 second quarter, compared to $9.5 million for the fiscal 2003 second quarter.  The increase in selling and marketing expenses resulted primarily from incremental transition and marketing costs associated with our long-term Move Free® strategy, and increased selling and marketing in support of new products in our Schiff® Specialty and Active Nutrition business units.  Incremental marketing costs for our Move Free® business includes an increase in national advertising costs of approximately $1.5 million.

General and administrative expenses decreased to $4.2 million for the fiscal 2004 second quarter, from $5.0 million for the fiscal 2003 second quarter, primarily resulting from the fiscal 2004 recovery of previously recognized notes receivable valuation allowances mentioned above.

Research and development costs remained constant at approximately $1.0 million for the fiscal 2004 and 2003 second quarters.

Other Income/Expense.  Other income/expense, net, was $0.1 million income for the fiscal 2004 second quarter, compared to $2.0 million expense for the fiscal 2003 second quarter.  Effective in our fiscal 2004 second quarter, we settled certain additional outstanding notes receivable primarily through reacquiring 826,175 shares of our outstanding Class A common stock.  As a result of these settlement transactions, we recognized approximately $.6 million in previously unrecognized interest income on the notes receivable.  In November 2002, we paid off $5.0 million in remaining subordinated debt with borrowings available from our senior bank credit facility, which resulted in an approximate $1.1 million write-off of previously capitalized financing fees.

Provision for Income Taxes.  Provision for income taxes was a $1.5 million expense for the fiscal 2004 second quarter, compared to a $1.7 million expense for the fiscal 2003 second quarter.  The change resulted primarily from a modest reduction in our effective tax rate due to a decrease in recognized valuation allowances.

Results of Operations (Unaudited)

Six Months Ended November 30, 2003 Compared to Six Months

Ended November 30, 2002

The following tables show comparative results for continuing operations, by business unit, for the six months ended November 30, 2003 and 2002.  Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies (in thousands).

	Schiff® Specialty	Active Nutrition	Haleko	Other (1)	Total
2003:
Net sales	$74,925	$19,178	$33,029	$(2,731)	$124,401
Cost of goods sold	48,466	11,053	20,232	(2,731)	77,020
Gross profit	26,459	8,125	12,797	—	47,381
Operating expenses:
Selling and marketing	13,367	6,131	8,661	—	28,159
General and administrative	5,332	1,761	2,539	—	9,632
Research and development	1,483	319	374	—	2,176
Amortization of intangible assets	42	135	155	(49)	283
Total operating expenses	20,224	8,346	11,729	(49)	40,250

Income (loss) from operations	$6,235	$(221)	$1,068	$49	$7,131

2002:
Net sales	$75,778	$19,458	$33,604	$(1,495)	$127,345
Cost of goods sold	46,325	11,160	21,373	(1,495)	77,363
Gross profit	29,453	8,298	12,231	—	49,982
Operating expenses:
Selling and marketing	8,672	4,885	7,625	—	21,182
General and administrative	5,878	1,667	3,643	—	11,188
Research and development	1,287	253	299	—	1,839
Amortization of intangible assets	167	233	132	—	532
Total operating expenses	16,004	7,038	11,699	—	34,741

Income from operations	$13,449	$1,260	$532	$—	$15,241

(1) Amounts include inter-business unit sales and expense eliminations.

Net Sales.  Net sales decreased approximately 2.3% to $124.4 million for the six months ended November 30, 2003, from $127.3 million for the six months ended November 30, 2002.  Overall, the decrease in net sales was primarily attributable to the fiscal 2003 first quarter sale of our American Body Building and Science Foods brands.  Fiscal 2003 net sales of American Body BuildingTM and Science Foods® branded products, prior to divestiture, were $3.1 million.

Schiff® Specialty net sales decreased approximately 1.1% to $74.9 million for the six months ended November 30, 2003, from $75.8 million for the six months ended November 30, 2002.  The decrease primarily resulted from reductions in private label net sales, partially offset by increases in Schiff® Move Free® and other joint product sales.  Private label net sales were $25.0 million for the six months ended November 30, 2003, compared to $26.9 million for the six months ended November 30, 2002.  The decrease was primarily attributable to customer ordering patterns and competitive pricing pressures.  Net sales of Schiff® Move Free® were

30.8 million for the six months ended November 30, 2003, compared to $30.2 million for the six months ended November 30, 2002.

Active Nutrition net sales decreased approximately 1.4% to $19.2 million for the six months ended November 30, 2003, from $19.5 million for six months ended November 30, 2002.  The decrease was primarily attributable to the sale of our American Body Building® and Science Foods® brands, partially offset by the reclassification/inclusion of $3.7 million in Weider Germany branded sales (a portion of which is also included in Haleko private label sales before inter-business unit eliminations.)  Prior to fiscal 2004, Weider Germany branded sales were included only in Haleko’s operating results).

Haleko net sales decreased approximately 1.7% to $33.0 million for the six months ended November 30, 2003, from $33.6 million for the six months ended November 30, 2002.  The decrease primarily resulted from a decline in Multaben and private label sales volume partially offset by the impact of foreign currency exchange rates.

Gross Profit.  Gross profit decreased approximately 5.2% to $47.4 million for the six months ended November 30, 2003, from $50.0 million for the six months ended November 30, 2002.  The decrease primarily resulted from a decrease in sales, including reduced margins on Schiff® Specialty private label revenues.  Gross profit, as a percentage of net sales, was 38.1% for the six months ended November 30, 2003, compared to 39.2% for the six months ended November 30, 2002.

Schiff® Specialty gross profit decreased approximately 10.2% to $26.5 million for the six months ended November 30, 2003, from $29.5 million for the six months ended November 30, 2002.  Gross profit, as a percentage of net sales, was 35.3% for the six months ended November 30, 2003, compared to 38.9% for the six months ended November 30, 2002.  The decrease resulted primarily from reduced margins on private label sales volumes due to competitive pricing pressures and increased sales incentives due to incremental promotional spending.

Active Nutrition gross profit decreased approximately 2.1% to $8.1 million for the six months ended November 30, 2003, from $8.3 million for the six months ended November 30, 2002, primarily resulting from a decrease in sales.  Gross profit, as a percentage of net sales, remained relatively constant at 42.4% and 42.6%, respectively, for the six months ended November 30, 2003 and 2002.

Haleko gross profit increased approximately 4.6% to $12.8 million for the six months ended November 30, 2003, from $12.2 million for the six months ended November 30, 2002.  Gross profit, as a percentage of net sales, was 38.7% for the six months ended November 30, 2003, compared to 36.4% for the six months ended November 30, 2002.  The increase was primarily attributable to higher margins on our branded business, lower sales deductions and a decrease in inventory charges.

Operating Expenses.  Operating expenses increased approximately 15.9% to $40.3 million for the six months ended November 30, 2003, from $34.7 million for the six months ended November 30, 2002.  Operating expenses, as a percentage of net sales, were 32.4% and 27.3%, respectively, for the fiscal 2004 and 2003 six month period.  The increase in operating expenses, as a percentage of net sales, was primarily attributable to increases in selling and marketing costs in support of our brand building initiatives for all business units, particularly relating to our Schiff® Move Free joint product category.  The increase was partially offset by the fiscal 2004 recovery of approximately $1.1 million of previously recognized notes receivable valuation allowances.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $28.2 million for the six months ended November 30, 2003, compared to $21.2 million for the six months ended November 30, 2002.  The increase in selling and marketing expenses resulted primarily from incremental transition and marketing costs associated with our long-term Move Free® strategy, and increased selling and marketing in support of new products in our Schiff® Specialty and Active Nutrition business units.  Incremental marketing costs for our Move Free® business includes an increase in national advertising costs of approximately $2.8 million.

General and administrative expenses decreased to $9.6 million for the six months ended November 30, 2003, from $11.2 million for the six months ended November 30, 2002, primarily resulting from the fiscal 2004 recovery of notes receivable valuation allowances mentioned above and Haleko infrastructure efficiencies.

Research and development costs were $2.2 million for the six months ended November 30, 2003, compared to $1.8 million for the six months ended November 30, 2002, primarily resulting from an increase in contracted product research costs.

Other Expense.  Other expense, net, was $0.3 million for the six months ended November 30, 2003, compared to $2.6 million for the six months ended November 30, 2002.  During the first six months of fiscal 2004, we settled certain outstanding notes receivable primarily through reacquiring 966,609 shares of our outstanding Class A common stock.  As a result of these settlement transactions, we recognized approximately $.7 million in previously unrecognized interest income on the notes receivable.  We also recognized less interest expense due to a reduction in total indebtedness for the six months ended November 30, 2003.  In November 2002, we paid off $5.0 million in remaining subordinated debt with borrowings available from our senior bank credit facility, which resulted in an approximate $1.1 million write-off of previously capitalized financing fees.  We also recognized approximately $0.3 million in income on the sale of certain held-for-sale equity securities during the six months ended November 30, 2002.

Provision for Income Taxes.  Provision for income taxes was a $2.6 million expense for the six months ended November 30, 2003, compared to a $5.1 million expense the six months ended November 30, 2002.  The change resulted primarily from the decrease in pre-tax earnings, and a modest reduction in our effective tax rate due to a decrease in recognized valuation allowances.

Liquidity and Capital Resources

Working capital increased $9.7 million to approximately $35.7 million at November 30, 2003, from $26.0 million at May 31, 2003.  The increase in working capital resulted primarily from an increase in receivables and inventories, partially offset by the sale of our Venice Beach®  sports apparel business.  The increase in net receivables resulted primarily from higher sales in the fiscal 2004 second quarter, as compared to the fiscal 2003 fourth quarter.  The increase in inventories was primarily due to increased promotional activity and an overall increase in joint category inventory items primarily in support of our Schiff®  Move Free® initiative.

We are party to a senior credit facility (the “Credit Facility”) with Bankers Trust Company, effective June 30, 2000, on behalf of our domestic subsidiaries.  The Credit Facility, as subsequently amended, is comprised of a $45.0 million revolving loan.  Under the revolving loan,  we may borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances.  Our obligations under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of our domestic subsidiaries.  The Credit Facility, which expires in March 2005, is being used to fund our normal working capital and capital expenditure requirements.  At November 30, 2003, amounts outstanding under the Credit Facility were approximately $1.8 million and available revolving loan funds were approximately $22.8 million.

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

Our European working capital needs (primarily our Haleko business unit) are supported by a Germany-based secured credit facility (the “Haleko Facility”) that is subject to annual renewal in June.  Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets.  During June 2003, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $11.6 million (at recent exchange rate).  Net proceeds from the sale of our Venice Beach® sports apparel business were used to repay a portion of our outstanding indebtedness under the Haleko Facility.  At

November 30, 2003, there were no amounts outstanding under the Haleko facility and available revolving loan funds were approximately $11.6 million.

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

A summary of our outstanding long-term debt and operating lease contractual obligations at November 30, 2003 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$5,493	$3,397	$2,096	$—	$—
Operating leases	25,821	3,950	5,871	5,663	10,337

Total obligations	$31,314	$7,347	$7,967	$5,663	$10,337

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

•                  We have significant intangible assets, including trademarks, patents and goodwill.  The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments.  Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

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

Our cash flows and net earnings (losses) are subject to fluctuations resulting from changes in interest rates and foreign exchange rates.  We currently are party to one modest derivative instrument.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposure.  We do not use financial instruments for trading purposes.

We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

ITEM 4.                                                     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on October 28, 2003 for the following purpose:

Proposal: Election of our Board of Directors.

	For	Withheld Authority
Eric Weider	158,765,472	84,874
George F. Lengvari	158,811,127	39,219
Bruce J. Wood	158,745,972	104,374
Ronald L. Corey	158,720,711	129,635
David J. Gustin	158,746,311	104,035
Roger H. Kimmel	158,810,588	39,758
Brian P. McDermott	158,720,372	129,974
H. F. Powell	158,720,472	129,874

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

(a)                                  Exhibits

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1                           Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)                                 Reports on Form 8-K

On September 25,  2003, we filed a report on Form 8-K with the commission regarding our fiscal 2004 first quarter press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIDER NUTRITION INTERNATIONAL, INC.

Date:	January 14, 2004	By: /s/	Bruce J. Wood
Bruce J. Wood
President, Chief Executive
Officer and Director

Date:	January 14, 2004	By: /s/	Joseph W. Baty
Joseph W. Baty
Executive Vice President and
Chief Financial Officer