Form 10-Q
period 2004-02-29
WEIDER NUTRITION INTERNATIONAL INC
filed 2004-04-14
CIK 1022368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

The number of shares outstanding of the Registrant’s common stock is 26,040,740 (as of March 31, 2004).

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 29, 2004	May 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,778	$3,463
Receivables, net	33,371	27,592
Inventories	30,753	27,543
Prepaid expenses and other	4,418	4,312
Deferred taxes	3,564	2,908
Assets held for sale	—	5,077

Total current assets	76,884	70,895

Property and equipment, net	25,618	26,676

Other assets:
Intangible assets, net	9,916	9,738
Deposits and other assets	3,902	5,286
Notes receivable, net (Note 5)	171	2,178
Assets held for sale	—	469

Total other assets	13,989	17,671

Total assets	$116,491	$115,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,908	$20,096
Accrued expenses	16,304	16,610
Current portion of long-term debt	3,394	8,057
Income taxes payable	793	173

Total current liabilities	34,399	44,936

Long-term debt	186	659

Deferred taxes	7,649	801

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,051,676 and 11,916,288	110	119
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	83,634	86,943
Deferred compensation costs	(698)	(873)
Other accumulated comprehensive loss	(3,824)	(4,951)
Retained deficit	(5,115)	(12,542)

Total stockholders’ equity	74,257	68,846

Total liabilities and stockholders’ equity	$116,491	$115,242

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003

Net sales	$67,485	$57,728

Cost of goods sold	41,895	36,844

Gross profit	25,590	20,884

Operating expenses:
Selling and marketing	12,232	11,410
General and administrative	8,073	6,645
Research and development	868	1,094
Amortization of intangible assets	146	238

Total operating expenses	21,319	19,387

Income from operations	4,271	1,497

Other income (expense):
Interest income	124	13
Interest expense	(253)	(425)
Other	149	163

Total other income (expense), net	20	(249)

Income from continuing operations before income taxes	4,291	1,248
Income tax expense	1,655	491

Net income from continuing operations	2,636	757
Income (loss) from discontinued operations, net of income taxes	(71)	51

Net income	$2,565	$808

Weighted average shares outstanding:
Basic	25,526,424	26,249,436
Diluted	26,542,768	26,276,692

Net income per share-basic and diluted:
Net income from continuing operations	$0.10	$0.03
Net income (loss) from discontinued operations	—	—

Net income	$0.10	$0.03

Comprehensive income	$2,716	$1,078

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Nine Months Ended
	February 29, 2004	February 28, 2003

Net sales	$191,886	$185,073

Cost of goods sold	118,915	114,206

Gross profit	72,971	70,867

Operating expenses:
Selling and marketing	40,391	32,592
General and administrative	17,705	17,833
Research and development	3,044	2,934
Amortization of intangible assets	429	770

Total operating expenses	61,569	54,129

Income from operations	11,402	16,738

Other income (expense):
Interest income (Note 5)	852	42
Interest expense	(895)	(2,146)
Write-off of financing fees, including OID costs	—	(1,147)
Other	(222)	438

Total other expense, net	(265)	(2,813)

Income from continuing operations before income taxes	11,137	13,925
Income tax expense	4,288	5,562

Net income from continuing operations	6,849	8,363
Income (loss) from discontinued operations, net of income taxes	578	(786)

Net income before cumulative effect of change in accounting principle	7,427	7,577

Cumulative effect of change in accounting principle, net of income tax benefit	—	(15,392)

Net income (loss)	$7,427	$(7,815)

Weighted average shares outstanding:
Basic	25,949,587	26,249,436
Diluted	26,821,183	26,249,436

Net income (loss) per share-basic and diluted:
Net income from continuing operations	$0.26	$0.32
Net income (loss) from discontinued operations	0.02	(0.03)

Net income before cumulative effect of change in accounting principle	0.28	0.29
Cumulative effect of change in accounting principle	—	(0.59)

Net income (loss)	$0.28	$(0.30)

Comprehensive income (loss)	$8,554	$(7,202)

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income (loss)	$7,427	$(7,815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) bad debts	(1,243)	439
Deferred taxes	6,192	(2,151)
Depreciation and amortization	3,764	4,653
Interest income on settlement of notes receivable	(609)	—
Asset impairment	—	23,321
Gain on sale of assets held for sale and property and equipment	(1,139)	—
Amortization/write-off of financing fees, including original issue discount costs	251	1,775
Amortization of deferred compensation costs	226	160
Changes in operating assets and liabilities:
Receivables	(5,605)	13,843
Inventories	(3,210)	(2,379)
Prepaid expenses and other	(106)	(885)
Deposits and other assets	1,047	(588)
Accounts payable	(6,188)	(4,111)
Other current liabilities	786	(2,905)

Net cash provided by operating activities	1,593	23,357

Cash flows from investing activities:
Purchase of property and equipment	(1,397)	(1,198)
Purchase of intangibles	—	(212)
Proceeds from disposition of assets held for sale and property and equipment	6,875	5,400
Proceeds from sale of available-for-sale equity securities	—	1,496
Collection of notes receivable	3	140
Increase in notes receivable	—	(701)

Net cash provided by investing activities	5,481	4,925

Cash flows from financing activities:
Issuance of common stock	325	—
Tax benefit from stock options exercised	73	—
Net change in revolving line-of-credit	—	(12,917)
Proceeds from debt	2,704	4,317
Payments on debt	(9,282)	(19,216)

Net cash used in financing activities	(6,180)	(27,816)

Effect of exchange rate changes on cash	421	339

Increase in cash and cash equivalents	1,315	805
Cash and cash equivalents, beginning of period	3,463	2,412

Cash and cash equivalents, end of period	$4,778	$3,217

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

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets of our Haleko Venice Beach® sports apparel business to Hucke AG, a German apparel company, for cumulative net cash proceeds of approximately $6,754.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the operating results for Venice Beach® are reflected as discontinued operations and the associated assets are included in assets held for sale in the accompanying condensed consolidated financial statements.  Accordingly, we recognized after-tax income from discontinued operations of approximately $578, including an after-tax gain on disposal of approximately $743.  Fiscal 2004 results from discontinued operations may subsequently be impacted by certain lease related and/or other costs, as well as by final settlement of net assets sold in the transaction.

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

	Three Months Ended		Nine Months Ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2003

Net income (loss), as reported	$2,565	$808	$7,427	$(7,815)
Net income (loss), proforma	2,482	793	7,183	(7,862)
Basic net income (loss) per share, as reported	0.10	0.03	0.28	(0.30)
Diluted net income (loss) per share, as reported	0.10	0.03	0.28	(0.30)
Basic net income (loss) per share, proforma	0.10	0.03	0.28	(0.30)
Diluted net income (loss) per share, proforma	0.09	0.03	0.27	(0.30)

2.                                      RECEIVABLES, NET

Receivables, net, consist of the following:

	February 29, 2004	May 31, 2003

Trade accounts	$39,045	$35,242
Other	795	670

	39,840	35,912
Less allowance for doubtful accounts and sales returns	(6,469)	(8,320)

Total	$33,371	$27,592

3.                                      INVENTORIES

Inventories consist of the following:

	February 29, 2004	May 31, 2003

Raw materials	$10,114	$8,487
Work in process	3,632	1,691
Finished goods	17,007	17,365

Total	$30,753	$27,543

4.                                      INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	February 29, 2004			May 31, 2003
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Patents and trademarks	$10,631	$(5,061)	$5,570	$9,743	$(4,351)	$5,392
Goodwill	4,346	—	4,346	4,346	—	4,346

	$14,977	$(5,061)	$9,916	$14,089	$(4,351)	$9,738

Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2004, is $573 (2004), $427 (2005), $422 (2006), $388 (2007), and $383 (2008).

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

The carrying amount of goodwill did not change during the first nine months of fiscal 2004.

5.                                      NOTES RECEIVABLE, NET

Notes receivable (including accrued interest), net, were $171 and $2,178, respectively, at February 29, 2004 and May 31, 2003.  The original notes receivable are recourse, collateralized by debtors’ shares of our Class A common stock and repayable beginning in June 2002 and ending December 2006.  Certain allowances for, or adjustments to, unrealizable amounts are recognized to adjust the outstanding balances to the underlying collateral value and/or to consider other factors that may impact the valuation of the notes receivable.  If shares of our Class A common stock are received in lieu of cash payment, a portion of, or the entire amount of outstanding notes receivable, including contractually due interest thereon, is reclassified as treasury stock and/or reflected as a direct reduction of capital within stockholders’ equity.

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

The fiscal 2004 settlement of outstanding notes receivable resulted in the reduction of previously recognized allowances for unrealizable amounts of $1,069, reflected as a reduction of general and administrative expense, and recognition of contractually due interest income of $675, during the first two quarters of fiscal 2004.  Notes receivable balances are reflected net of aggregate allowances for unrealizable amounts of $78 and $1,304, respectively, at February 29, 2004 and May 31, 2003.

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

Effective in our fiscal 2004 first quarter, we reclassified the Weider Germany branded business from our Haleko unit to our Active Nutrition unit.  Accordingly, Weider Germany branded sales are included in Active’s operating results.  Haleko continues to provide manufacturing services for the Weider Germany business and therefore also includes the sale (transfer) of these products in its stand-alone private label operating results.  These inter-business unit sales from Haleko to Active Nutrition are eliminated in the consolidated financial statements.  We have not restated the prior year business unit information to reflect this change because it was not practicable to do so.

Segment information for the three months ended February 29, 2004 and February 28, 2003 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2004:
Schiff® Specialty	$45,062	$4,001	$193
Active Nutrition	8,723	(653)	17
Haleko	14,929	897	73
Eliminations	(1,229)	26	(30)
	$67,485	$4,271	$253

2003:
Schiff® Specialty	$36,506	$2,416	$253
Active Nutrition	7,474	(954)	24
Haleko	14,307	35	148
Eliminations	(559)	—	—
	$57,728	$1,497	$425

Segment information for the nine months ended February 29, 2004 and February 28, 2003 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2004:
Schiff® Specialty	$119,987	$10,236	$595
Active Nutrition	27,901	(876)	58
Haleko	47,958	1,966	329
Eliminations	(3,960)	76	(87)
	$191,886	$11,402	$895

2003:
Schiff® Specialty	$112,284	$15,865	$1,520
Active Nutrition	26,932	306	171
Haleko	47,912	567	455
Eliminations	(2,055)	—	—
	$185,073	$16,738	$2,146

Reconciliation of total assets for domestic and international operations is as follows:

	February 29, 2004	May 31, 2003
Total domestic assets	$129,284	$128,420
Total international assets	47,548	49,101
Eliminations	(60,341)	(62,279)
Total	$116,491	$115,242

Capital expenditures for domestic and international operations were $475 and $922, respectively, for the nine months ended February 29, 2004, and $769 and $429, respectively, for the nine months ended February 28, 2003.

7.                                      SALES TO MAJOR CUSTOMERS

Our two largest customers combined accounted for approximately 52% and 50%, respectively, of net sales for the nine months ended February 29, 2004 and February 28, 2003.  At February 29, 2004, and May 31, 2003, amounts due from these customers represented approximately 41% and 39%, respectively, of total trade accounts receivable.

8.                                      COMMITMENTS AND CONTINGENCIES

In October 2003, we were named as a defendant in Rexall v. Weider Nutrition International, Inc. and Leiner Health Products, Inc. filed in the United States District Court in the Western District of Wisconsin.  The lawsuit alleges that certain of the defendant’s joint care products infringe upon a Rexall patent relating to the percentage of excipients contained in a tablet.  We disputed the allegations and opposed the lawsuit.  In March 2004, the plaintiff dismissed their claims against us.  We have not yet resolved our counterclaims in the matter.

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

9.                                      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, which requires that costs associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3.  SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002. The requirements of SFAS No. 146 were applied in the accounting treatment for the disposition of Venice Beach® assets.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  We have adopted the disclosure provisions of SFAS No. 148.

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

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets relating to Haleko’s Germany-based Venice Beach® sports apparel brand.  The transaction included the sale of Venice Beach® receivables, inventories, intellectual property and certain fixed assets and the assumption by the purchaser of approximately 47 Venice Beach® employees.  The cumulative net cash proceeds from the sale were approximately $6.8 million.  In accordance with SFAS No. 144, operating results for Venice Beach® are reflected as discontinued operations for all periods presented.  Fiscal 2004 results from discontinued operations may subsequently be impacted by certain lease related and/or other costs, as well as by final settlement of net assets sold in the transaction.

Effective in our fiscal 2004 first quarter, we reclassified the Weider Germany branded business from our Haleko unit to our Active Nutrition unit.  Accordingly, Weider Germany branded sales are included in Active’s operating results.  Haleko continues to provide manufacturing services for the Weider Germany business and therefore also includes the sale (transfer) of these products in its stand-alone private label operating results.  These inter-business unit sales from Haleko to Active Nutrition are eliminated in the consolidated financial statements.  We have not restated the prior year business unit information to reflect this change because it was not practicable to do so.

During the first nine months of fiscal 2004, we entered into settlement agreements with four former employees relating to certain outstanding notes due to us, including interest accrued thereon.  As a result of the respective settlement agreements, we received an aggregate of $99,000 in cash, acquired and retired a total of 966,609 shares of our Class A common stock, reversed (recovered) approximately $1.1 million of previously recognized allowances for unrealizable amounts and recognized approximately $0.7 million of contractually due interest income.

For fiscal 2004, our priorities include initiatives to defend our Schiff® Move Free® business against competition, including private label, and ultimately to increase our market share in the joint care product category.  Accordingly, we expect to continue implementation of these initiatives for our Schiff® Move Free® business during the fiscal 2004 fourth quarter and into fiscal 2005.  While the focus of these considerations is to improve future profitability, no assurance can be given that our decisions relating to these initiatives will not adversely affect our results of operations or financial condition.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000.

Results of Operations (unaudited)

Three Months Ended February 29, 2004 Compared to Three Months

Ended February 28, 2003

The following tables show comparative results for continuing operations, by business unit, for the three months ended February 29, 2004 and February 28, 2003.  Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies (in thousands).

	Schiff® Specialty	Active Nutrition	Haleko	Other (1)	Total
2004:
Net sales	$45,062	$8,723	$14,929	$(1,229)	$67,485
Cost of goods sold	28,409	5,673	9,042	(1,229)	41,895
Gross profit	16,653	3,050	5,887	—	25,590
Operating expenses:
Selling and marketing	5,811	2,885	3,536	—	12,232
General and administrative	6,273	609	1,191	—	8,073
Research and development	546	140	182	—	868
Amortization of intangible assets	22	69	81	(26)	146
Total operating expenses	12,652	3,703	4,990	(26)	21,319

Income (loss) from operations	$4,001	$(653)	$897	$26	$4,271

2003:
Net sales	$36,506	$7,474	$14,307	$(559)	$57,728
Cost of goods sold	24,123	4,745	8,535	(559)	36,844
Gross profit	12,383	2,729	5,772	—	20,884
Operating expenses:
Selling and marketing	5,162	2,691	3,557	—	11,410
General and administrative	3,906	765	1,974	—	6,645
Research and development	811	148	135	—	1,094
Amortization of intangible assets	88	79	71	—	238
Total operating expenses	9,697	3,683	5,737	—	19,387

Income (loss) from operations	$2,416	$(954)	$35	$—	$1,497

(1) Amounts include inter-business unit sales and expense eliminations.

Net Sales.  Net sales increased approximately 16.9% to $67.5 million for the fiscal 2004 third quarter, from $57.7 million for the fiscal 2003 third quarter.  Overall, the increase in net sales was primarily attributable to an increase in Schiff® Specialty sales and the positive impact of foreign currency exchange rates.

Schiff® Specialty net sales increased approximately 23.4% to $45.1 million for the fiscal 2004 third quarter, from $36.5 million for the fiscal 2003 third quarter. The increase was primarily attributable to Schiff® Move Free® results, which were $19.2 million and $14.7 million, respectively, for the fiscal 2004 and 2003 third quarters, an approximate $2.8 million increase in quarter over quarter private label sales volume, and an increase in other branded joint category sales.

We began implementing our Schiff® Grow Move Free® initiative during the fiscal 2003 fourth quarter.  The initiative includes incremental selling and marketing support intended to both defend our Move Free® business against competition, including private label, and ultimately to increase our market share in the joint care product category.  We believe our overall fiscal 2004 third quarter Move Free® and other branded joint category sales results benefited from the incremental investment, and are growing in certain domestic distribution channels.  We believe our fiscal 2004 fourth quarter Move Free® net sales will also reflect an increase as compared to the prior year quarter, although at a lower growth rate than the fiscal 2004 third quarter.

Active Nutrition net sales increased approximately 16.7% to $8.7 million for the fiscal 2004 third quarter, from $7.5 million for the fiscal 2003 third quarter.  The increase was primarily attributable to an increase in international sales due to the reclassification/inclusion of $2.0 million in Weider Germany branded sales (a portion of which is also included in Haleko private label sales before inter-business unit eliminations) and the positive impact of foreign currency exchange rates.  This increase was partially offset by a reduction in domestic Weider branded sales due to challenges in obtaining distribution for new products and maintaining distribution for current products.  Prior to fiscal 2004, Weider Germany branded sales were included only in Haleko’s operating results.

Haleko net sales, including the significant positive impact of foreign currency exchange rates, increased approximately 4.3% to $14.9 million for the fiscal 2004 third quarter, from $14.3 million for the fiscal 2003 third quarter.  Excluding foreign currency exchange rates, net sales decreased by approximately 13.1%, primarily due to competitive pressures and economic conditions.  Economic conditions in Germany continue to decline and may negatively impact operating results in our Haleko business unit for the foreseeable future.

Gross Profit.  Gross profit increased approximately 22.5% to $25.6 million for the fiscal 2004 third quarter, from $20.9 million for the fiscal 2003 third quarter.  The increase primarily resulted from higher margins in our Schiff® Specialty unit.  Gross profit, as a percentage of net sales, was 37.9% for the fiscal 2004 third quarter, compared to 36.2% for the fiscal 2003 third quarter.  Gross profit percentage increased in our Schiff® Specialty unit and decreased moderately in our Active Nutrition and Haleko business units.

Schiff® Specialty gross profit increased approximately 34.5% to $16.7 million for the fiscal 2004 third quarter, from $12.4 million for the fiscal 2003 third quarter.  Gross profit, as a percentage of net sales, was 37.0% for the fiscal 2004 third quarter, compared to 33.9% for the fiscal 2003 third quarter.  The percentage increase resulted primarily from an increase in higher margin Schiff® Move Free® and other joint product sales, which more than offset the impact of reduced margins on the increase in private label sales volumes.  Reductions in sales returns and inventory related charges, partially offset by increased sales incentives due to incremental promotional spending, also contributed to the increase in gross profit percentage.

Active Nutrition gross profit increased approximately 11.8% to $3.1 million for the fiscal 2004 third quarter, from $2.7 million for the fiscal 2003 third quarter, primarily resulting from the impact of foreign currency exchange rates.  Gross profit, as a percentage of net sales, was 35.0% for the fiscal 2004 third quarter, compared to 36.5% for the fiscal 2003 third quarter.  The decrease was primarily attributable to the inclusion of lower margin Weider Germany sales.

Haleko gross profit was relatively constant for the fiscal 2004 third quarter, compared to the fiscal 2003 third quarter.  Gross profit, as a percentage of net sales, was 39.4% for the fiscal 2004 third quarter, compared to 40.3% for the fiscal 2003 third quarter.  The modest percentage decrease was primarily attributable to an increase in lower margin private label sales.

Operating Expenses.  Operating expenses increased approximately 10.0% to $21.3 million for the fiscal 2004 third quarter, from $19.4 million for the fiscal 2003 third quarter.  The overall increase resulted primarily from an increase in general and administrative expenses and increases in selling and marketing expenses due to higher sales volumes and continuing support for our brand building initiatives.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $12.2 million for the fiscal 2004 third quarter, from $11.4 million for the fiscal 2003 third quarter.  The increase in selling and marketing expenses resulted primarily from incremental marketing costs associated with our long-term Move Free® strategy and related brand building initiatives.

General and administrative expenses increased to approximately $8.1 million for the fiscal 2004 third quarter, from $6.6 million for the fiscal 2003 third quarter, primarily resulting from the settlement of, and fees associated with, certain domestic legal matters.  Aggregate legal related costs increased approximately $2.5 million for the fiscal 2004 third quarter, as compared to the fiscal 2003 third quarter.  The increase was partially offset by a decrease in software license fees and personnel costs in our Haleko business unit.

Research and development costs decreased to approximately $0.9 million for the fiscal 2004 third quarter, from $1.1 million for the fiscal 2003 third quarter, primarily resulting from reductions in certain new product development costs and consulting fees.

Other Income/Expense.  Other income/expense, net, was negligible for the fiscal 2004 third quarter, compared to $0.2 million expense for the fiscal 2003 third quarter.  Interest income increased as a result of collection of amounts related to WHF’s guarantee of a certain ex-officer’s obligations to us.  Interest expense decreased as a result of lower aggregate indebtedness.

Provision for Income Taxes. Provision for income taxes was $1.7 million for the fiscal 2004 third quarter, compared to $0.5 million for the fiscal 2003 third quarter.  The change resulted primarily from an increase in pre-tax income, partially offset by a modest reduction in our effective tax rate.

Results of Operations (unaudited)

Nine Months Ended February 29, 2004 Compared to Nine Months

Ended February 28, 2003

The following tables show comparative results for continuing operations, by business unit, for the nine months ended February 29, 2004 and February 28, 2003.  Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies (in thousands).

	Schiff® Specialty	Active Nutrition	Haleko	Other (1)	Total
2004:
Net sales	$119,987	$27,901	$47,958	$(3,960)	$191,886
Cost of goods sold	76,875	16,727	29,273	(3,960)	118,915
Gross profit	43,112	11,174	18,685	—	72,971
Operating expenses:
Selling and marketing	19,178	9,015	12,198	—	40,391
General and administrative	11,605	2,370	3,730	—	17,705
Research and development	2,029	458	557	—	3,044
Amortization of intangible assets	64	207	234	(76)	429
Total operating expenses	32,876	12,050	16,719	(76)	61,569

Income (loss) from operations	$10,236	$(876)	$1,966	$76	$11,402

2003:
Net sales	$112,284	$26,932	$47,912	$(2,055)	$185,073
Cost of goods sold	70,448	15,905	29,908	(2,055)	114,206
Gross profit	41,836	11,027	18,004	—	70,867
Operating expenses:
Selling and marketing	13,834	7,577	11,181	—	32,592
General and administrative	9,784	2,432	5,617	—	17,833
Research and development	2,098	400	436	—	2,934
Amortization of intangible assets	255	312	203	—	770
Total operating expenses	25,971	10,721	17,437	—	54,129

Income from operations	$15,865	$306	$567	$—	$16,738

(1) Amounts include inter-business unit sales and expense eliminations.

Net Sales.  Net sales increased approximately 3.7% to $191.9 million for the nine months ended February 29, 2004, from $185.1 million for the nine months ended February 28, 2003.  Overall, the increase in net sales was primarily attributable to an increase in branded sales in our Schiff® Specialty business unit and the positive impact of foreign currency exchange rates, partially offset by a reduction in sales volume in our Haleko unit and the fiscal 2003 first quarter sale of our American Body Building® and Science Foods® brands.  Fiscal 2003 net sales of American Body Building® and Science Foods® branded products, prior to divestiture, were $3.1 million.

Schiff® Specialty net sales increased approximately 6.9% to $120.0 million for the nine months ended February 29, 2004, from $112.3 million for the nine months ended February 28, 2003. The increase primarily resulted from increases in Schiff® Move Free® and other joint product sales.  Net sales of Schiff® Move Free® were $50.1 million for the nine months ended February 29, 2004, compared to $44.9 million for the nine months ended February 28, 2003.  We believe our fiscal 2004 Move Free® and other branded joint category sales results benefited from our Schiff® Grow Move Free® initiative.

Active Nutrition net sales increased approximately 3.6% to $27.9 million for the nine months ended February 29, 2004, from $26.9 million for nine months ended February 28, 2003.  The increase was primarily attributable to the reclassification/inclusion of $5.6 million in Weider Germany branded sales (a portion of which is also included in Haleko private label sales before inter-business unit eliminations), partially offset by the sale of our American Body Building® and Science Foods® brands and a decrease in domestic Weider branded sales.  Prior to fiscal 2004, Weider Germany branded sales were included only in Haleko’s operating results.

Haleko net sales remained relatively constant at approximately $47.9 million for the nine months ended February 29, 2004 and February 28, 2003.  A decline in primarily branded Multaben sales and private label sales volume was offset by the positive impact of foreign currency exchange rates.

Gross Profit.  Gross profit increased approximately 3.0% to $73.0 million for the nine months ended February 29, 2004, from $70.9 million for the nine months ended February 28, 2003.  The increase in gross profit primarily resulted from an increase in branded Schiff® Specialty sales, partially offset by reduced margins on private label revenues.  Gross profit, as a percentage of net sales, was 38.0% for the nine months ended February 29, 2004, compared to 38.3% for the nine months ended February 28, 2003.

Schiff® Specialty gross profit increased approximately 3.1% to $43.1 million for the nine months ended February 29, 2004, from $41.8 million for the nine months ended February 28, 2003.  Gross profit, as a percentage of net sales, was 35.9% for the nine months ended February 29, 2004, compared to 37.3% for the nine months ended February 28, 2003.  The percentage decrease resulted primarily from reduced margins on private label sales volumes due to competitive pricing pressures and increased sales incentives due to incremental promotional spending, partially offset by an increase in higher margin Move Free® and other joint product sales.

Active Nutrition gross profit remained relatively constant at $11.2 million for the nine months ended February 29, 2004, compared to $11.0 million for the nine months ended February 28, 2003.  Gross profit, as a percentage of net sales, remained relatively constant at 40.0% and 40.9%, respectively, for the nine months ended February 29, 2004 and February 28, 2003.  The inclusion of lower margin Weider Germany sales primarily resulted in the modest percentage decrease.

Haleko gross profit increased approximately 3.8% to $18.7 million for the nine months ended February 29, 2004, from $18.0 million for the nine months ended February 28, 2003.  Gross profit, as a percentage of net sales, was 39.0% for the nine months ended February 29, 2004, compared to 37.6% for the nine months ended February 28, 2003.  The increase was primarily attributable to higher margins on our private label business, and a decrease in inventory related charges.

Operating Expenses.  Operating expenses increased approximately 13.7% to $61.6 million for the nine months ending February 29, 2004, from $54.1 million for the nine months ending February 28, 2003.  The overall increase was primarily attributable to increases in selling and marketing costs in support of our brand building initiatives for all business units, particularly relating to our Schiff® Move Free® joint product category.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $40.4 million for the nine months ended February 29, 2004, compared to $32.6 million for the nine months ended February 28, 2003.  The increase in selling and marketing expenses resulted primarily from incremental transition and marketing costs associated with our long-term Move Free® strategy, and increased selling and marketing in support of new products in our Schiff® Specialty and Active Nutrition business units.  Incremental marketing costs for our Move Free® business includes an increase in national advertising costs of approximately $3.3 million.

General and administrative expenses remained relatively constant at $17.7 million and $17.8 million, respectively, for the nine months ended February 29, 2004 and February 28, 2003. Increases in aggregate legal related costs of approximately $2.8 million were offset by the fiscal 2004 recovery of approximately $1.1 million of previously recognized notes receivable valuation allowances and reduced Haleko systems and personnel related costs.

Research and development costs remained relatively constant at $3.0 million and $2.9 million, respectively, for the nine months ended February 29, 2004 and February 28, 2003.

Other Expense.  Other expense, net, was $0.3 million for the nine months ended February 29, 2004, compared to $2.8 million for the nine months ended February 28, 2003.  During the first nine months of fiscal 2004, we settled certain outstanding notes receivable primarily through reacquiring 966,609 shares of our outstanding Class A common stock.  As a result of these settlement transactions, we recognized approximately $.7 million in previously unrecognized interest income on the notes receivable.  Interest income also increased as a result of collection of amounts related to WHF’s guarantee of a certain ex-officer’s obligations to us.  We recognized less interest expense due to a reduction in total indebtedness for the nine months ended February 29, 2004.  In November 2002, we paid off $5.0 million in remaining subordinated debt with borrowings available from our senior bank credit facility, which resulted in an approximate $1.1 million write-off of previously capitalized financing fees.  We recognized approximately $0.5 million in income on the sale of certain held-for-sale equity securities during the nine months ended February 28, 2003.

Provision for Income Taxes. Provision for income taxes was $4.3 million for the nine months ended February 29, 2004, compared to $5.6 million for the nine months ended February 28, 2003.  The change resulted primarily from the decrease in pre-tax earnings, and a modest reduction in our effective tax rate due to a decrease in recognized valuation allowances.

Liquidity and Capital Resources

Working capital increased $16.5 million to approximately $42.5 million at February 29, 2004, from $26.0 million at May 31, 2003.  The increase in working capital resulted primarily from an increase in receivables and inventories, partially offset by the sale of our Venice Beach® sports apparel business, coupled with decreases in accounts payable and current portion of long-term debt.  The increase in receivables resulted primarily from higher sales in the fiscal 2004 third quarter, as compared to the fiscal 2003 fourth quarter.  The increase in inventories was primarily due to increased promotional activity and an overall increase in joint category inventory items primarily in support of our Schiff® Grow Move Free® initiative and recent increases in branded and private label joint product sales volumes.  The decrease in accounts payable resulted primarily from certain adjustments in payment terms with certain suppliers, including consideration of available terms discounts.

We are party to a senior credit facility (the “Credit Facility”) with Bankers Trust Company, effective June 30, 2000, on behalf of our domestic subsidiaries.  The Credit Facility, as subsequently amended, is comprised of a $45.0 million revolving loan.  Under the revolving loan, we may borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances.  Our obligations under the Credit Facility are secured by a first priority lien on all owned or acquired tangible and intangible assets of our domestic subsidiaries.  The Credit Facility, which expires in March 2005, is being used to fund our normal working capital and capital expenditure requirements.  At February 29, 2004, available revolving loan funds were approximately $25.2 million.

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

Our European working capital needs (primarily our Haleko business unit) are supported by a Germany-based secured credit facility (the “Haleko Facility”) that is subject to annual renewal in June.  Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets.  During June 2003, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $12.4 million (at recent exchange rate).  Net proceeds from the sale of our Venice Beach® sports apparel business were used to repay a portion of our outstanding indebtedness under the Haleko Facility.  At

February 29, 2004, amounts outstanding under the Haleko facility were approximately $1.0 million and available revolving loan funds were approximately $11.2 million.  We expect to renew the Haleko Facility again in June 2004.

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

A summary of our outstanding long-term debt and operating lease contractual obligations at February 29, 2004 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$3,580	$3,394	$186	$—	$—
Operating leases	24,981	3,708	5,842	5,806	9,625

Total obligations	$28,561	$7,102	$6,028	$5,806	$9,625

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

We believe the following critical accounting policies affect our more significant estimates and judgments used in preparation of our consolidated financial statements:

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

•                  We currently have deferred tax assets resulting from certain loss carryforwards and other temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  To the extent we are uncertain whether future operations will generate sufficient profit to utilize the loss carry forwards, valuation allowances are established.

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

Important factors that may cause these forward looking statements to be false include, but are not limited to:

•                  the inability to successfully and cost effectively implement initiatives to defend our Schiff® Move Free® business against the competition;

•                  the inability to achieve cost savings and operational efficiencies;

•                  the inability to increase operating margins and increase revenues;

•                  dependence on individual products and customers;

•                  the inability to successfully restructure our Active Nutrition and Haleko business units and make them profitable;

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

Our cash flows and net earnings (losses) are subject to fluctuations resulting from changes in interest rates and foreign exchange rates.  We currently are party to one modest derivative instrument relating to our Haleko business unit.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposure.  We do not use financial instruments for trading purposes.

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

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.1                           Consulting Agreement between the Company and Gustin Foods, LLC.

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1                           Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)                                 Reports on Form 8-K

On December 18, 2003, we filed a report on Form 8-K with the commission regarding our fiscal 2004 second quarter press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIDER NUTRITION INTERNATIONAL, INC.

Date:	April 14, 2004	By: /s/	Bruce J. Wood
Bruce J. Wood
President, Chief Executive
Officer and Director

Date:	April 14, 2004	By: /s/	Joseph W. Baty
Joseph W. Baty
Executive Vice President and
Chief Financial Officer