Form 10-K
period 2004-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2004-08-30
CIK 1022368

Quick Links--Click here to rapidly navigate through this document
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.
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

New York Stock Exchange
(Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Class A and Class B common stock is 26,104,147 (as of August 23, 2004).

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $44,837,672 (as of November 30, 2003).

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which will subsequently be filed with the SEC, are incorporated by reference into Part III.

PART I
Note on Forward Looking Statements

Certain statements made in this Annual Report on Form 10-K under the captions "Business," "Factors Affecting Future Performance," "Legal Proceedings," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "estimates," "may," "should," or similar expressions, are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially. We disclaim any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law. Important factors that may cause these forward looking statements to be false include, but are not limited to, the factors discussed in Items 1, 3 and 7A of this Annual Report.

ITEM 1.    BUSINESS

General

Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars consisting of approximately 800 stock keeping units ("SKUs"). Our portfolio of recognized brands, including Schiff®, Multipower®, Multaben, Weider® and Tiger’s Milk® are primarily marketed through mass market, health food store and health club and gym distribution channels. We market our branded nutritional supplement products, both domestically and internationally, in five principal categories:

•    specialty supplements;

•    vitamins and minerals;

•    sports nutrition;

•    weight management; and

•    nutrition bars.

We are organized into three business units: the Schiff Specialty Unit, the Haleko Unit, and the Active Nutrition Unit. The business units are managed independently, each with its own sales and marketing resources, and supported by common product research and development, operations and technical services and administrative functions. The Schiff Specialty Unit contains the Schiff and Schiff Move Free® brands, as well as private label business limited to customers that otherwise carry our products. The Haleko Unit, our primary European subsidiary, includes the Multipower and Multaben nutritional supplement brands and private label businesses. The Active Nutrition Unit includes our Weider branded global businesses, our Tiger's Milk brand and our export business which includes Weider and Schiff branded products.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000. We were incorporated in Delaware in 1996. Our internet website address is www.weider.com. Our corporate information is included on our business website www.weidernutrition.biz. Our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge through our corporate internet website, which provides a link to www.sec.gov, the website maintained by the Securities and Exchange Commission (SEC). The public may record and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Recent Developments

On August 18, 2004, we announced that we had reached an agreement in principle to sell certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to Weider Health and Fitness ("WHF"), a privately held company headquartered in California and our majority stockholder. The terms provide for a purchase price of approximately $7.6 million in exchange for assets relating to the domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of the Company's international subsidiaries related to the international Weider branded business, and the assumption of certain associated liabilities by WHF. The final sales price is subject to upward or downward adjustment based upon the determination of the divested business’ final working capital balance.

We have formed a Special Committee of our Board of Directors to negotiate, review and finalize the potential transaction. The potential transaction is subject to customary conditions, including among other matters, the negotiation, and execution of a definitive purchase agreement, the receipt by the company of a fairness opinion from an independent financial advisor, and the approval of the boards of directors of both the Company and WHF.

Industry Overview

In recent years, nutritional supplement companies, analysts, publications and other industry sources have indicated a significantly slower growth rate in the nutritional supplement industry. We believe that the slowdown is due in part to, among other factors:

•    the lack of industry-wide "blockbuster" products;

•    negative publicity regarding certain ingredients and companies;

•    slower growth or reduction in certain instances of retail shelf space; and

•    increased competition, including intense private label expansion.

Despite the recent slowdown in the industry growth rate, we believe that demand for dietary supplements will continue over the long-term. We believe that growth will result from, among other factors:

•	increased awareness of the health benefits of dietary supplements, especially as reports and medical research indicating a correlation between consumption of specific nutrients and better health and reduced incidence of certain diseases continue to heighten public knowledge of the benefits of dietary supplements for health;

•	a growing population of older Americans more likely to consume dietary supplements and nutritional products, with an increasing interest in alternative medicine and holistic health;

•	successful new product introductions; and

•	consumers’ desire for preventive health care.

Although data from the fragmented international markets is not readily available, we believe similar demographics, events, and other trends also present certain future opportunities in international markets.

Brands, Products and Distribution

The following table shows comparative net sales results categorized by business unit and as a percentage of net sales for fiscal 2004, 2003 and 2002 (dollars in thousands):

	2004		2003		2002

Schiff Specialty	$157,562	61.2%	$144,309	59.9%	$150,558	53.6%
Haleko	66,846	25.9	63,830	26.5	74,538	26.6
Active Nutrition	38,358	14.9	35,331	14.7	57,921	20.6
Inter-divisional	(5,238)	(2.0)	(2,616)	(1.1)	(2,196)	(0.8)
Total	$257,528	100.0%	$240,854	100.0%	$280,821	100.0%

Schiff Specialty Unit

We market a complete line of specialty supplements, vitamins, and minerals under the Schiff brand, which has been familiar to consumers for over 60 years. The Schiff brand emphasizes high quality, natural formulas, primarily consisting of tablet, capsule and soft gel product forms.

In response to consumers who seek a more natural and preventive approach to their health care, the industry has developed emerging specialty supplement categories as alternatives or complements to over-the-counter and pharmaceutical products. Our specialty supplements include certain joint health products marketed under the Schiff brand, including our Move Free and other glucosamine and chondroitin compounds. Our Move Free product is one of the leading joint health products in the mass market channel. Net sales of Schiff Move Free brand products were $64.0 million, $55.0 million and $67.9 million, respectively, for fiscal 2004, 2003 and 2002.

Our Schiff brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to healthy diet and exercise. Schiff brand vitamin products include:

•    multivitamins, such as Single Day;

•    individual vitamins, such as Vitamin C and Vitamin E;

•    minerals, such as Calcium;

•    specialty formulas for men and women, such as Prostate Health, Menopause and Breast Health; and

•    other specialty formulas, such as Melatonin, Niacin and Folic Acid.

The Schiff brand is marketed primarily in the mass market, with additional limited distribution in health food stores. Our products are sold domestically in leading retail outlets in all 50 states. Our mass market customers include:

•    mass merchandisers, such as Wal-Mart and Target;

•    warehouse clubs, such as Costco, Sam’s Club and BJ’s;

•    supermarkets, such as Albertson’s, Fred Meyer, Giant, Kroger, Publix, Safeway and Stop & Shop; and

•    drug stores, such as Walgreen’s, CVS and Rite Aid.

We service the health food market primarily through sales to leading health food retailers and distributors. We also sell certain Schiff products to various international markets on an export basis, which sales are managed and included with other export sales in our Active Nutrition business unit. For certain retail customers where we sell our branded products, we also provide private label products.

Haleko Unit

Our Haleko Unit develops, manufactures, and markets nutrition products primarily under the Multipower and Multaben brands. Haleko has well-recognized nutritional supplement brands in Europe and nutritional supplement manufacturing capabilities in Germany. On May 1, 2003 (the first day of Haleko’s fiscal year 2004), we sold substantially all of the assets relating to Haleko’s Venice Beach sports apparel brand.

Haleko’s leading sports nutrition brand is Multipower, which includes a wide variety of products primarily marketed to health clubs and gyms in Germany and to a number of other European countries on an export basis. Haleko also markets weight management and nutrition products under the Multaben brand primarily to mass market accounts in Germany. Multaben products include a variety of beverages, soups and other meal replacement products as well as nutrition bars. Haleko also has a presence in private label nutrition products, providing a variety of SKUs to certain mass market and other customers.

Prior to the May 2003 sale of our Venice Beach brand, Haleko marketed a line of sports apparel under this brand. The sportswear was primarily sold in Germany to department stores, health clubs and gyms, and specialty sportswear retail stores. Net sales under the Venice Beach brand, included in discontinued operations were approximately $26.2 million and $30.2 million, respectively, for fiscal 2003 and 2002.

Active Nutrition Unit

Our Active Nutrition Unit develops and markets sports nutrition, nutritional bar and weight management products primarily under the Weider and Tiger’s Milk brands. The Weider brand includes a wide variety of sports nutrition products designed to enhance athletic performance and results achieved through exercise and training. These products replenish vital nutrients expended during exercise, training and performance, and are formulated to enhance exercise and fat-loss programs. The target consumers for these products include "on-the-go" individuals, fitness enthusiasts, bodybuilders, and athletes. Weider brand products include:

•	powdered drink mixes, such as Weider Dynamic Muscle Builder® and Weider Mega Mass products;

•	tablets and capsules, such as Weider Creatine Caps and Weider L-Glutamine;

•	ready-to-drink beverages, such as Weider Dynamic Body Shaper® Shakes; and

•	nutrition bars, such as Weider Dynamic Body Shaper™ Protein Bars.

The Active Nutrition Unit also includes Tiger’s Milk and Fi-Bar® nutrition bar products. The Tiger’s Milk product line includes several nutrition bars that supply significant amounts of protein, vitamins and other essential nutrients with less fat than a traditional candy bar. The Fi-Bar product line is comprised of fat-free granola bars and fruit and nut bars coated with yogurt, chocolate or carob made without hydrogenated fats. The Tiger’s Milk and Fi-Bar brands are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars.

Our Active Nutrition Unit also researches, develops and markets natural products utilizing vitamins, herbs and other nutritional ingredients formulated to support weight management. The products are specifically formulated, packaged and priced to appeal to a wide variety of consumers with specific physiological needs and goals, and are distributed primarily through the mass market channel. Our weight management products are primarily sold under the Weider and Fat Burners® brands. In connection with the sale of the American Body Building brand in July 2002 discussed below, we discontinued the sale of weight management products that contain ephedra for all brands. See "Government Regulation" and "Item 3 - Legal Proceedings".

The Active Nutrition Unit products are primarily distributed through mass market retailers, convenience and health food stores, and health clubs and gyms. We also market certain Weider and other branded products, including Schiff, on an export basis to South America, Eastern Europe, the Middle East, and the Pacific Rim through relationships with certain mass market retailers with international operations and through a network of distributors.

On August 18, 2004, we announced that we had reached an agreement in principle to sell certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to WHF. See "Recent Developments" above.

In July 2002, we sold substantially all of the assets and certain associated liabilities relating to our American Body Building and Science Foods brands. Prior to the sale, we distributed products under these brands primarily to health clubs and gyms through a brand related distributor network. American Body Building and Science Foods products were primarily ready-to-drink beverages and powdered drink mixes intended for energy, recovery and weight control.

Sales and Marketing

Our sales force for our Schiff Specialty Unit and Active Nutrition Unit consists of dedicated sales professionals who are assigned to specific accounts, classes of trade and/or geographic territories. These sales professionals work with retailers and distributors to increase knowledge of our products and general nutritional supplement benefits, solicit orders for our products, maximize our shelf presence, and provide related product sales assistance. We also utilize brokers to market our products in certain accounts and classes of trade.

For our Haleko Unit, our sales resources are dedicated to each Haleko business area. Multipower has a focused health club and gym and export sales force and Multaben has a focused mass market sales force.

We market our products using a mix of trade and consumer promotions; television, newspaper and print media advertising; and consumer education efforts. Our advertising and marketing expenditures, excluding sales incentives reflected as reductions in net sales and/or increases in cost of goods sold per EITF No. 01-9, were approximately $23.9 million, $20.0 million and $17.0 million, respectively, for fiscal 2004, 2003 and 2002.

During fiscal 2004, we maintained our focus on brand building support for our core brands, particularly relating to our Schiff Move Free brand of joint health products. We continued to employ television, magazine and newspaper media in fiscal 2004, along with several targeted direct mail and public relations campaigns. During fiscal 2004, our advertisements appeared in various magazines, national newspapers and other publications.

Another key component of our marketing strategy is to educate consumers about innovative, safe and beneficial nutritional supplement products. We participate in consumer education at conferences and trade and consumer shows representing all current distribution channels. We also sponsor and/or attend various sporting events, including leading professional body building competitions such as The Mr. Olympia and numerous local National Physique Committee bodybuilding competitions. Our Schiffvitamins.com website also provides additional educational information to consumers and customers.

Product Research and Development

We are committed to research and development to create safe and efficacious new products and existing product line extensions. New product development is important to the nutritional supplement industry to create new market opportunities, meet consumer demand, and strengthen relationships with customers.

We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits. To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy studies, and conduct consumer market research to sample consumer opinions on product concepts, and product design, packaging, advertising, and marketing campaigns. For research and development initiatives, we conduct research and development in our own facilities and with strategic third parties. Our product research and development expenditures were approximately $4.2 million, $4.2 million and $3.7 million, respectively, in fiscal 2004, 2003 and 2002.

Manufacturing and Product Quality

We manufacture the majority of our domestic products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which includes our main distribution center and primary administrative offices. Our Salt Lake City capsule and tablet facility is designed and operated to meet United States Pharmacopoeia compliance standards. We were awarded an "A" rating by the National Nutritional Foods Association ("NNFA") in fiscal 2002, which was renewed in fiscal 2003 and 2004, for compliance with NNFA good manufacturing practices. We are also participating in the U.S. Pharmacopoeia ("USP") Dietary Supplement Verification Program, pursuant to which our manufacturing facility has been certified as being compliant with USP good manufacturing practices. Our packaging, counting, and filling operations are fully computerized to promote accuracy and compliance with weights and measures regulations. We have invested in production line flexibility to accommodate various filling sizes, weights, or counts of product and final shipped unit configurations to fulfill customer and ultimate consumer needs. The distribution center features a high-rise racked warehouse and a fully automated "order-pick" system using optical readers that interpret bar coded labels on each shipping container. This facility also houses our nutrition bar manufacturing operations.

We maintain and operate a Manufacturing Resource Planning ("MRP") system fully integrated with distribution, warehousing, and quality control, which provides real time lot and quality tracking of raw materials, work in progress and finished goods.

Internationally, we have two primary manufacturing facilities. We have a capsule, tablet and powder facility in Bleckede, Germany that manufactures products distributed throughout Europe. This facility has received ISO 9002 certification. Our facility in Madrid, Spain primarily produces powders for distribution in Spain, France and Italy. The Spain facility is part of the proposed transaction to sell certain assets relating to the Weider branded business to WHF. See "Recent Developments" above.

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

Government Regulation

Our products include foods and dietary supplements, which are subject to the laws and regulations of federal governmental agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the U.S. Department of Agriculture, and the Environmental Protection Agency, and also various agencies of the states, localities and countries in which we operate and sell our products.

The FDA regulates foods and dietary supplements through the Food Drug and Cosmetic Act ("FDCA") and amendments thereto, including the Dietary Supplement Health and Education Act of 1994, as amended ("DSHEA"), which is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA establishes a statutory class of dietary supplements, including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients on the market before October 15, 1994 may be used without further notification to the FDA. However, dietary ingredients not marketed prior to October 15, 1994 require submission to the FDA evidencing a history of use or other evidence of safety to establish that the ingredient will reasonably be expected to be safe.

DSHEA permits statements of "nutritional support" for dietary supplements that may describe how particular dietary ingredients, or the mechanism of action by which dietary ingredients, affect the structure, function or general well-being of the body. These statements of nutritional support, or "structure/function claims", may not make a health claim or disease claim, meaning that a statement may not expressly or implicitly claim to treat, prevent, cure, or mitigate an illness or disease unless the claim was authorized by the FDA. A structure/function claim in advertising or on a product label must have scientific substantiation that the claim is truthful and not misleading, have a disclaimer that the statement has not been reviewed by the FDA, and have been disclosed to the FDA that the claim would be used for a product. Our policy is to label products in accordance with applicable laws and regulations, which are amended and repealed from time to time. We cannot assure you that a regulatory agency will not deem one or more of our product claims or labels to be impermissible and to take adverse action against us, including warning letters, fines, product recalls and product seizures.

The FDA has proposed final good manufacturing practice regulations ("GMPs") for dietary supplements, which are authorized under DSHEA. If finalized, the proposed GMPs would require quality control provisions similar to, and in certain instances beyond, GMPs for drugs and over-the-counter products. These GMPs, if adopted, may result in increased expenses, changes to or discontinuance of products, or implementation of additional record keeping and administrative procedures. We cannot assure you that, if the FDA adopts the GMPs in the proposed form, we will be able to comply with the new regulations without incurring substantial expenses.

Some of our products are conventional foods, which are also subject to the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA prohibits health claims being made for a food without prior FDA approval. Most of our products are classified dietary supplements.

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

In 1985, WHF agreed to a consent order which governs certain advertising claims relating to certain muscle building products. In addition, we entered into a consent decree with the FTC effective November 2000 governing diet and weight loss claims and certain disease, safety and comparative health benefit claims.

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

Intellectual Property

We own or have filed for over 100 trademarks registered with the United States Patent and Trademark Office or similar regulatory agencies in certain other countries for our Schiff, Multipower, Multaben, Weider and Tiger’s Milk brands and certain of our products, processes and slogans. We also license rights for other names material to our business and for the use of the Schiff, Weider and Tiger's Milk brand names in certain countries outside of North America. We protect our trademark and other intellectual property rights.

We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We have registered certain of our trademarks in certain foreign jurisdictions where our products are sold or distributed. However, the protection available in such jurisdictions may not be as extensive as the protection available to us in the United States.

Employees

At July 31, 2004, we employed approximately 675 persons, of whom approximately 450 were in management, sales, purchasing, logistics and administration and approximately 225 were in manufacturing operations. In addition, we utilize temporary employees in some of our manufacturing processes. We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

Factors Affecting Future Performance

Dependence on Significant Customers. Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 50%, 53% and 47%, of our total net sales for fiscal 2004, 2003 and 2002, respectively. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, could have a material adverse effect on our results of operations and financial condition. We cannot assure you that Costco and/or Wal-Mart will continue to be significant customers.

Dependence on Individual Products. Certain products and product lines account for a significant amount of our total revenues. Net sales for our Schiff Move Free brand were approximately 25%, 23% and 24%, respectively, of our total net sales for fiscal 2004, 2003 and 2002, respectively. We cannot assure you that Schiff Move Free or other of our products currently experiencing strong popularity and growth will maintain sales levels over time.

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

Availability of Raw Materials. We obtain all of our raw materials for the manufacture of our products from third parties. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay, or that meet our quality standards and labeling requirements. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products. In addition, we also acquire ingredients for a number of our products from suppliers outside of the United States, particularly in China. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, tariffs, trade disputes and foreign currency fluctuations. The discovery of Bovine Spongiform Encephalopathy, commonly referred to as "mad cow disease", in a country from which we obtain a significant amount of our raw materials derived from bovine sources could prevent us from purchasing such raw materials in the required quantities at an acceptable price, or at all. The occurrence of any of the foregoing, particularly with respect to raw materials needed for our joint care products, could have a material adverse effect on our results of operations and financial condition.

    Weider Branded Business Transaction. On August 18, 2004, we announced that we had reached an agreement in principle to sell certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to WHF, a privately held company headquartered in California and our majority stockholder. See "Recent Developments" above. We cannot assure you that the transaction will be completed or, if completed, on the terms currently contemplated.

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

Effect of Unfavorable Publicity. We believe our sales depend on consumer perceptions of the safety, quality, and efficacy of our products as well as products distributed and sold by other companies. Consumer perceptions are influenced by national media attention regarding our products and other nutritional supplements. We expect that there will be some unfavorable future publicity or scientific research. Future unfavorable reports or publicity could have a material adverse effect on our results of operations and financial condition. See "Item 3 - Legal Procedures" and "Product Liability and Availability of Related Insurance" below.

Ma Huang, also known as ephedra, has been the subject of certain adverse publicity relating to alleged harmful or adverse effects. The FDA has recently prohibited the sale of dietary supplements containing ephedra. A number of state and local governments also have proposed or passed legislation regulating or prohibiting the sale of ephedra products. We are not able to predict whether ephedra products will be subject to further federal, state, local, or foreign laws or regulations or whether adverse publicity regarding ephedra will continue or increase. We are currently a party to certain lawsuits regarding the sale of ephedra products.
See "Item 3 - Legal Proceedings". In connection with the sale of the American Body Building and Science Foods brands in July 2002, we have discontinued the sale of products that contain ephedra. See also "Product Liability and Availability of Related Insurance" below.

Product Liability and Availability of Related Insurance. As a manufacturer and distributor of products designed to be ingested, we face an inherent risk of exposure to product liability claims. Certain damages in litigation, such as punitive damages, are generally not covered by insurance. In the event that we do not have adequate insurance or other indemnification coverage, product liability claims could have a material adverse effect on our results of operations and financial condition.

We have been and are currently named as a defendant in product liability lawsuits regarding certain of our ephedra products. See "Item 3 - Legal Proceedings." Prior to September 1, 2001, we maintained, on an occurrence basis, both primary and excess insurance coverage regarding our ephedra products. Subsequent to September 1, 2001, we maintained, on a claims made basis, primary but not excess coverage regarding our ephedra products, with very limited coverage on only certain ephedra products for the policy period which ended on September 1, 2003. Subsequent to September 1, 2003, we have not maintained any insurance coverage regarding ephedra products. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

Impact of Government Regulation on Our Operations. Our operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and FTC. See "Business-Government Regulation" above. Among other matters, government regulation covers statements and claims made in connection with the packaging, labeling, marketing and advertising of our products. Governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties or commencing criminal prosecution. As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs.

     The FDA has proposed extensive good manufacturing practice regulations for dietary supplements. See "Business-Government Regulation" above. In addition, we may be subject to additional laws or regulations administered by federal, state, or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Any or all of these requirements and the related costs to comply with such requirements could have a material adverse effect on our results of operations and financial condition.

Restrictions Imposed by Terms of Our Indebtedness. Our borrowing arrangements impose certain financial and operating covenants, including, among others, requirements that we maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions, or limitations on our ability to incur debt, pay dividends, or take certain other corporate actions, all of which may restrict our ability to expand or pursue our business strategies. Changes in economic or business conditions, results of operations or other factors could cause a violation of one or more covenants in our debt instruments.

Risks Associated with International Markets. We have significant international operations, with approximately 33% of our net sales for fiscal 2004 generated outside the United States. Operating in international markets exposes us to certain risks, including, among others, changes in or interpretations of foreign regulations that may limit our ability to sell certain products or repatriate products to the United States, foreign currency fluctuations, the potential imposition of trade or foreign exchange restrictions or increased tariffs and political instability. The occurrence of any of the foregoing could have a material adverse effect on our results of operations and financial condition.

Acquisitions and Investments. An element of our strategy going forward includes expanding our product offerings, enhancing business development and gaining access to new skills and other resources through strategic acquisitions and investments when attractive opportunities arise. There can be no assurance that attractive acquisition opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any acquisitions or that any acquisitions which are consummated will prove to be successful.

Control by Principal Stockholder. WHF owns all of our outstanding shares of Class B common stock, representing over 90% of the aggregate voting power of all outstanding shares of our common stock. WHF is in a position to exercise control over us and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by our amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control our operations. Accordingly, we cannot engage in any strategic transactions without the approval of WHF.

Third-Party Intellectual Property Rights and Proprietary Techniques. Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in pill or tablet form, recently it is becoming more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. Although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. To the extent that these developments prevent us from offering or supplying competitive products or ingredients in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on our results of operations and financial condition. See "Business - Intellectual Property" above.

ITEM 2.    PROPERTIES

At May 31, 2004, we owned or leased the following facilities:

Location*	Function	Approximate Square Feet	Lease/Own	Expiration Date of Lease
Salt Lake City, UT	Company Headquarters, Manufacturing & Production, Warehouse & Distribution (Schiff Specialty Unit, Active Nutrition Unit)	418,000	Lease	March 2013
Montreal, Quebec	Administrative Offices & Warehouse (Active Nutrition Unit)	24,600	Lease	Month to Month
Madrid, Spain	Administrative Offices, Manufacturing & Production (Active Nutrition Unit)	20,000	Lease	September 2006
Levada, Italy	Administrative Offices & Warehouse (Haleko Unit)	13,000	Lease	March 2009
Hamburg, Germany	Administrative Offices (Haleko Unit)	35,200	Lease	July 2009
Bleckede, Germany	Manufacturing & Production, Warehouse (Haleko Unit)	100,000	Own	N/A

*We have several small sales and administrative offices located in the United States and Western Europe.

ITEM 3.    LEGAL PROCEEDINGS

In December 2000, we were named as a defendant in Long v. Weider Nutrition Group, Inc. et. al. filed in Delaware state court. The lawsuit alleged that consumption of our products containing ephedra caused a heart attack resulting in the death of Mr. Long. We disputed the allegations and tendered the matter to our insurance carrier, which assumed defense of the matter. In July 2004, the matter was settled.

In July 2003, we were named as a defendant in Cain v. Metabolife, Inc., Weider Nutrition International, Inc., et. al. filed in Texas state court. In connection with the bankruptcy filing of another defendant company, the case has been removed to a U.S. District Court in New Jersey. The lawsuit alleges that the consumption of various products containing ephedra (distributed by several different companies) caused injuries and damages to the plaintiff. We dispute the allegations and are opposing the lawsuit. This lawsuit is not covered by our insurance. Discovery is proceeding.

In September 2003, we were named as a defendant in Fant v. Weider Nutrition International, Inc. et al. filed in North Carolina state court. The lawsuit alleges that the consumption of a product containing ephedra caused injuries and damages to the plaintiff. We dispute the allegations and are opposing the lawsuit. We have tendered the matter to our insurance carriers which have assumed defense of the matter. Discovery is proceeding.

In September 2003, we were named as a defendant in Borgese v. Cytodyne Technologies, Inc., Weider Nutrition International, Inc. et al. filed in New Jersey state court. In connection with the bankruptcy filing of another defendant company, the case has been removed to a U.S. District Court in New Jersey. The lawsuit alleges that the consumption of various products containing ephedra (distributed by several different companies) caused injuries and damages to the plaintiff. We dispute the allegations and are opposing the lawsuit. We have tendered the matter to our insurance carriers which have assumed defense of the matter. Discovery is proceeding.

We believe that, after taking into consideration our insurance coverage, the ephedra lawsuits described above, if successful, generally would not have a material adverse effect on our results of operations and financial condition. However, one or more large punitive damages awards, which are generally not covered by insurance, or a large adverse damage award in a lawsuit not covered by insurance, could have a material adverse effect on our results of operations and financial condition. Prior to September 1, 2001, we maintained, on an occurrence basis, both primary and excess insurance coverage regarding our ephedra products. Subsequent to September 1, 2001, we maintained, on a claims made basis, primary but not excess coverage regarding our ephedra products, with very limited coverage on only certain ephedra products for the annual policy period which ended on September 1, 2003. Subsequent to September 1, 2003, we have not maintained any insurance coverage regarding ephedra products.  In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

In July and August of 2002, we were named as a defendant, along with numerous other dietary supplement companies, in purported class actions in Florida state court (Hannon et. al. v. Assorted Sports Science, Inc. et. al.) and in Illinois state court (Mallory v. Weider Nutrition International, Inc.).  Plaintiffs allege that androstenedione and other purportedly similar products were sold by defendants in violation of certain statutes and utilizing false and misleading claims and advertising. We dispute the allegations and are opposing the lawsuits. In February 2003, the Illinois court granted, without prejudice, our motion to dismiss for failure to state a claim. The plaintiffs subsequently re-filed their lawsuit in April 2003. In July 2004, we were named as a defendant in a similar lawsuit in New Jersey state court (Spitale et. al. v. Weider Nutrition International, Inc.). Discovery is proceeding.

From time to time, we are involved in other claims, legal actions and governmental proceedings that arise from our business operations. Although ultimate liability cannot be determined at the present time, we believe that any liability resulting from these matters, if any, after taking into consideration our insurance coverage will not have a material adverse effect on our results of operations and financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

Our Class A common stock is traded on the New York Stock Exchange under the symbol "WNI". The high and low closing prices of our Class A common stock for each quarter of fiscal 2004 and 2003, respectively, are set forth below:

Fiscal Year Ended May 31, 2004:	High	Low
First Quarter	$3.25	$2.18
Second Quarter	4.76	2.65
Third Quarter	4.90	4.25
Fourth Quarter	5.24	3.79

Fiscal Year Ended May 31, 2003:	High	Low
First Quarter	$2.05	$1.45
Second Quarter	1.82	1.35
Third Quarter	1.96	1.45
Fourth Quarter	2.46	1.36

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

The closing price of our Class A common stock on August 23, 2004 was $3.28. The approximate number of stockholders of record of our Class A common stock on August 23, 2004 was 365. WHF owns all of the outstanding shares of our Class B common stock.

The following table presents information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at May 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,509,419	$2.76	81,453

Equity compensation plans not approved by security holders	--	--	--

Total	2,509,419	$2.76	81,453

    The following table presents information regarding repurchases of our Class A Common Stock during the fiscal 2004 fourth quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	(a)	(b)	(c)	(d)

March 1 - March 31	--	--	--	--

April 1 - April 30	--	--	--	--

May 1 - May 31	27,408(1)	$4.65	--	--

Total	27,408	$4.65	--	--

(1) Our repurchase of these shares was in settlement of a note receivable.  See Notes 7 and 10 to our Consolidated Financial Statements.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial data as of, and for the fiscal years ended May 31, 2000 through May 31, 2004, have been derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP, our independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Year Ended May 31,
	2000	2001	2002	2003	2004
Operating Statement Data (1) and (3):	(in thousands, except per share data)

Net sales	$318,261	$300,290	$280,821	$240,854	$257,528
Cost of goods sold	206,641	191,367	183,833	148,243	159,653
Gross profit	111,620	108,923	96,988	92,611	97,875
Operating expenses	98,960	102,542	84,102	75,495	84,194
Litigation settlement	--	(3,571)	(442)	--	--
Asset impairment loss (2)	--	--	9,027	--	--
Severance, recruiting and reorganization costs	4,300	--	1,514	--	--
Plant consolidation and transition	--	648	--	--	--
Total operating expenses	103,260	99,619	94,201	75,495	84,194
Income from operations	8,360	9,304	2,787	17,116	13,681
Other income (expense):
Interest, net	(8,994)	(7,207)	(6,420)	(3,483)	(532)
Securities impairment loss	--	(2,177)	--	--	--
Other	(176)	(874)	(818)	360	(146)
Total other expense, net	(9,170)	(10,258)	(7,238)	(3,123)	(678)
Income (loss) from continuing operations before income taxes	(810)	(954)	(4,451)	13,993	13,003
Income tax expense (benefit)	(674)	(907)	(555)	5,528	4,928
Net income (loss) from continuing operations	(136)	(47)	(3,896)	8,465	8,075
Income (loss) from discontinued operations, net of income taxes (3)	1,209	258	(3,648)	(607)	812
Net income (loss) before cumulative effect of change in accounting principle	1,073	211	(7,544)	7,858	8,887
Cumulative effect of change in accounting principle, net of income tax benefit (4)	--	--	--	(15,392)	--

Net income (loss)	$1,073	$211	$(7,544)	$(7,534)	$8,887

Weighted average shares outstanding:
Basic	25,042	26,244	26,249	26,249	25,874
Diluted	25,048	26,245	26,249	26,249	26,771

Net income (loss) per share:
Basic	$0.04	$0.01	$(0.29)	$(0.29)	$0.34
Diluted	$0.04	$0.01	$(0.29)	$(0.29)	$0.33

	At May 31,
	2000	2001	2002	2003	2004
Balance Sheet Data (2) and (3)	(in thousands)

Cash and cash equivalents	$3,011	$2,293	$2,412	$3,463	$7,449
Working capital	41,048	45,307	31,683	25,959	46,456
Total assets	227,268	209,268	158,243	114,938	114,924
Total debt	82,880	73,428	39,967	8,716	1,224
Total stockholders’ equity	86,658	85,800	76,741	68,846	75,813

(1)  Effective March 1, 2002, we adopted EITF No. 01-9, which requires certain sales incentives and promotional costs to be reclassified as reductions in net sales and/or increases in cost of goods sold. Fiscal years 2000 and 2001 have been reclassified to reflect the approximate impact of adopting EITF No. 01-9.

(2)  In July 2002, we sold substantially all assets and certain associated liabilities relating to our American Body Building and Science Foods brands (See Note 2 to the Consolidated Financial Statements).

(3)  Subsequent to our fiscal 2003 year end, we sold substantially all assets relating to our Venice Beach brand. In accordance with SFAS No. 144, the fiscal years presented have been restated to reflect the Venice Beach operating results as discontinued operations (See Note 2 to the Consolidated Financial Statements).

(4)  Effective June 1, 2002, we adopted SFAS No. 142, which establishes accounting and reporting standards for goodwill and other intangible assets (See Note 1 to the Consolidated Financial Statements).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars consisting of approximately 800 stock keeping units ("SKUs"). Our portfolio of recognized brands, including Schiff, Multipower, Multaben, Weider and Tiger’s Milk, are primarily marketed through mass market, health food store and health club and gym distribution channels. We market our branded nutritional supplement products, both domestically and internationally, in five principal categories: specialty supplements; vitamins and minerals; sports nutrition; weight management; and nutrition bars.

Our operating results for fiscal 2004, 2003 and 2002 were affected by an industry slow down (including lack of successful new product introductions), increased competitive pressures (particularly from increasing private label growth), the implementation of our Schiff Move Free initiatives to defend the brand against competition, the sale of our Venice Beach, American Body Building and Science Foods brands and our reorganization into three business units.

During the fiscal 2003 fourth quarter we began implementing our Schiff Grow Move Free initiative. This initiative includes incremental selling and marketing support intended to both defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. We believe that our fiscal 2004 Move Free and other branded joint category net sales benefited from the incremental investment, Although we expect our Grow Move Free initiative to continue in fiscal 2005, we expect net sales to be relatively constant due to competitive conditions and other factors.

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

In fiscal 2005, we may experience margin volatility due to several factors, including a continuing strong competitive environment, product differentiation and new product introduction initiatives, and potentially significant raw material pricing pressures, particularly in the joint care category.

On August 18, 2004, we announced the agreement in principle to sell certain assets of our Active Nutrition Unit relating to its Weider branded business domestically and internationally to Weider Health and Fitness ("WHF"), a privately held company headquartered in California and our majority stockholder. The terms provide for a purchase price of approximately $7.6 million in exchange for assets relating to our domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business, and the assumption of certain associated liabilities by WHF. The final purchase price is subject to upward or downward adjustment based upon the determination of the divested business’ final working capital balance.

For the fiscal year ended May 31, 2004, the Weider branded business generated net sales of approximately $28.0 million and incurred an operating loss of approximately $3.0 million (excluding certain indirect costs primarily consisting of general and administrative expenses).

On May 1, 2003 (the first day of Haleko’s fiscal year 2004), we sold substantially all of the assets relating to Haleko’s Germany-based Venice Beach sports apparel brand. The transaction included the sale of Venice Beach receivables, inventories, intellectual property and certain fixed assets and the assumption by the purchaser of approximately 47 Venice Beach employees. The net cumulative cash proceeds from the sale were approximately $7.1 million. In accordance with SFAS No. 144, operating results for Venice Beach are reflected as discontinued operations for all periods presented.

On July 26, 2002, we announced the sale of substantially all of the assets and certain associated liabilities relating to our American Body Building and Science Foods brands. The sales price included approximately $5.65 million in cash and the assumption of an approximate $0.2 million mortgage on the accompanying beverage facility. The transaction resulted in a pre-tax impairment loss of approximately $9.0 million during the fiscal 2002 fourth quarter, primarily associated with the write-off of goodwill and other intangible assets.

During fiscal 2002, we initiated a plan to reorganize into three business units: the Schiff Specialty Unit, the Haleko Unit and the Active Nutrition Unit. The Schiff Specialty Unit contains the Schiff and Schiff Move Free brands, as well as private label business limited to customers that otherwise carry our products. The Haleko Unit, our primary European subsidiary, includes the Multipower and Multaben nutritional supplement brands and private label businesses. The Active Nutrition Unit includes Weider branded global businesses, our Tiger's Milk brand and our export business which includes Weider and Schiff branded products. The reorganization resulted in an approximate $1.5 million charge during the fiscal 2002 second quarter, primarily associated with employee severance costs.

On June 1, 2002, we adopted SFAS No. 142 and recognized an after-tax goodwill impairment charge of approximately $15.4 million.

Factors affecting our historical results, including the previous implementation of strategic initiatives as well continuing refinement of our growth and business strategies, are ongoing considerations and processes. While the focus of these considerations is to improve future profitability, no assurance can be given that our decisions relating to these initiatives will not adversely impact our results of operations and financial condition.

The following table shows selected items as reported and as a percentage of net sales for the years ended May 31 (dollars in thousands):

	2004		2003		2002

Net sales	$257,528	100.0%	$240,854	100.0%	$280,821	100.0%
Cost of goods sold	159,653	62.0	148,243	61.5	183,833	65.5
Gross profit	97,875	38.0	92,611	38.5	96,988	34.5

Operating expenses	84,194	32.7	75,495	31.4	84,102	30.0
Litigation settlement	--	--	--	--	(442)	(0.2)
Asset impairment loss	--	--	--	--	9,027	3.2
Severance, recruiting and reorganizational costs	--	--	--	--	1,514	0.5

Total operating expenses	84,194	32.7	75,495	31.4	94,201	33.5

Income from operations	13,681	5.3	17,116	7.1	2,787	1.0
Other expense, net	678	0.3	3,123	1.3	7,238	2.6
Income tax expense (benefit)	4,928	1.9	5,528	2.3	(555)	(0.2)

Net income (loss) from continuing operations	$8,075	3.1%	$8,465	3.5%	$(3,896)	(1.4)%

Results of Operations
Fiscal 2004 Compared to Fiscal 2003

The following tables show comparative results for continuing operations, by business unit, for fiscal 2004 and 2003. Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies (in thousands).

	Schiff	Haleko	Active Nutrition	Other (1)	Total
2004:
Net sales	$157,562	$66,846	$38,358	$(5,238)	$257,528
Cost of goods sold	101,535	39,667	23,606	(5,155)	159,653
Gross profit	56,027	27,179	14,752	(83)	97,875
Operating expenses:
Selling and marketing	24,609	17,204	12,302	--	54,115
General and administrative	15,329	5,525	4,110	--	24,964
Research and development	2,785	836	616	--	4,237
Amortization of intangible assets	85	556	308	(71)	878
Total operating expenses	42,808	24,121	17,336	(71)	84,194

Income (loss) from operations	$13,219	$3,058	$(2,584)	$(12)	$13,681

2003:
Net sales	$144,309	$63,830	$35,331	$(2,616)	$240,854
Cost of goods sold	92,696	37,771	20,392	(2,616)	148,243
Gross profit	51,613	26,059	14,939	--	92,611
Operating expenses:
Selling and marketing	22,062	15,284	9,813	--	47,159
General and administrative	12,649	7,907	2,620	--	23,176
Research and development	2,953	652	560	--	4,165
Amortization of intangible assets	343	261	391	--	995
Total operating expenses	38,007	24,104	13,384	--	75,495

Income from operations	$13,606	$1,955	$1,555	$--	$17,116

(1)    Amounts include inter-business unit sales and expense eliminations.

    Net Sales. Net sales increased approximately 6.9% to $257.5 million for fiscal 2004, from $240.9 million for fiscal 2003. The increase in net sales was primarily attributable to an increase in branded sales in our Schiff Specialty business unit and the positive impact of foreign currency exchange rates, partially offset by the loss of revenue due to the fiscal 2003 first quarter sale of our American Body Building and Science Foods brands. Fiscal 2003 net sales of American Body Building and Science Foods branded products, prior to divestiture, were $3.1 million.

Schiff Specialty net sales increased approximately 9.2% to $157.6 million for fiscal 2004, from $144.3 million for fiscal 2003. The increase primarily resulted from increases in Schiff Move Free and other joint product sales. Net sales of Schiff Move Free were $64.0 million for fiscal 2004, compared to $55.0 million for fiscal 2003. We believe our fiscal 2004 Move Free and other branded joint category sales results benefited from our Schiff Grow Move Free initiative.

Haleko net sales increased approximately 4.7% to $66.8 million for fiscal 2004, from $63.8 million for fiscal 2003. The positive impact of foreign currency exchange rates was more than offset by a decline in primarily branded Multaben sales and private label sales volume. Excluding foreign currency exchange rates, net sales decreased 10.4% primarily due to competitive pressures and economic conditions. We re-launched our leading Multipower sports nutrition and Multaben weight management brands during fiscal 2004 in response to recent sales trends. We believe the wholesale repackaging, contemporizing and SKU rationalization of these brands will strengthen their long-term competitive positions in a weak German and European export market.

Active Nutrition net sales increased approximately 8.6% to $38.4 million for fiscal 2004, from $35.3 million for fiscal 2003. The increase was primarily attributable to the reclassification/inclusion of $7.5 million in Weider Germany branded sales (a portion of which is also included in Haleko private label sales before inter-business unit eliminations), and the positive impact of foreign currency exchange rates. The increase was partially offset by the fiscal 2003 first quarter sale of our American Body Building and Science Foods brands and a decrease in domestic Weider branded sales. Prior to fiscal 2004, Weider Germany branded sales were included only in Haleko’s operating results.

Gross Profit. Gross profit increased approximately 5.7% to $97.9 million for fiscal 2004, from $92.6 million for fiscal 2003. The increase in gross profit primarily resulted from an increase in higher margin branded Schiff Specialty sales, partially offset by reduced margins on private label revenues. Gross profit, as a percentage of net sales, was 38.0% for fiscal 2004, compared to 38.5% for fiscal 2003.

Schiff Specialty gross profit increased approximately 8.6% to $56.0 million for fiscal 2004, from $51.6 million for fiscal 2003. Gross profit, as a percentage of net sales, was relatively constant at 35.6% for fiscal 2004, compared to 35.8% for fiscal 2003. An increase in higher margin Move Free and other joint product sales offset the impact of reduced margins on private label sales.

Haleko gross profit increased approximately 4.3% to $27.2 million for fiscal 2004, from $26.1 million for fiscal 2003. The increase resulted from the positive impact of foreign currency exchange rates. Gross profit, as a percentage of net sales, remained relatively constant at 40.7% and 40.8%, respectively, for fiscal 2004 and 2003.

Active Nutrition gross profit remained relatively constant at $14.8 million for fiscal 2004, compared to $14.9 million for fiscal 2003. Gross profit, as a percentage of net sales, was 38.5% for fiscal 2004 compared to 42.3% for fiscal 2003. The inclusion of lower margin Weider Germany sales and an increase in domestic inventory valuation and sales return adjustments for underperforming new product introductions were the primary factors for the percentage decrease.

Operating Expenses. Operating expenses increased approximately 11.5% to $84.2 million fiscal 2004, from $75.5 million for fiscal 2003. The overall increase was primarily attributable to increases in selling and marketing costs in support of our brand building initiatives for all business units and the impact of foreign currency exchange rates.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $54.1 million for fiscal 2004, compared to $47.2 million for fiscal 2003. The increase in selling and marketing expenses resulted primarily from incremental transition and marketing costs associated with our Grow Move Free project and long-term Move Free strategy, increased selling and marketing in support of new products in our Schiff Specialty and Active Nutrition business units, increased personnel related costs in our Active Nutrition business unit and the impact of foreign currency exchange rates.

General and administrative expenses were $25.0 million for fiscal 2004, compared to $23.2 million for fiscal 2003. Increases in aggregate legal related costs of approximately $3.7 million were partially offset by the fiscal 2004 recovery of approximately $1.1 million of previously recognized notes receivable valuation allowances and reduced Haleko systems and personnel related costs, including impact from the sale of Venice Beach. The impact of foreign currency exchange rates also contributed to the increase in general and administrative expenses.

Research and development costs remained relatively constant at $4.2 million for fiscal 2004 and 2003. Amortization of intangible assets also remained relatively constant at $0.9 million and $1.0 million, respectively, for fiscal 2004 and 2003.

Other Expense. Other expense, net, was $0.7 million for fiscal 2004, compared to $3.1 million for fiscal 2003. During fiscal 2004, we settled certain outstanding notes receivable primarily through reacquiring 994,017 shares of our outstanding Class A common stock. As a result of these settlement transactions, we recognized approximately $0.7 million in previously unrecognized interest income on the notes receivable. During fiscal 2004, we recognized a modest gain on the sale of certain assets held for sale which was substantially offset by the write-down of an investment, both within our Haleko business unit. We also recognized less interest expense in fiscal 2004 due to an overall reduction in total indebtedness. In November 2002, we paid off $5.0 million in remaining subordinated debt with borrowings available from our senior bank credit facility, which resulted in an approximate $1.1 million write-off of previously capitalized financing fees during fiscal 2003. Also, we recognized approximate $0.5 million gain on the sale of certain held-for-sale equity securities during fiscal 2003.

Provision for Income Taxes. Provision for income taxes was $4.9 million for fiscal 2004, compared to $5.5 million for fiscal 2003. The change resulted primarily from the decrease in pre-tax earnings, and a modest reduction in our effective tax rate due to utilization of certain fully reserved capital loss carryforwards.

Results of Operations
Fiscal 2003 Compared to Fiscal 2002

The following tables show comparative results for continuing operations, by business unit, for fiscal 2003 and 2002. Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies (in thousands).

	Schiff Specialty	Haleko	Active Nutrition	Other (1)	Total
2003:
Net sales	$144,309	$63,830	$35,331	$(2,616)	$240,854
Cost of goods sold	92,696	37,771	20,392	(2,616)	148,243
Gross profit	51,613	26,059	14,939	--	92,611
Operating expenses:
Selling and marketing	22,062	15,284	9,813	--	47,159
General and administrative	12,649	7,907	2,620	--	23,176
Research and development	2,953	652	560	--	4,165
Amortization of intangible assets	343	261	391	--	995
Total operating expenses	38,007	24,104	13,384	--	75,495

Income from operations	$13,606	$1,955	$1,555	$--	$17,116

2002:
Net sales	$150,558	$74,538	$57,921	$(2,196)	$280,821
Cost of goods sold	95,699	51,374	38,883	(2,123)	183,833
Gross profit (loss)	54,859	23,164	19,038	(73)	96,988
Operating expenses:
Selling and marketing	21,067	15,154	15,051	--	51,272
General and administrative	10,890	7,917	6,953	--	25,760
Research and development	2,253	487	979	--	3,719
Amortization of intangible assets	652	940	1,759	--	3,351
Litigation settlement	--	--	--	(442)	(442)
Asset impairment loss	--	--	--	9,027	9,027
Severance and reorganization costs	--	--	--	1,514	1,514
Total operating expenses	34,862	24,498	24,742	10,099	94,201

Income (loss) from operations	$19,997	$(1,334)	$(5,704)	$(10,172)	$2,787

(1)    Amounts include inter-business unit sales eliminations and unallocated amounts.

Net Sales. Net sales decreased approximately 14.2% to $240.9 million for fiscal 2003, from $280.8 million for fiscal 2002. Net sales decreased in fiscal 2003 primarily due to the sale of our American Body Building and Science Foods brands in July 2002, growth of private label competition in joint care products and elimination of a low margin private label customer. These factors resulted in significant net sales reductions in our Active Nutrition and Haleko business units, and a more moderate overall net sales decrease in Schiff Specialty.

Schiff Specialty net sales decreased approximately 4.2% to $144.3 million for fiscal 2003, from $150.6 million for fiscal 2002. The decrease resulted from a reduction in sales of Schiff Move Free, which was primarily attributable to increased private label competition. The decrease was partially offset by an increase in private label sales. Net sales of Schiff Move Free were $55.0 million for fiscal 2003, compared to $67.9 million for fiscal 2002. Private label sales were $52.1 million for fiscal 2003, compared to $47.0 million for fiscal 2002.

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

     Active Nutrition net sales decreased approximately 39.0% to $35.3 million for fiscal 2003, from $57.9 million for fiscal 2002. The decrease was primarily attributable to a reduction in sales under our American Body Building and Science Foods brands, which were sold in July 2002.  Net sales of American Body Building and Science Foods brands were $3.1 million for fiscal 2003, compared to $23.5 million for fiscal 2002. Excluding American Body Building and Science Foods net sales, Active Nutrition net sales decreased $2.2 million, primarily attributable to reduced distribution in certain domestic mass market accounts partially offset by modest sales increases in certain international accounts.

Gross Profit. Gross profit decreased approximately 4.5% to $92.6 million for fiscal 2003, from $97.0 million for fiscal 2002. Gross profit, as a percentage of net sales, was 38.5% for fiscal 2003, compared to 34.5% for fiscal 2002. Gross profit increased as a percentage of net sales primarily due to significant improvement in our Active Nutrition and Haleko business units, partially offset by a modest decrease in the Schiff Specialty business unit.

Schiff Specialty gross profit decreased approximately 5.9% to $51.6 million for fiscal 2003, compared to $54.9 million for fiscal 2002. Gross profit, as a percentage of net sales, was 35.8% for fiscal 2003, compared to 36.4% for fiscal 2002. The decrease resulted primarily from a change in product sales mix, including an increase in lower margin private label sales volume and a decrease in higher margin Schiff Move Free sales, partially offset by lower net raw material costs.

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

Active Nutrition gross profit decreased approximately 21.5% to $14.9 million for fiscal 2003, from $19.0 million for fiscal 2002, primarily resulting from a decrease in sales volume. Gross profit, as a percentage of net sales, was 42.3% for fiscal 2003, compared to 32.9% for fiscal 2002. The increase was primarily attributable to changes in product sales mix, including the elimination of lower margin American Body Building and Science Foods branded sales, reductions in product returns and cost savings realized in our domestic operations due to the fiscal 2002 business unit realignment.

Operating Expenses. Operating expenses were $75.5 million for fiscal 2003, compared to $94.2 million for fiscal 2002. The fiscal 2003 decrease was primarily attributable to fiscal 2002 charges not repeated in fiscal 2003, including an asset impairment loss of $9.0 million related to the sale of our American Body Building and Science Foods brands and severance and reorganization costs of $1.5 million associated with our business unit realignment, partially offset by $0.4 million in litigation settlement income. Furthermore, we adopted SFAS No. 142 in fiscal 2003, resulting in the discontinuation of goodwill amortization expense. The overall decrease was partially offset by an increase in certain fiscal 2003 operating expenses, including incremental transition and marketing costs associated with our long-term Move Free strategy and increased research and development expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $47.2 million for fiscal 2003, compared to $51.3 million for fiscal 2002. As a percentage of net sales, selling and marketing expenses were 19.6% and 18.3%, respectively, for fiscal 2003 and 2002. The increase, as a percentage of net sales, was primarily attributable to incremental transition and marketing costs associated with our long-term Move Free strategy and changes in sales mix.

General and administrative expenses were $23.2 million for fiscal 2003, compared to $25.8 million for fiscal 2002. The $2.6 million decrease was primarily due to the reduction of costs associated with the divested American Body Building and Science Foods brands and the fiscal 2002 recognition of provisions for potentially unrealizable amounts on certain notes receivable.

Research and development costs were $4.2 million for fiscal 2003, compared to $3.7 million for fiscal 2002. The increase primarily resulted from increases in product testing and related costs in our Schiff Specialty and Haleko business units, partially offset by cost reductions in our Active Nutrition unit due to the sale of American Body Building and Science Foods. The adoption of SFAS No. 142 and the sale of American Body Building and Science Foods resulted in the fiscal 2003 decrease in amortization expense for the Active Nutrition and Haleko business units.

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

Liquidity and Capital Resources

Working capital increased $20.5 million to approximately $46.5 million at May 31, 2004, from $26.0 million at May 31, 2003. The increase in working capital resulted primarily from an increase in receivables and decreases in accounts payable and current portion of long-term debt, partially offset by the May 2003 sale of our Venice Beach sports apparel business. The increase in receivables resulted primarily from higher sales in the fiscal 2004 fourth quarter, as compared to the fiscal 2003 fourth quarter, an increase in refundable income taxes and the impact of foreign currency exchange rates. The decrease in accounts payable resulted primarily from adjustments in payment terms with a certain supplier, including taking advantage of discounts offered for early payment.

Effective June 30, 2000, we were party to a senior credit facility (the "Credit Facility") with Bankers Trust Company on behalf of our domestic subsidiaries. The Credit Facility, as subsequently amended, was comprised of a $45.0 million revolving loan. Under the revolving loan, we were able to borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory. The Credit Facility contained customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Our obligations under the Credit Facility were secured by a first priority lien on all owned or acquired tangible and intangible assets of our domestic subsidiaries. The Credit Facility was being used to fund our normal working capital and capital expenditure requirements. At May 31, 2004, available revolving loan funds were approximately $26.6 million. The Credit Facility was terminated on June 30, 2004 in favor of a new credit facility discussed below.

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

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Weider Nutrition Group, Inc. ("WNG"), a new $25.0 million revolving credit facility (the "New Credit Facility") with KeyBank National Association, as Agent. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants and certain restrictions. Our obligations under the New Credit Facility are secured by a first priority security interest on all of the capital stock of WNG. If our total coverage ratio exceeds a certain amount, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratios, we will be subject to a borrowing base and will be able to borrow up to the lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the New Credit Facility bear interest at floating rates and the New Credit Facility matures on June 30, 2007, with options for one-year extensions under certain circumstances.

We anticipate that the New Credit Facility will be used to fund our normal working capital and capital expenditure requirements of the Company, with availability to fund certain permitted strategic transactions. At the inception of the New Credit Facility, no amounts were outstanding.

Our European working capital needs (primarily our Haleko business unit) are supported by a Germany-based secured credit facility (the "Haleko Facility") that is subject to annual renewal in or around June. Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. At May 31, 2004, amounts outstanding under the Haleko facility were approximately $0.8 million and available revolving loan funds were approximately $11.1 million. Net proceeds from the fiscal 2004 first quarter sale of our Venice Beach sports apparel business were used to repay a portion of our outstanding indebtedness under the Haleko Facility. In July 2004, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $9.5 million (at recent exchange rates) on terms substantially similar to the previous facility.

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

Our Board of Directors will determine dividend policy in the future based upon, among other factors, results of operations, financial condition, contractual restrictions, and other factors deemed relevant at the time. In addition, our credit facilities contain certain customary financial covenants that may limit our ability to pay common stock dividends. We can give no assurance that we will pay dividends in the future.

A summary of our outstanding contractual obligations at May 31, 2004 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$1,224	$1,091	$133	$--	$--
Operating leases	23,839	3,273	5,791	5,776	8,999
Purchase obligations	31,990	31,990	--	--	--
Total obligations	$57,053	$36,354	$5,924	$5,776	$8,999

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable and sales returns, valuation of deferred tax assets and recoverability of long-lived assets. Note 1 to the consolidated financial statements describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our consolidated financial statements:

•	We provide an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•	We maintain allowances for doubtful accounts, notes receivable, sales returns and discounts for estimated losses resulting from known customer exposures, including product returns and inability to make payments. We also consider collateral values and other factors in evaluating collectability of notes receivable. Actual results may differ resulting in adjustment of the respective allowance(s).

•	We currently have deferred tax assets resulting from certain loss carry forwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent we are uncertain whether future operations will generate sufficient profit to utilize the loss carry forwards, valuation allowances are established.

•	We have significant intangible assets, including trademarks, patents and goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

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

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3. SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002. The requirements of SFAS No. 146 were applied in the accounting treatment for the disposition of Venice Beach assets.

In January 2003, the FASB issued Interpretation No. 46, as revised in December 2003, "Consolidation of Variable Interest Entities", ("FIN No. 46") an interpretation of ARB No. 51. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have an interest in any variable interest activity and therefore the adoption of FIN No. 46 did not impact our results of operations and financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not impact our results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning August 1, 2003. The adoption of SFAS No. 150 did not impact our results of operations and financial condition.

ITEM 7A .      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and net earnings are subject to fluctuations resulting from changes in interest rates and foreign exchange rates. We currently are party to one modest derivative instrument relating to our Haleko business unit. Our current investment policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposure. We do not use financial instruments for trading purposes.

We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. We do not believe that a hypothetical 10% change in interest rates would have a material effect on pretax earnings or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on the following pages F-1 through F-20.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the Company’s 2004 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the headings "Nominees for Election to the Board of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership."

ITEM 11.    EXECUTIVE COMPENSATION

See the Company’s 2004 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the headings "Compensation of Named Executive Officers" and "Certain Relationships and Related Party Transactions."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth under Item 5 herein and in the Company’s 2004 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Stock Ownership of Certain Beneficial Owners, Directors and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See the Company’s 2004 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Certain Relationships and Related Party Transactions."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

       See the Company’s 2004 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading "Fees of Independent Registered Public Accounting Firm".

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report

(1)       Financial Statements

           See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

      Schedule II - Valuation and Qualifying Accounts.  All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in financial statements or notes thereto.

(3)   Exhibits

3.1	Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2	Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1	Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (2)
10.1	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2	Agreement by and between Joseph Weider and Weider Health and Fitness. (1)
10.3	1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.5	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group Limited. (1)
10.6	Agreement between the Company and Bruce J. Wood. (3)
10.7	Form Agreement between the Company and certain executives of the Company. (3)
10.8	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (4)
10.9	Employment Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (5)
10.10	Consulting Agreement between Weider Nutrition Group, Inc. and Gustin Foods, LLC dated as of February 2004. (6)
10.11	Letter Agreement and Term Sheet among the Company, Weider Nutrition Group, Inc. and Weider Health and Fitness dated August 18, 2004. (7)
21.1	Subsidiaries of Weider Nutrition International, Inc. (8)
23.1	Consent of Independent Registered Public Accounting Firm. (8)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act. (8)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act. (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (8)

(1)	Filed as an Exhibit to the Company’s Registration Statement on From S-1 (File No. 333-12929) and incorporated herein by reference.
(2)	Previously filed in the Company’s Current Report on Form 8-K dated as of July 8, 2004 and incorporated herein by reference.
(3)	Previously filed in the Company’s Annual Report on Form 10-K dated as of August 28, 2003 and incorporated herein by reference.
(4)	Previously filed in the Company’s Quarterly Report on Form 10-Q as of January 14, 2003 and incorporated herein by reference.
(5)	Previously filed in the Company’s Annual Report on Form 10-K dated as of August 29, 2002 and incorporated herein by reference.
(6)	Previously filed in the Company’s Quarterly Report on Form 10-Q as of April 14, 2004 and incorporated herein by reference.
(7)	Previously filed in the Company’s Current Report on Form 8-K dated as of August 18, 2004 and incorporated herein by reference.
(8)	Filed herewith.

(b)	Reports on Form 8-K

On March 25, 2004, we filed a report on Form 8-K with the SEC regarding our fiscal 2003 third quarter earnings press release.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weider Nutrition International, Inc.

Dated: August 28, 2004 By:	/s/ Bruce J. Wood
Bruce J. Wood
Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weider	Chairman of the Board	August 28, 2004
Eric Weider	and Director

/s/ Bruce J. Wood	Chief Executive Officer,	August 28, 2004
Bruce J. Wood	President and Director
(Principal Executive Officer)

/s/ Joseph W. Baty	Executive Vice President and	August 28, 2004
Joseph W. Baty	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Ronald L. Corey	Director	August 28, 2004
Ronald L. Corey

/s/ Roger H. Kimmel	Director	August 28, 2004
Roger H. Kimmel

/s/ George F. Lengvari	Vice Chairman of the Board	August 28, 2004
George F. Lengvari	and Director

/s/ Brian P. McDermott	Director	August 28, 2004
Brian P. McDermott

/s/ H. F. Powell	Director	August 28, 2004
H. F. Powell

/s/ Cynthia Watts	Director	August 28, 2004
Cynthia Watts

WEIDER NUTRITION INTERNATIONAL, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F - 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Weider Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Weider Nutrition International, Inc. and subsidiaries (collectively, the "Company") as of May 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective June 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
July 28, 2004
(August 18, 2004 as to Note 15)

F - 2

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MAY 31, 2004 AND 2003 (dollars in thousands, except share data)

ASSETS
	2004	2003
Current assets:
Cash and cash equivalents	$7,449	$3,463
Receivables, net (Note 3)	35,620	27,288
Inventories (Note 4)	28,431	27,543
Prepaid expenses and other	5,021	4,312
Deferred taxes (Note 9)	2,419	2,908
Net assets held for sale (Note 2)	--	5,077

Total current assets	78,940	70,591

Property and equipment, net (Note 5)	24,618	26,676

Other assets:
Goodwill (Note 6)	4,346	4,346
Intangible assets, net (Note 6)	5,146	5,392
Deposits and other assets	1,834	5,286
Notes receivable, net (Note 7)	40	2,178
Net assets held for sale (Note 2)	--	469

Total other assets	11,366	17,671

Total assets	$114,924	$114,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,116	$20,096
Accrued expenses	15,277	16,306
Current portion of long-term debt (Note 8)	1,091	8,057
Income taxes payable	--	173

Total current liabilities	32,484	44,632

Long-term debt (Note 8)	133	659

Deferred taxes (Note 9)	6,494	801

Commitments and contingencies (Notes 8 and 11)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	--	--
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,127,166 (2004) and 11,916,288 (2003)	111	119
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	83,902	86,943
Deferred compensation costs	(635)	(873)
Other accumulated comprehensive loss	(4,060)	(4,951)
Accumulated deficit	(3,655)	(12,542)

Total stockholders’ equity	75,813	68,846

Total liabilities and stockholders’ equity	$114,924	$114,938

See notes to consolidated financial statements.

F - 3

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED MAY 31, 2004, 2003 AND 2002 (dollars in thousands, except share data)

	2004	2003	2002

Net sales	$257,528	$240,854	$280,821

Cost of goods sold	159,653	148,243	183,833

Gross profit	97,875	92,611	96,988

Operating expenses:
Selling and marketing	54,115	47,159	51,272
General and administrative	24,964	23,176	25,760
Research and development	4,237	4,165	3,719
Amortization of intangible assets	878	995	3,351
Litigation settlement	--	--	(442)
Asset impairment loss (Note 2)	--	--	9,027
Severance, recruiting and reorganization costs	--	--	1,514

Total operating expenses	84,194	75,495	94,201

Income from operations	13,681	17,116	2,787

Other income (expense):
Interest income	876	77	95
Interest expense	(1,408)	(2,413)	(4,729)
Write-off of financing fees, including OID costs	--	(1,147)	(1,786)
Other	(146)	360	(818)

Total other expense, net	(678)	(3,123)	(7,238)

Income (loss) from continuing operations before income taxes	13,003	13,993	(4,451)

Income tax expense (benefit)	4,928	5,528	(555)

Net income (loss) from continuing operations	8,075	8,465	(3,896)

Income (loss) from discontinued operations, net of income taxes (Note 2)	812	(607)	(3,648)

Net income (loss) before cumulative effect of change in accounting principle	8,887	7,858	(7,544)

Cumulative effect of change in accounting principle, net of income tax benefit (Note 6)	--	(15,392)	--

Net income (loss)	$8,887	$(7,534)	$(7,544)

Net income (loss) per share - basic:
Net income (loss) before cumulative effect of change in accounting principle	$0.34	$0.30	$(0.29)
Cumulative effect of change in accounting principle	--	(0.59)	--

Net income (loss)	$0.34	$(0.29)	$(0.29)

Net income (loss) per share - diluted:
Net income (loss) before cumulative effect of change in accounting principle	$0.33	$0.30	$(0.29)
Cumulative effect of change in accounting principle	--	(0.59)	--

Net income (loss)	$0.33	$(0.29)	$(0.29)

See notes to consolidated financial statements.

F - 4

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED MAY 31, 2004, 2003 AND 2002 (dollars in thousands, except share data)

	Class A Common Stock	Class B Common Stock	Add’l Paid-In Capital	Deferred Compensation Costs	Other Accumulated Comprehensive Loss	Retained Earnings (Deficit)	Total

Balance at June 1, 2001	$105	$157	$86,897	$--	$(5,864)	$4,505	$85,800

Comprehensive loss:
Net loss	--	--	--	--	--	(7,544)	(7,544)
Available-for-sale equity securities valuation adjustment	--	--	--	--	941	--	941
Foreign currency translation adjustments	--	--	--	--	498	--	498
Total comprehensive loss							(6,105)
Stock conversion	7	(7)	--	--	--	--	--
Dividends paid on common stock	--	--	(985)	--	--	(1,969)	(2,954)

Balance at May 31, 2002	112	150	85,912	--	(4,425)	(5,008)	76,741

Comprehensive loss:
Net loss	--	--	--	--	--	(7,534)	(7,534)
Available-for-sale equity securities valuation adjustment	--	--	--	--	(172)	--	(172)
Foreign currency translation adjustments	--	--	--	--	(354)	--	(354)
Total comprehensive loss							(8,060)
Issuance of restricted stock (Note 1)	7	--	1,031	(1,038)	--	--	--
Amortization of deferred compensation costs	--	--	--	165	--	--	165

Balance at May 31, 2003	119	150	86,943	(873)	(4,951)	(12,542)	68,846

Comprehensive income:
Net income	--	--	--	--	--	8,887	8,887
Foreign currency translation adjustments	--	--	--	--	891	--	891
Total comprehensive income							9,778
Cancellation of restricted stock (Note 1)	--	--	(37)	37	--	--	--
Tax benefit from stock options exercised	--	--	203	--	--	--	203
Stock options exercised	2	--	604	--	--	--	606
Stock received as payment of notes receivable (Note 7)	(10)	--	(3,811)	--	--	--	(3,821)
Amortization of deferred compensation costs	--	--	--	201	--	--	201

Balance at May 31, 2004	$111	$150	$83,902	$(635)	$(4,060)	$(3,655)	$75,813

See notes to consolidated financial statements.

F - 5

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED MAY 31, 2004, 2003 AND 2002 (dollars in thousands, except share data)

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$8,887	$(7,534)	$(7,544)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Provision for (recovery of) bad debts/valuation allowances	(1,059)	583	1,300
Deferred taxes	6,182	(362)	4,404
Depreciation and amortization	5,309	6,172	10,009
Interest income on settlement of notes receivables	(630)	--	--
Asset impairment	--	23,321	9,027
Amortization and write-off of financing fees, including OID costs	524	1,859	2,888
Loss (gain) on disposition of net assets held for sale and property and equipment	(1,517)	(34)	121
Amortization of deferred compensation costs	201	165	--
Tax benefit from stock options exercised	203	--	--
Other	97	115	--
Changes in operating assets and liabilities:
Receivables	(8,342)	13,067	182
Inventories	(888)	(43)	24,835
Prepaid expenses and other	(709)	(1,823)	493
Deposits and other assets	2,543	(566)	1,591
Accounts payable	(3,980)	(1,314)	(12,663)
Other current liabilities	(1,546)	(3,890)	4,299

Net cash provided by operating activities	5,275	29,716	38,942

Cash flows from investing activities:
Purchase of property and equipment	(1,680)	(1,681)	(2,666)
Proceeds from disposition of net assets held for sale and property and equipment	7,255	5,472	198
Purchase of intangible assets	--	(231)	(188)
Proceeds from sale of available-for-sale equity securities	--	1,496	1,998
Increase in notes receivable	--	(700)	--
Collection of notes receivable	4	182	--

Net cash provided by (used in) investing activities	5,579	4,538	(658)

Cash flows from financing activities:
Net change in revolving line of credit	--	(12,918)	(8,749)
Proceeds from long-term debt	2,705	4,947	1,227
Payments on long-term debt	(10,451)	(25,665)	(27,696)
Issuance of common stock	606	--	--
Dividends paid on common stock	--	--	(2,954)
Net cash used in financing activities	(7,140)	(33,636)	(38,172)
Effect of exchange rate changes on cash	272	433	7
Increase in cash and cash equivalents	3,986	1,051	119
Cash and cash equivalents, beginning of year	3,463	2,412	2,293

Cash and cash equivalents, end of year	$7,449	$3,463	$2,412

See notes to consolidated financial statements.

F - 6

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except share data)

1.   SIGNIFICANT ACCOUNTING POLICIES

Description of Business - We develop, manufacture, market, distribute and sell branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars. We market our branded nutritional supplement products, both domestically and internationally, in five principal categories: specialty supplements; vitamins and minerals; sports nutrition; weight management; and nutrition bars.

Principles of Consolidation - Our consolidated financial statements include the accounts of Weider Nutrition International, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. We are a majority-owned subsidiary of Weider Health and Fitness ("WHF").

Use of Estimates and Assumptions in Preparing Financial Statements - In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to valuation of inventories, allowances for doubtful accounts, notes receivable, sales returns and discounts, valuation of deferred tax assets and recoverability of long-lived assets. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

Cash Equivalents - Cash equivalents include highly liquid investments with an original maturity of three months or less.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense was $4,431 (2004), $5,177 (2003) and $6,658 (2002), computed using the straight-line method over the estimated useful lives of 31 to 50 years for buildings, 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements. Leasehold improvements are amortized over the shorter of their useful life or of the lease term.

Intangible Assets - Effective June 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment, at least annually, rather than amortize them. Upon adoption of SFAS No. 142, as disclosed in Note 6, we recognized an after-tax goodwill impairment charge of $15,392. Prior to fiscal 2003, goodwill was amortized using the straight-line method over periods ranging from 15 to 35 years. Other intangibles with definite lives are amortized using the straight-line method over estimated useful lives of 5 to 20 years. We evaluate economic intangible assets with definite useful lives on a case-by-case basis.

Long-Lived Assets - Effective June 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. In accordance with SFAS No. 144, as disclosed in Note 2, the operating results for Venice Beach® are reflected as discontinued operations, and the associated assets at May 31, 2003 are reclassified as net assets held for sale, in the accompanying consolidated financial statements.

We evaluate the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognize an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

Income Taxes - We record deferred income tax liabilities and assets for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

F - 7

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

    Revenue Recognition - Sales are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

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

Effective March 1, 2002, we adopted Emerging Issues Task Force No. 01-9 ("EITF NO. 01-9") and reclassified prior period amounts to apply its provisions in the accompanying consolidated financial statements. EITF No. 01-9, representing a summary of previously issued EITF’s, addresses the recognition, measurement and statement of operations classification for certain sales incentives. The types of sales incentives included are offers to retailers, distributors, or end consumers that are exercisable after a single exchange transaction in the form of price reductions, coupons, rebate offers, or free products delivered on the same date as the underlying exchange transaction.

Concentration Risk - Our two largest customers accounted for approximately 50%, 53% and 47%, respectively, of net sales for fiscal 2004, 2003 and 2002. Amounts due from these customers represented approximately 38% and 39%, respectively, of total trade accounts receivable at May 31, 2004 and 2003. Net sales of our Schiff® Move Free® brand accounted for approximately 25%, 23% and 24%, respectively, of total net sales for fiscal 2004, 2003 and 2002.

Issuance of Restricted Stock - Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of the restricted shares at issuance was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period. During fiscal 2004, 23,200 of these restricted shares were cancelled as a result of the voluntary termination of certain employees.

Stock-Based Compensation - We disclose the effect of SFAS No. 123 "Accounting for Stock-Based Compensation", on a proforma basis and continue to follow Accounting Principles Board ("APB") Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation.

Proforma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options and unvested restricted stock under the fair value method of SFAS No. 123. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. Proforma net income (loss) and net income (loss) per share for fiscal 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Net income (loss), as reported	$8,887	$(7,534)	$(7,544)
Deduct stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(340)	(62)	(480)

Net income (loss), proforma	$8,547	$(7,596)	$(8,024)

Basic net income (loss) per share, as reported	$0.34	$(.29)	$(.29)
Diluted net income (loss) per share, as reported	0.33	(.29)	(.29)
Basic net income (loss) per share, proforma	0.33	(.29)	(.31)
Diluted net income (loss) per share, proforma	0.32	(.29)	(.31)

F - 8

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

    Net Income (Loss) Per Share - Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options, restricted stock and performance units ("Common Stock Equivalents"). Common Stock Equivalents were anti-dilutive during fiscal 2003 and 2002 and, accordingly, were not included in the computation of diluted net loss per share. Weighted average shares outstanding and net income (loss) per share for fiscal 2004, 2003 and 2002 are as follows:

	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	25,873,721	26,771,182	26,249,436	26,249,436	26,249,436	26,249,436

Net income (loss) per share:
Net income (loss) from continuing operations	$0.31	$0.30	$0.32	$0.32	$(0.15)	$(0.15)
Net income (loss) from discontinued operations	0.03	0.03	(0.02)	(0.02)	(0.14)	(0.14)
Net income (loss) before cumulative effect of change in accounting principle	0.34	0.33	0.30	0.30	(0.29)	(0.29)
Cumulative effect of change in accounting principle	--	--	(0.59)	(0.59)	--	--

Net income (loss)	$0.34	$0.33	$(0.29)	$(0.29)	$(0.29)	$(0.29)

Financial Instruments - Our financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Foreign Currency Translation - We consider the local currency as the functional currency for our foreign operations. Assets and liabilities are translated at period-end exchange rates and all statements of operations amounts are translated using average monthly rates. At May 31, 2004, unrealized foreign currency translation losses of $4,060, net of income taxes of $2,565, were included in other accumulated comprehensive loss in the accompanying consolidated financial statements.

Hedging Activities - We account for hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. We currently are party to one interest rate derivitive with a fair value of approximately $95.

Reclassifications - Certain amounts in prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3. SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002. The requirements of SFAS No. 146 were applied in the accounting treatment for the disposition of Venice Beach assets as discussed in Note 2.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN No. 46") an interpretation of ARB No. 51. FIN No. 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have an interest in any variable interest activity and therefore the adoption of FIN No. 46 did not impact our results of operations and financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not impact our results of operations and financial condition.

F - 9

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning August 1, 2003. The adoption of SFAS No. 150 did not impact our results of operations and financial condition.

2.   DIVESTITURES

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets of our Venice Beach sports apparel business to Hucke AG, a German apparel company, for cumulative net cash proceeds of approximately $7,134. In accordance with SFAS No. 144, the operating results for, as well as the gain on the sale of, Venice Beach are reflected as discontinued operations and the associated assets at May 31, 2003 are included in net assets held for sale, in the accompanying consolidated financial statements.

Current and long-term net assets held for sale consist of the following at May 31, 2003:

	Current	Long-Term

Receivables, net	$3,345	$--
Inventories	1,732	--
Property and equipment, net	--	469

	$5,077	$469

During the fiscal 2002 fourth quarter, we were authorized by the Board of Directors to pursue the sale of our American Body Building™ and Science Foods® brands. Effective July 26, 2002, we announced the sale of substantially all the assets and certain associated liabilities relating to these brands to American Body Building Products, L.L.C., a wholly owned subsidiary of Optimum Nutrition, Inc., a privately held company. The final sales price, which was based on a closing statement of acquired assets and assumed liabilities, was approximately $5,650 cash and the assumption of an approximate $246 mortgage on an accompanying beverage facility. As a result of the transaction, we recognized an asset impairment loss of approximately $9,027 during fiscal 2002.

3.   RECEIVABLES, NET

Receivables, net, consist of the following at May 31:

	2004	2003

Trade accounts	$40,982	$35,242
Other, including income taxes	1,142	670

	42,124	35,912
Less allowances for doubtful accounts,
sales returns and discounts	(6,504)	(8,624)

Total	$35,620	$27,288

4.   INVENTORIES

Inventories consist of the following at May 31:

	2004	2003

Raw materials	$7,814	$8,487
Work in process	1,385	1,691
Finished goods	19,232	17,365

Total	$28,431	$27,543

F - 10

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at May 31:

	2004	2003

Buildings	$7,185	$6,649
Furniture and equipment	38,426	37,653
Leasehold improvements	11,705	11,641
Construction in progress	75	368

	57,391	56,311
Less accumulated depreciation and amortization	(32,773)	(29,635)

Total	$24,618	$26,676

6.   GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following at May 31:

	2004			2003
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$--	$4,346	$4,346	$--	$4,346

Intangible assets- patents and trademarks	$10,365	$(5,219)	$5,146	$9,743	$(4,351)	$5,392

    Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2005, is $952 (2005), $955 (2006), $935 (2007), $916 (2008), and $919 (2009).

Upon the implementation of SFAS No. 142, we tested goodwill for impairment by comparing the carrying amount, including goodwill, for each of our reporting (business) units at June 1, 2002 to the fair value for each of the reporting units. We assessed the fair value of the reporting units by evaluating their current cash flows and net book values in comparison to our overall market capitalization. Based on this comparison, we concluded that the net book values for two of our reporting units, Haleko and Active Nutrition, exceeded their respective fair values. For those two reporting units, we then compared the implied fair values of their respective goodwill to their respective net book values to determine the asset impairment amount. Based on this comparison, effective June 1, 2002, we recognized an impairment loss of $23,321, or an after-tax charge of $15,392, as a cumulative effect of a change in accounting principle.

The changes in the carrying amount of goodwill at June 1, 2002, broken down by reporting unit are as follows:

	Schiff Specialty	Haleko	Active Nutrition	Total

Balance at June 1, 2002	$4,346	$21,478	$1,843	$27,667

Adoption of SFAS No. 142	--	(21,478)	(1,843)	(23,321)

Balance at May 31, 2003	$4,346	$--	$--	$4,346

The carrying amount of goodwill did not change during fiscal 2004.

F - 11

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

            Proforma results of operations had we applied the non-amortization provisions of SFAS No. 142 for fiscal 2002 are as follows:

Reported net loss before cumulative effect of change in accounting principle	$(7,544)
Add back goodwill amortization, net of tax	1,446
Adjusted net loss before cumulative effect of change in accounting principle	(6,098)
Cumulative effect of change in accounting principle, net of tax benefit	--

Adjusted net loss	$(6,098)

Net loss per share - basic and diluted:
Reported net loss before cumulative effect of change in accounting principle	$(0.29)
Add back goodwill amortization, net of income taxes	0.06
Adjusted net loss before cumulative effect of change in accounting principle	(0.23)
Cumulative effect of change in accounting principle, net of income tax benefit	--

Adjusted net loss	$(0.23)

7.   NOTES RECEIVABLE, NET

Notes receivable (including accrued interest), net, were $40 and $2,178, respectively, at May 31, 2004 and 2003. The original notes receivable are recourse, generally collateralized by debtors’ shares of our Class A common stock and repayable beginning in June of 2002 and ending December of 2006 (See Note 10).

In connection with collection efforts, settlement agreements were reached during fiscal 2004 with the five note holders who are no longer employed by the Company. During fiscal 2004, we received $99 in cash and acquired and retired 994,017 shares of our Class A common stock valued at approximately $3,821 as full payment of principal and interest accrued on the notes.

The settlement of these outstanding notes receivable during fiscal 2004 resulted in the reduction of previously recognized allowances for unrealizable amounts of $1,069, reflected as a reduction of general and administrative expense, and recognition of contractually due interest income of approximately $696. Notes receivable balances are reflected net of aggregate allowances for unrealizable amounts of $99 and $1,304, respectively, at May 31, 2004 and 2003.

F - 12

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

8.   LONG-TERM DEBT

Long-term debt consists of the following at May 31:

	2004	2003
Advances under a U.S. based $45,000 secured revolving line of credit bearing interest at floating rates (5.50% at May 31, 2004 and 5.75% at May 31, 2003); see below	$2	$2

Advances under a Germany based $11,900 secured revolving line of credit bearing interest at various rates ranging from 4.00% to 7.25% at May 31, 2004 and 2003; see below	775	7,194

Other	447	1,520

Total	1,224	8,716
Less current portion	(1,091)	(8,057)

Long-term portion	$133	$659

Effective June 30, 2000, we were party to a senior credit facility (the "Credit Facility") with Bankers Trust Company, on behalf of our domestic subsidiaries. The Credit Facility, as subsequently amended, was comprised of a $45.0 million revolving loan. Under the revolving loan, we were able to borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory. The Credit Facility contained customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Our obligations under the Credit Facility were secured by a first priority lien on all owned or acquired tangible and intangible assets of our domestic subsidiaries. The Credit Facility, which was replaced in June, 2004, was being used to fund our normal working capital and capital expenditure requirements. At May 31, 2004, available revolving loan funds were approximately $26.6 million.

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

As a result of the modifications to the Credit Facility and Subordinated Loan noted above, we recognized write-offs during fiscal 2003 and 2002 of approximately $1,147 and $ 1,786, respectively, of previously capitalized financing fees, including OID costs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Weider Nutrition Group, Inc. ("WNG"), a new $25.0 million revolving credit facility (the "New Credit Facility") with KeyBank National Association, as Agent. The New Credit Facility replaced our previous Credit Facility, which was terminated on June 30, 2004.

The New Credit Facility contains customary terms and conditions, including, among others, financial covenants and certain restrictions. Our obligations under the New Credit Facility are secured by a first priority security interest on all of the capital stock of WNG. If our total coverage ratio exceeds a certain amount (a "Collateral Event"), our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratios, we will be subject to a borrowing base and will be able to borrow up to the lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the New Credit Facility bear interest at floating rates and the New Credit Facility matures on June 30, 2007, with options for one-year extensions under certain circumstances.

We anticipate that the New Credit Facility will be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At the inception of the New Credit Facility, no amounts were outstanding.

F - 13

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

Our European working capital needs (primarily our Haleko business unit) are supported by a Germany-based secured credit facility (the "Haleko Facility") that is subject to annual renewal in or around June. Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. At May 31, 2004, amounts outstanding under the Haleko Facility were approximately $0.8 million and available revolving loan funds were approximately $11.1 million. Net proceeds from the sale of our Venice Beach sports apparel business were used to repay a portion of our outstanding indebtedness under the Haleko Facility. During July 2004, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $9.5 million (at fiscal year-end exchange rate).

At May 31, 2004, future payments of long-term debt are presently due as follows: $1,091 (2005) and $133 (2006). Cash interest payments amounted to $884, $2,349 and $6,396, respectively, for fiscal 2004, 2003 and 2002.

9.   INCOME TAXES

The components of income tax expense (benefit) for fiscal 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Federal:
Current	$124	$1,417	$(3,415)
Deferred	4,360	3,028	3,783
Change in valuation allowance	(280)	2,789	(837)

Foreign:
Current	(76)	286	(107)
Deferred	284	(101)	(1,821)
Change in valuation allowance	--	(1,741)	2,509

State and local:
Current	191	147	(1,437)
Deferred	374	(638)	917
Change in valuation allowance	(49)	341	(147)

Total	$4,928	$5,528	$(555)

Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:

	2004	2003	2002

Computed Federal income tax expense
(benefit) at the statutory rate of 34%	$4,421	$4,758	$(1,513)
Foreign tax rate differential	481	168	(64)
Miscellaneous credits	(315)	(398)	(131)
Change in valuation allowance	(329)	1,389	1,525
State income tax expense (benefit)	565	(491)	(520)
Other	105	102	148

Total	$4,928	$5,528	$(555)

Net cash income tax payments (refunds) amounted to $1,353, $(5,253) and $(743) respectively, for fiscal 2004, 2003 and 2002.

F - 14

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

Net deferred income taxes consist of the following at May 31:

	2004		2003
	Current	Long- Term	Current	Long-Term

Assets:
Accounts receivable allowances	$1,586	$--	$2,230	$--
Inventories adjustment	894	--	741	--
Deferred compensation	--	710	--	765
Accrued vacation, bonuses and other	784	--	660	--
Basis difference in intangible assets	--	563	--	1,010
Insurance reserves	--	280	--	500
Capital loss and charitable contribution carryforwards	--	292	--	622
Net operating loss carryforwards	--	3,805	--	6,250
Research and development, and other credits	--	851	--	536

Total	3,264	6,501	3,631	9,683

Liabilities:
Basis differences in fixed assets	--	2,466	--	1,082
Foreign currency adjustment	--	5,053	--	3,889
Other	845	829	723	537

Total	845	8,348	723	5,508

Deferred income taxes before valuation allowance	2,419	(1,847)	2,908	4,175
Valuation allowance	--	(4,647)	--	(4,976)

Deferred income taxes, net	$2,419	$(6,494)	$2,908	$(801)

Our net operating loss and capital loss carryforwards expire over various periods depending on the tax jurisdiction in which such carryforwards arose. We have established a valuation allowance for those carryforwards and other temporary differences for which no benefit is expected to be realized. The amount of the deferred tax assets considered realizable and the corresponding valuation allowance, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from our estimates. The decrease, or release, of the valuation allowance during the current year relates to utilization of capital loss carryforwards.

During fiscal year 2004, the IRS commenced an examination of our fiscal year 2002 U.S. income tax return. Although the outcome of tax audits is always uncertain, based on currently available information we believe that required adjustments, if any, will not have a material impact on our results of operations and financial condition.

10.       MANAGEMENT INCENTIVE AND STOCK PLANS

Management Incentive Plan - Prior to our initial public offering ("IPO"), certain individuals (the "Recipients") had management incentive agreements
(the "Agreements") pursuant to which the individuals were granted performance units ("Performance Units") as incentive compensation.

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

F - 15

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

In order to facilitate the payment of individual income taxes, we made available to each Recipient a recourse loan in principal amount up to 30% of the conversion value of the vested Performance Units held by each Recipient. Such loans to the Recipients bear interest at 8.0% per annum, are repayable five years from the borrowing date, and are secured by the Recipients’ stock (see Note 7). As a result of WHF subsequently guaranteeing a portion of a Recipient’s loan, we had a receivable due from WHF in the amount of $1,431 at May 31, 2003. We received payment in full from WHF during fiscal 2004.

Equity Plan - The 1997 Equity Participation Plan, as amended (the "Equity Plan"), provides for the granting of stock options, stock appreciation rights, restricted or deferred stock and other awards ("Awards") to officers, directors and key employees responsible for the direction and management of the Company and to non-employee consultants. Such Awards are granted at fair value as of the date of grant. Under the Equity Plan, a total of 3,500,000 shares of Class A common stock (or the equivalent in other equity securities) are reserved for issuance.

Stock options granted under the Equity Plan primarily become exercisable after one to five years from the date of grant in equal, ratable amounts per each successive anniversary date. Stock options expire no later than eight years after the date of grant.

Information relating to stock options issued under the Equity Plan is as follows:

	Number of Shares	Weighted Average per Share Option Price

Options outstanding, June 1, 2001	2,984,967	$4.70
Granted	190,000	1.58
Exercised	--	--
Forfeited and/or expired	(613,867)	(4.18)

Options outstanding, May 31, 2002	2,561,100	4.60
Granted	1,008,250	1.60
Exercised	--	--
Canceled, forfeited and/or expired	(1,296,600)	(6.07)

Options outstanding, May 31, 2003	2,272,750	2.43
Granted	535,500	4.15
Exercised	(227,995)	2.66
Forfeited and/or expired	(70,836)	3.00

Options outstanding, May 31, 2004	2,509,419	$2.76

Exercisable options, May 31, 2004	1,490,011	$2.72

The weighted average fair market value of options granted was $2.00, $0.50 and $0.65, respectively, for fiscal 2004, 2003 and 2002.

We applied APB Opinion No. 25 in accounting for our stock options. All stock options were granted at fair value and, accordingly, no compensation expense was recognized in the accompanying consolidated financial statements. For purposes of applying SFAS No. 123, the fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for fiscal 2004, 2003 and 2002, respectively.

	2004		2003		2002

Risk-free interest rate	2.58%		2.95%		4.30%
Dividend yield	0.00%		0.00%		0.00%
Volatility factor	61.14%		42.01%		55.42%
Weighted average expected life	4.00	years	3.00	years	3.00	years

F - 16

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

The following table summarizes information about stock options outstanding at May 31, 2004:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price

$1.40 to $2.50	1,115,834	6.6	$1.59	583,626	$1.59
$2.51 to $4.00	1,164,085	5.4	$3.26	836,385	$3.03
$4.01 to $11.00	229,500	5.7	$5.93	70,000	$8.49

11.       COMMITMENTS AND CONTINGENCIES

Leases - We lease warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through 2013. At May 31, 2004, future minimum payments of $23,839 under these non-cancelable operating leases are due as follows: $3,273 (2005), $2,986 (2006), $2,805 (2007), $2,913 (2008), $2,863 (2009), and $8,999 thereafter. Rental expense was $3,542, $4,622 and $4,357, respectively, for fiscal 2004, 2003 and 2002.

Litigation - At May 31, 2004, we were named as a defendant in four lawsuits alleging that consumption of certain of our products containing ephedra caused or contributed to injuries, death, and/or damages. We dispute the allegations and our insurance carriers have assumed defense of three of the matters, one of which was settled subsequent to year end. The fourth matter is not covered by insurance. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products with ephedra. However, no assurance can be given that we will not be subject to further litigation with respect to ephedra products previously sold.

We are currently named as a defendant along with numerous other supplement and nutrition companies in purported class actions in Florida, Illinois and New Jersey state courts, alleging that androstenedione and other purportedly similar products were sold by defendants in violation of certain statutes and utilizing false and misleading claims and advertising. We dispute the allegations and are opposing the lawsuits.

We believe that, after taking into consideration our insurance coverage, such lawsuits, if successful, generally would not have a material adverse effect on our results of operations and financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance, or a large adverse award in a lawsuit not covered by insurance, could have a material adverse effect on our results of operations and financial condition.

We received proceeds of $442 in fiscal 2002 relating to the settlement of certain antitrust litigation brought by us and several other parties.

From time to time, we are involved in other claims, legal actions, and governmental proceedings that arise from our business operations. Although ultimate liability cannot be determined at the present time, we believe that any liability resulting from these matters, if any, after taking into consideration our insurance coverage, will not have a material adverse effect on our results of operations and financial condition.

Royalties - We obtained the exclusive right to use the Weider name and trademarks outside of specified royalty-free territories (most notably North America) throughout the world, with the exceptions of Australia, New Zealand, Japan and South Africa, pursuant to a sublicense agreement dated December 1, 1996 with Mariz Gestao E Investimentos Limitada ("Mariz"). Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of a director are included among the beneficiaries. Mariz obtained its exclusive international rights to use the Weider name and trademarks pursuant to a license agreement, effective June 1, 1994, between Mariz and certain affiliates, including WHF (the "Licensors"). Pursuant to the license agreement with Mariz, we are required to make annual royalty payments to Mariz commencing on December 1, 1998 on sales of our brands in existence on December 1, 1996 in countries covered by the agreement.

F - 17

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

The royalty payments are to be equal to (i) 4% of sales up to $33,000; (ii) 3.5% of sales greater than $33,000 and less than $66,000; (iii) 3.0% of sales from $66,000 to $100,000; and (iv) 2.5% of sales over $100,000. In addition, the sublicense agreement with Mariz includes an irrevocable buy-out option that we can exercise after May 31, 2002 for a purchase price equal to the greater of $7,000 or six and a half times the aggregate royalties we paid in the fiscal year immediately preceding the date of the exercise of the option. We incurred royalty expense of $629, $510 and $389, respectively, for fiscal 2004, 2003 and 2002, relating to the Mariz licensing agreement.

Retirement Plan - We sponsor a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. We make discretionary contributions of 50% of the employee’s contributions up to the first six percent of the employee’s compensation. Contributions to this plan were $355, $345 and $392, respectively, for fiscal 2004, 2003 and 2002.

12.       RELATED PARTY TRANSACTIONS

Significant related party transactions, not otherwise disclosed, are summarized below.

Payments to reimburse WHF for Company expenses (including primarily advertising, insurance, endorsements, retirement benefits and royalties) for fiscal 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Operating expenses	$829	$1,897	$2,350
Other	250	250	250

Total	$1,079	$2,147	$2,600

13.       OPERATING SEGMENTS

We are organized into three business units: The Schiff Specialty Unit, the Haleko Unit (our primary European subsidiary) and the Active Nutrition Unit. The business units are managed independently, each with its own sales and marketing resources, and supported by common product research and development, operations and technical services and administrative functions.

We manufacture and market nutritional products, including a full line of specialty supplements, vitamins and minerals through our Schiff Specialty Unit. Schiff Specialty Unit products are marketed primarily in the United States through mass-market distribution channels. We manufacture and market nutritional products, including a full line of sports nutrition supplements, together with certain other nutraceuticals within our Haleko Unit. Haleko Unit products are marketed primarily in Europe through mass market and health club and gym distribution channels. We also manufacture and market a variety of sports nutrition, nutritional bar and weight management products through our Active Nutrition Unit. The Active Nutrition Unit also includes certain Schiff branded products marketed outside the United States. Active Nutrition Unit products are marketed domestically and internationally primarily through mass market and health club and gym distribution channels.

The accounting policies of these business units are the same as those described in Note 1 to the consolidated financial statements. We evaluate the performance of our business units based on actual and expected operating results of the respective business units. Segment reporting information is provided for fiscal 2004, 2003 and 2002. Certain amounts, including litigation settlement income, asset impairment loss, and severance, recruiting and reorganization costs were not allocated to the respective business units for fiscal 2002 because we did not consider such items a part of ongoing operations. Certain domestic assets are not allocated to the Schiff Specialty and Active Nutrition Units. Accordingly, asset segment information is provided on a total domestic and non-domestic basis consistent with the manner in which management evaluates the business.

Effective in our fiscal 2004 first quarter, we reclassified the Weider Germany branded business from our Haleko Unit to our Active Nutrition Unit. Accordingly, Weider Germany branded sales are included in Active Nutrition’s operating results. Haleko continues to provide manufacturing services for the Weider Germany business and therefore also includes the sales (transfer) of these products in its stand-alone private label operating results. These inter-business unit sales from Haleko to Active Nutrition are eliminated in the consolidated financial statements. We have not restated the prior year business unit information to reflect this change because it was not practicable to do so.

F - 18

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

Segment information for fiscal 2004, 2003 and 2002 is summarized as follows:

2004:	Net Sales	Income (Loss) from Operations	Interest Expense

Schiff Specialty	$157,562	$13,219	$925
Haleko	66,846	3,058	483
Active Nutrition	38,358	(2,584)	92
Eliminations	(5,238)	(12)	(92)

	$257,528	$13,681	$1,408

2003:	Net Sales	Income from Operations	Interest Expense

Schiff Specialty	$144,309	$13,606	$1,682
Haleko	63,830	1,955	539
Active Nutrition	35,331	1,555	192
Eliminations	(2,616)	--	--

	$240,854	$17,116	$2,413

2002:	Net Sales	Income (Loss) from Operations	Interest Expense

Schiff Specialty	$150,558	$19,997	$1,376
Haleko	74,538	(1,334)	2,232
Active Nutrition	57,921	(5,704)	1,121
Unallocated	--	(10,099)	--
Eliminations	(2,196)	(73)	--

	$280,821	$2,787	$4,729

Reconciliation of assets for the reportable segments is as follows at May 31:
	2004	2003

Total domestic assets	$127,376	$128,116
Total international assets	46,689	49,101
Eliminations	(59,141)	(62,279)

Total	$114,924	$114,938

Capital expenditures for domestic and international operations amounted to approximately $689 and $991, respectively, for fiscal 2004; $1,158 and $523, respectively, for fiscal 2003; and $1,942 and $724, respectively, for fiscal 2002.

F - 19

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (dollars in thousands, except share data)

14.       QUARTERLY RESULTS (UNAUDITED)

Quarterly results (unaudited) for fiscal 2004 and 2003 are as follows:

	Quarter Ended
2004:	Aug. 31	Nov. 30	Feb. 29	May 31

Net sales	$63,641	$60,760	$67,485	$65,642
Gross profit	24,293	23,088	25,590	24,904
Income from operations	3,058	4,074	4,271	2,278
Income tax expense	1,088	1,547	1,655	638
Net income	2,195	2,666	2,565	1,461
Basic net income per share	.08	.10	.10	.06
Diluted net income per share	.08	.10	.10	.05

	Quarter Ended
2003:	Aug. 31	Nov. 30	Feb. 28	May 31

Net sales	$69,328	$58,017	$57,728	$55,781
Gross profit	28,113	21,869	20,885	21,744
Income from operations	9,031	6,209	1,500	376
Income tax expense (benefit)	3,371	1,699	494	(36)
Cumulative effect of change in accounting principle	(15,392)	--	--	--
Net income (loss)	(10,904)	2,281	808	281
Basic and diluted net income (loss) per share	(.42)	.09	.03	.01

15.       SUBSEQUENT EVENT

On August 18, 2004, we announced that we had reached an agreement in principle to sell certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to WHF, a privately held company headquartered in California and our majority stockholder. The terms provide for a purchase price of approximately $7.6 million in exchange for assets relating to the domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to the international Weider branded business, and the assumption of certain associated liabilities by WHF. The final sales price is subject to upward or downward adjustment based upon the determination of the divested business’ final working capital balance.

We have formed a Special Committee of our Board of Directors to negotiate, review and finalize the potential transaction. The potential transaction is subject to customary conditions, including among other matters, the negotiation, and execution of a definitive purchase agreement, our receipt of a fairness opinion from an independent financial advisor, and the approval of our board of directors and the board of directors of WHF.

For the fiscal year ended May 31, 2004, the Weider branded business generated net sales of approximately $28.0 million and incurred an operating loss of approximately $3.0 million (excluding certain indirect costs primarily consisting of general and administrative expenses).

F - 20

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended May 31, 2004, 2003 and 2002
(In Thousands)

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs / Expenses	Additions (Reductions) via Acquisition / Divestiture	Deductions	Balance at End of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

2002	$4,671	$1,300	$(333)	$(1,031)	$4,607
2003	$4,607	$583	$(719)	$(1,166)	$3,305
2004	$3,305	$10	$--	$(1,134)	$2,181

ALLOWANCE FOR SALES RETURNS AND DISCOUNTS:

2002	$4,753	$20,793	$--	$(20,187)	$5,359
2003	$5,359	$20,191	$--	$(20,231)	$5,319
2004	$5,319	$19,256	$--	$(20,252)	$4,323

ALLOWANCE FOR UNREALIZABLE NOTES RECEIVABLE:

2002	$332	$1,620	$--	$--	$1,952
2003	$1,952	$--	$--	$(666)	$1,286
2004	$1,286	$(1,069)	$--	$(118)	$99

Quick Links

Part I
Item 1.  Business
Item 2   Properties
Item 3   Legal Proceedings
Item 4   Submission of Matters to a Vote of Security Holders
Part II
Item 5   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6   Selected Consolidated Financial and Operating Data
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A Quantitative and Qualitative Disclosures about Market Risk
Item 8   Financial Statements and Supplementary Data
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A Controls and Procedures
Part III
Item 10  Directors and Executive Officers of the Registrant
Item 11  Executive Compensation
Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13  Certain Relationships and Related Party Transactions
Item 14  Principal Accountant Fees and Services
Part IV
Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Weider Nutrition International, Inc. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Weider Nutrition International, Inc. Consolidated Balance Sheets
Weider Nutrition International, Inc. Consolidated Statements of Operations
Weider Nutrition International, Inc. Consolidated Statements of Stockholders’ Equity
Weider Nutrition International, Inc. Consolidated Statements of Cash Flows
Weider Nutrition International, Inc. Notes to Consolidated Financial Statements

1. Significant Accounting Policies
2. Divestitures
3. Receivables, Net
4. Inventories
5. Property and Equipment, Net
6. Goodwill and Intangible Assets, Net
7. Notes Receivable, Net
8. Long-Term Debt
9. Income Taxes
10. Management Incentive and Stock Plans
11. Commitments and Contingencies
12. Related Party Transactions
13. Operating Segments
14. Quarterly Results (unaudited)
15. Subsequent Event

Weider Nutrition International, Inc. Valuation and Qualifying Accounts