Form 10-Q
period 2004-08-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2004-10-14
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2004

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
(801) 975-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes No ☒

The number of shares outstanding of the Registrant’s common stock is 26,079,641 (as of September 30, 2004).

Weider Nutrition International, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Weider Nutrition International Inc. and Subsidiaries - Condensed Consolidate Balance Sheets
Weider Nutrition International Inc. and Subsidiaries - Condensed Consolidated Statements of Income
Weider Nutrition International Inc. and Subsidiaries - Condensed Consolidates Statements of Cash Flows
Weider Nutrition International Inc. and Subsidiaries - Notes to Condensed Consolidated Financial Statements
1.	Basis of Presentation and Other Matters
2.	Receivables, Net
3.	Inventories
4.	Goodwill and Intangible Assets, Net
5.	Operating Segments
6.	Sales to Major Customers
7.	Commitments and Contingencies
8.	Recently Issued Accounting Standards
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
Results of Operations (unaudited)
Liquidity and Capital Resources
Critical Accounting Policies and Estimates
Impact of Inflation
Seasonality
Forward Looking Statements
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures
            Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            Exhibit 31.2 - Certification of Chief Financial Officerpursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            Exhibit 32.1 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31,	May 31,
	2004	2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,528	$7,449
Receivables, net	33,910	35,620
Inventories	32,252	28,431
Prepaid expenses and other	2,566	5,021
Deferred taxes	2,783	2,419

Total current assets	86,039	78,940

Property and equipment, net	24,218	24,618

Other assets:
Goodwill	4,346	4,346
Intangible assets, net	4,903	5,146
Deposits and other assets	1,654	1,874

Total other assets	10,903	11,366

Total assets	$121,160	$114,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,897	$16,116
Accrued expenses	13,548	15,277
Current portion of long-term debt	1,438	1,091
Income taxes payable	1,006	--

Total current liabilities	33,889	32,484

Long-term debt	--	133

Deferred taxes	7,811	6,494

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares
authorized-10,000,000; no shares issued and outstanding	--	--
Class A common stock, par value $.01 per share; shares
authorized-50,000,000; shares issued and outstanding-11,105,997 and 11,127,166	111	111
Class B common stock, par value $.01 per share; shares
authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	83,809	83,902
Deferred compensation costs	(586)	(635)
Other accumulated comprehensive loss	(4,057)	(4,060)
Retained earnings (accumulated deficit)	33	(3,655)

Total stockholders’ equity	79,460	75,813

Total liabilities and stockholders’ equity	$121,160	$114,924

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended August 31,
	2004	2003

Net sales	$69,766	$63,641

Cost of goods sold	41,847	39,348

Gross profit	27,919	24,293

Operating expenses:
Selling and marketing	13,995	14,496
General and administrative	6,294	5,383
Research and development	1,174	1,214
Amortization of intangible assets	267	142

Total operating expenses	21,730	21,235

Income from operations	6,189	3,058

Other income (expense):
Interest income	22	147
Interest expense	(178)	(333)
Other, net	(35)	(155)

Total other expense, net	(191)	(341)

Income from continuing operations before income taxes	5,998	2,717
Income tax expense	2,310	1,088

Net income from continuing operations	3,688	1,629
Income from discontinued operations, net of income taxes	--	566

Net income	$3,688	$2,195

Weighted average shares outstanding:
Basic	25,745,747	26,237,002
Diluted	26,563,674	26,744,821

Net income per share-basic and diluted:
Net income from continuing operations	$0.14	$0.06
Net income from discontinued operations	--	0.02

Net income	$0.14	$0.08

Comprehensive income	$3,691	$3,030

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended August 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,688	$2,195
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for (recovery of) bad debts	19	(455)
Deferred taxes	953	1,226
Depreciation and amortization	1,324	1,225
Loss (gain) on sale of assets held for sale and property and equipment	1	(950)
Amortization of financing fees	99	102
Amortization of deferred compensation costs	73	24
Tax benefit from stock options exercised	3	--
Changes in operating assets and liabilities:
Receivables	1,691	(4,019)
Inventories	(3,821)	(1,836)
Prepaid expenses and other	2,455	1,628
Deposits and other assets	97	(54)
Accounts payable	1,781	2,414
Other current liabilities	(731)	(2,388)

Net cash provided by (used in) operating activities	7,632	(888)

Cash flows from investing activities:
Purchase of property and equipment	(713)	(330)
Purchase of intangibles	(7)	--
Proceeds from disposition of assets held for sale and property and equipment	--	6,510
Collection of notes receivable	--	4

Net cash provided by (used in) investing activities	(720)	6,184

Cash flows from financing activities:
Issuance of common stock	12	--
Acquisition and retirement of treasury stock	(108)	--
Net change in revolving line-of-credit	(2)	50
Proceeds from debt	380	109
Payments on debt	(160)	(4,256)

Net cash provided by (used in) financing activities	122	(4,097)

Effect of exchange rate changes on cash	45	102

Increase in cash and cash equivalents	7,079	1,301
Cash and cash equivalents, beginning of period	7,449	3,463

Cash and cash equivalents, end of period	$14,528	$4,764

See notes to condensed consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

1.   BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) do not include all disclosures provided in our annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2004 as filed with the Securities and Exchange Commission. The May 31, 2004 consolidated balance sheet was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

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

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets of our Haleko Venice Beach® sports apparel business to Hucke AG, a German apparel company, for initial net cash proceeds of approximately $6,510. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the operating results for Venice Beach are reflected as discontinued operations for the fiscal 2004 first quarter. Accordingly, we recognized after-tax income from discontinued operations of approximately $566, including an after-tax gain on disposal of approximately $578. Fiscal 2004 first quarter results from discontinued operations were subsequently impacted by certain lease related and other costs, as well as by final settlement of net assets sold in the transaction, which ultimately resulted in cumulative net cash proceeds of approximately $7.1 million and income from discontinued operations, net of income taxes, of approximately $0.8 million for fiscal 2004.

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of these restricted shares was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period. During the fiscal 2005 first quarter, 124,600 of these restricted shares vested. During the fiscal 2004 first quarter, 128,000 of these restricted shares vested and 13,600 were cancelled as a result of the voluntary termination of certain employees.

We disclose the effect of SFAS No. 123 “Accounting for Stock-Based Compensation”, on a proforma basis and continue to follow Accounting Principles Board (“APB”) Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation.

Proforma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options and unvested restricted stock under the fair value method of SFAS No. 123. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. Our proforma net income and net income per share for the fiscal 2005 and 2004 first quarters are as follows:

	2005	2004

Net income, as reported	$3,688	$2,195
Net income, proforma	3,591	2,151
Basic net income per share, as reported	0.14	0.08
Diluted net income per share, as reported	0.14	0.08
Basic net income per share, proforma	0.14	0.08
Diluted net income per share, proforma	0.14	0.08

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

2.   RECEIVABLES, NET

Receivables, net, consist of the following:
	August 31,	May 31,
	2004	2004

Trade accounts	$39,777	$40,982
Other, including income taxes	627	1,142

	40,404	42,124
Less allowance for doubtful accounts, sales returns and discounts	(6,494)	(6,504)

Total	$33,910	$35,620

3.   INVENTORIES

       Inventories consist of the following:
	August 31,	May 31,
	2004	2004

Raw materials	$10,945	$7,814
Work in process	2,966	1,385
Finished goods	18,341	19,232

Total	$32,252	$28,431

4.   GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	August 31, 2004			May 31, 2004
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$--	$4,346	$4,346	$--	$4,346

Intangible assets-patents and trademarks	$10,462	$(5,559)	$4,903	$10,365	$(5,219)	$5,146

Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2005, is $1,056 (2005), $1,059 (2006), $1,035 (2007), $1,017 (2008), and $820 (2009).

The carrying amount of goodwill did not change during the fiscal 2005 first quarter or during fiscal 2004.

5.    OPERATING SEGMENTS

We are organized into three business units: The Schiff® Specialty unit, the Haleko unit (our primary European subsidiary) and the Active Nutrition unit. These business units are managed independently, each with its own sales and marketing resources, and supported by product research and development, operations and technical services and administrative functions.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

We manufacture and market nutritional products, including a full line of specialty supplements, vitamins and minerals through our Schiff Specialty unit. Schiff Specialty products are marketed primarily in the United States through mass market distribution channels. We manufacture and market nutritional products, including a full line of sports nutrition supplements, together with certain other nutraceuticals within our Haleko unit. Haleko products are marketed primarily in Europe through mass market and health club and gym distribution channels. We also manufacture and market a variety of sports nutrition, nutritional bar and weight management products through our Active Nutrition unit. Active Nutrition products are marketed domestically and internationally primarily through mass market and health club and gym distribution channels.

The accounting policies of these business units are the same as those described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2004. We evaluate the performance of our business units based on actual and expected operating results of the respective business units. Certain domestic assets are not allocated to the Schiff Specialty and Active Nutrition units. Accordingly, asset segment information is provided on a total domestic and non-domestic basis consistent with the manner in which management evaluates the business.

Effective in our fiscal 2005 first quarter, we retroactively reclassified Schiff export net sales and operating results from our Active Nutrition Unit to our Schiff Specialty Unit. Schiff export net sales and operating income previously included in Active Nutrition operating results for the fiscal 2004 first quarter were $1,013 and $540, respectively.

Segment information for the fiscal 2005 and 2004 first quarters is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2005:
Schiff Specialty	$41,762	$4,805	$123
Haleko	19,375	795	40
Active Nutrition	10,327	572	15
Eliminations	(1,698)	17	--

	$69,766	$6,189	$178

2004:
Schiff Specialty	$40,045	$3,552	$201
Haleko	16,519	160	130
Active Nutrition	8,410	(678)	20
Eliminations	(1,333)	24	(18)

	$63,641	$3,058	$333

Reconciliation of total assets for domestic and international operations is as follows:

	August 31,	May 31,
	2004	2004

Total domestic assets	$133,640	$127,376
Total international assets	46,952	46,689
Eliminations	(59,432)	(59,141)

Total	$121,160	$114,924

Capital expenditures for domestic and international operations were $654 and $59, respectively, for the fiscal 2005 first quarter, and $157 and $173, respectively, for the fiscal 2004 first quarter.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

6.    SALES TO MAJOR CUSTOMERS

Our two largest customers combined accounted for approximately 46% and 51%, respectively, of net sales for the fiscal 2005 and 2004 first quarters.  At August 31, 2004, and May 31, 2004, amounts due from these customers represented approximately 38% of total trade accounts receivable. Net sales of our Schiff Move Free® brand accounted for approximately 27% and 28%, respectively, of total net sales for the fiscal 2005 and 2004 first quarters.

7.    COMMITMENTS AND CONTINGENCIES

We are currently named as a defendant in two lawsuits alleging that consumption of certain of our discontinued products containing ephedra caused or contributed to injuries and damages. We dispute the allegations and our insurance carriers have assumed defense of one of the matters. The second matter is not covered by insurance. We believe that, after taking into consideration our insurance coverage, these lawsuits, if successful, generally would not have a material adverse effect on our results of operations and financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance, or a large adverse award in a lawsuit not covered by insurance, could have a material adverse effect on our results of operations and financial condition. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we previously sold.

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

8.    RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. We believe the adoption of EITF Issue No. 03-1 will not have a material impact on our results of operations and financial condition.

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

General
Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars consisting of approximately 800 stock keeping units. Our portfolio of recognized brands, including Schiff, Multipower®, Multaben, Weider® and Tiger's Milk®, are primarily marketed through mass market, health food store and health club and gym distribution channels. We market our branded nutritional supplement products, both domestically and internationally, in five principal categories: specialty supplements; vitamins and minerals; sports nutrition; weight management; and nutrition bars.

In fiscal 2005, we may experience gross margin and operating margin volatility due to several factors, including a continuing strong competitive environment, product enhancement and new product introduction initiatives, and potentially significant raw material pricing pressures, particularly in the joint care category.

For fiscal 2005, we expect to continue our efforts to defend our Schiff Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. Accordingly, we are in the process of introducing product enhancements on Schiff Move Free and launching Schiff Lubriflex3™, a new premium, proprietary joint care product.

On August 18, 2004, we announced the agreement in principle to sell certain assets of our Active Nutrition Unit relating to its Weider branded business domestically and internationally to WHF, a privately held company headquartered in California and our majority stockholder. The terms of the potential sale provide for a purchase price of approximately $7.6 million in exchange for assets relating to our domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business, and the assumption of certain associated liabilities by WHF. The final purchase price is subject to upward or downward adjustment based upon the determination of the divested business’ final working capital balance.

We have formed a Special Committee of our Board of Directors to negotiate, review and finalize the potential transaction. The potential transaction is subject to customary conditions, including among other matters, the negotiation and execution of a definitive purchase agreement, the receipt by us of a fairness opinion from an independent financial advisor, and the approval of the boards of directors of both our company and WHF. Under the direction of the Special Committee, investment bankers Houlihan Lokey Howard and Zurkin are currently performing a market valuation analysis for the Weider branded business. For the fiscal 2005 and 2004 first quarters, the Weider branded business generated net sales of approximately $8.4 million and $6.7 million, respectively, and incurred an operating income (loss) of approximately $0.8 million and $(0.6), respectively, excluding certain indirect costs primarily consisting of general and administrative expenses.

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets relating to Haleko's Germany-based Venice Beach sports apparel brand. The transaction included the sale of Venice Beach receivables, inventories, intellectual property and certain fixed assets and the assumption by the purchaser of approximately 47 Venice Beach employees. The initial net cash proceeds from the sale were approximately $6.5 million. In accordance with SFAS No. 144, operating results for Venice Beach are reflected as discontinued operations for the fiscal 2004 first quarter. Fiscal 2004 first quarter results from discontinued operations were subsequently impacted by certain lease related and other costs, as well as by final settlement of net assets sold in the transaction, which ultimately resulted in cumulative net cash proceeds of approximately $7.1 million and income from discontinued operations, net of income taxes, of approximately $0.8 million for fiscal 2004.

During fiscal 2004, we entered into settlement agreements with five former employees relating to certain outstanding notes due to us, including interest accrued thereon. As a result of the respective settlement agreements, we received an aggregate of $99,000 in cash and acquired and retired a total of

966,609 shares of our Class A common stock valued at approximately $3.8 million as full payment of principal and interest accrued on the notes. Settlement agreements entered into during the fiscal 2004 first quarter resulted in recoveries of previously recognized notes receivable valuation allowances of approximately $0.5 million, reflected as a reduction of general and administrative expense, and recognition of contractually due interest income of approximately $0.1 million.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended August 31, 2004 Compared to Three Months
Ended August 31, 2003

The following tables show comparative results for continuing operations, by business unit, for the three months ended August 31, 2004 and 2003. Certain indirect costs, including primarily general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies.

(in thousands)	Schiff Specialty	Haleko	Active Nutrition	Other (1)	Total
2004:
Net sales	$41,762	$19,375	$10,327	$(1,698)	$69,766
Cost of goods sold	25,843	11,741	5,961	(1,698)	41,847
Gross profit	15,919	7,634	4,366	--	27,919
Operating expenses:
Selling and marketing	6,740	4,684	2,571	--	13,995
General and administrative	3,505	1,770	1,019	--	6,294
Research and development	868	176	130	--	1,174
Amortization of intangible assets	1	209	74	(17)	267
Total operating expenses	11,114	6,839	3,794	(17)	21,730

Income from operations	$4,805	$795	$572	$17	$6,189

2003:
Net sales	$40,045	$16,519	$8,410	$(1,333)	$63,641
Cost of goods sold	25,686	10,037	4,958	(1,333)	39,348
Gross profit	14,359	6,482	3,452	--	24,293
Operating expenses:
Selling and marketing	6,978	4,542	2,976	--	14,496
General and administrative	2,955	1,519	909	--	5,383
Research and development	853	184	177	--	1,214
Amortization of intangible assets	21	77	68	(24)	142
Total operating expenses	10,807	6,322	4,130	(24)	21,235

Income (loss) from operations	$3,552	$160	$(678)	$24	$3,058

(1) Amounts include inter-business unit sales and expense eliminations.

Net Sales. Net sales increased approximately 9.6% to $69.8 million for the fiscal 2005 first quarter, from $63.6 million for the fiscal 2004 first quarter. Overall, the increase in net sales was primarily attributable to an increase in Schiff Specialty joint product sales, improvement in our Haleko and Weider Europe branded businesses and favorable foreign currency exchange rates.

Schiff Specialty net sales increased approximately 4.3% to $41.8 million for the fiscal 2005 first quarter, from $40.0 million for the fiscal 2004 first quarter. The increase was primarily due to an increase in joint product sales. Move Free net sales were $19.2 million and $18.1 million, respectively, for the fiscal 2005 and 2004 first quarters. The joint product net sales results were partially offset by decreased sales of other Schiff branded and private label products and an increase in promotion costs classified as a reduction in net sales. We have retroactively reclassified and included our Schiff export business into our Schiff Specialty unit. Schiff export net sales of approximately $0.8 million and $1.0 million for the fiscal 2005 and 2004 first quarters, respectively, were previously included in our Active Nutrition business unit.

Haleko net sales, including the positive impact of foreign currency exchange rates, increased approximately 17.3% to $19.4 million for the fiscal 2005 first quarter, from $16.5 million for the fiscal 2004 first quarter.  Excluding approximately $1.0 million of favorable foreign currency exchange impact, net sales increased approximately 11.0%, primarily due to core brand relaunch efforts and private label growth.

Active Nutrition net sales increased approximately 22.8% to $10.3 million for the fiscal 2005 first quarter, from $8.4 million for the fiscal 2004 first quarter. The increase was primarily attributable to incremental distribution in our Weider branded European business and the impact of foreign currency exchange rates.

Gross Profit. Gross profit increased approximately 14.9% to $27.9 million for the fiscal 2005 first quarter, from $24.3 million for the fiscal 2004 first quarter. Gross profit increased in each of our business units, primarily resulting from increased sales, changes in sales mix and a reduction in sales returns and inventory related charges. Gross profit, as a percentage of net sales, was 40.0% for the fiscal 2005 first quarter, compared to 38.2% for the fiscal 2004 first quarter. Gross profit percentage increased primarily in our Schiff Specialty unit with more modest increases in our Haleko and Active Nutrition business units.

Schiff Specialty gross profit increased approximately 10.9% to $15.9 million for the fiscal 2005 first quarter, from $14.4 million for the fiscal 2004 first quarter. Gross profit, as a percentage of net sales, was 38.1% for the fiscal 2005 first quarter, compared to 35.9% for the fiscal 2004 first quarter. The percentage increase resulted primarily from an increase in higher margin Schiff Move Free and other joint product sales, as well as a decrease in lower margin private label sales volume.

Haleko gross profit increased approximately 17.8% to $7.6 million for the fiscal 2005 first quarter, from $6.5 million for the fiscal 2004 first quarter primarily resulting from increased sales. Gross profit, as a percentage of net sales, remained relatively consistent at 39.4% and 39.2%, respectively, for the fiscal 2005 and 2004 first quarters.

Active Nutrition gross profit increased approximately 26.5% to $4.4 million for the fiscal 2005 first quarter, from $3.5 million for the fiscal 2004 first quarter primarily resulting from increased sales. Gross profit, as a percentage of net sales, was 42.3% for the fiscal 2005 first quarter, compared to 41.0% for the fiscal 2004 first quarter. The percentage increase was primarily attributable to reduced charges for inventory valuation and sales return adjustments.

Operating Expenses. Operating expenses increased approximately 2.3% to $21.7 million for the fiscal 2005 first quarter, from $21.2 million for the fiscal 2004 first quarter. An increase in general and administrative expense was partially offset by a decrease in selling and marketing costs, primarily reflected in our Schiff Specialty and Active Nutrition business units.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $14.0 million for the fiscal 2005 first quarter, from $14.5 million for the fiscal 2004 first quarter. The decrease in selling and marketing expenses resulted primarily from an increase in promotional costs classified as a direct reduction of net sales. Increases in direct sales incentives provided to customers were offset by reduced media advertising, primarily in our Schiff Specialty unit.

General and administrative expenses increased to approximately $6.3 million for the fiscal 2005 first quarter, from $5.4 million for the fiscal 2004 first quarter. The prior period amount includes approximately $0.5 million in recoveries of previously recognized notes receivable valuation allowances, which is reflected as a reduction in general and administrative expense.

Research and development costs remained constant at approximately $1.2 million quarter over quarter. Amortization of intangibles increased due to a reduction in the estimated remaining useful lives of certain Haleko unit trademarks.

Other Income/Expense. Other income/expense, net, was $0.2 million expense for the fiscal 2005 first quarter, compared to $0.3 million expense for the fiscal 2004 first quarter. Interest expense decreased as a result of reduced aggregate indebtedness and a reduction of financing fees under the current credit facility. Fiscal 2004 first quarter interest income includes interest recognized from the settlement of certain notes receivable.

Provision for Income Taxes. Provision for income taxes was $2.3 million for the fiscal 2005 first quarter, compared to $1.1 million for the fiscal 2004 first quarter. The change resulted primarily from an increase in pre-tax income, partially offset by a modest reduction in our effective tax rate.

Liquidity and Capital Resources

Working capital increased $5.6 million to approximately $52.1 million at August 31, 2004, from $46.5 million at May 31, 2004.  Working capital at August 31, 2004 includes an increase in inventories primarily due to joint product category growth, some build-up of raw materials, our pending Lubriflex3 new product launch and foreign currency impact.

Effective June 30, 2000, we were party to a senior credit facility (the “Credit Facility”) with Bankers Trust Company, on behalf of our domestic subsidiaries. The Credit Facility, as subsequently amended, was comprised of a $45.0 million revolving loan. Under the revolving loan, we were able to borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory. The Credit Facility contained customary terms and conditions, including, among others, financial covenants regarding minimum cash flows and limitations on indebtedness and our ability to pay dividends under certain circumstances. Our obligations under the Credit Facility were secured by a first priority lien on all owned or acquired tangible and intangible assets of our domestic subsidiaries. The Credit Facility was being used to fund our normal working capital and capital expenditure requirements. The Credit Facility was terminated on June 30, 2004 in favor of a new credit facility discussed below.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Weider Nutrition Group, Inc. (“WNG”), a new $25.0 million revolving credit facility (the “New Credit Facility”) with KeyBank National Association, as Agent. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants and certain restrictions. Our obligations under the New Credit Facility are secured by a first priority security interest on all of the capital stock of WNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to the lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the New Credit Facility bear interest at floating rates based on KeyBank National Association prime rate or the Federal Funds effective rate, and the New Credit Facility matures on June 30, 2007, with options for one-year extensions under certain circumstances. The New Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At August 31, 2004, there were no amounts outstanding and $25.0 million was available under the New Credit Facility.

Our European working capital needs (primarily our Haleko business unit) are supported by a Germany-based secured credit facility (the “Haleko Facility”) that is subject to annual renewal in or around June. Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. In July 2004, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $9.6 million (at recent exchange rates) on terms substantially similar to the previous facility. At August 31, 2004, there was approximately $0.8 million outstanding and $8.3 million available under the Haleko Facility.

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

A summary of our outstanding contractual obligations at August 31, 2004 is as follows:

(in thousands) Contractual Cash Obligations	Total Amounts Committed	Less than 1 year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$1,438	$1,438	$--	$--	$--
Operating leases	22,932	3,240	5,683	5,728	8,281
Purchase obligations	30,364	30,364	--	--	--

Total obligations	$54,734	$35,042	$5,683	$5,728	$8,281

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, valuation of deferred tax assets and recoverability of long-lived assets. Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2004, filed with the Securities and Exchange Commission, describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:
•    We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•    We maintain allowances for doubtful accounts, notes receivable, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. We also consider collateral values and other factors in evaluating collectibility of notes receivable. Actual results may differ resulting in adjustment of the respective allowance(s).

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
Impact of Inflation

Historically, we have been able to pass inflationary increases for raw materials and other costs on to our customers through price increases. While we will continue efforts to do so in the future, we cannot assure you that we will be successful.

Seasonality

Our business can be seasonal, with fluctuations in sales resulting from timing of marketing and promotional activities, customer buying patterns and consumer spending patterns. In addition, as a result of changes in product sales mix, competitive conditions, raw material pricing pressures and other factors, as discussed above, we experience fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

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

Important factors that may cause these forward looking statements to be false include, but are not limited to:
  the inability to reach a definitive agreement with WHF regarding the sale of certain Weider branded assets;
  the inability to successfully implement marketing and promotional programs behind our Schiff Move Free brand and other branded new products;
  the inability to successfully launch and gain distribution for our Schiff Lubriflex3 product and Schiff Move Free product enhancements;
  the inability to achieve cost savings and operational efficiencies;
  the inability to increase operating margins and increase revenues;
  dependence on individual products and customers;
  the inability to successfully relaunch brands in our Haleko business unit;
  the impact of competitive products and pricing, including private label;
  market and industry conditions, including pricing, demand for products, level of trade inventories and raw materials availability and pricing;
  the success of product development and the inability to obtain customer acceptance of new product introductions;
  changes in laws and regulations, including recently proposed FDA regulations regarding good manufacturing practices;
  litigation and government regulatory action;
  lack of available product liability insurance for products containing ephedra;
  adverse publicity regarding the consumption of nutritional supplements;
  changes in accounting standards; and
  other factors indicated from time to time in our SEC reports, copies of which are available upon request from our investor relations department or may be  obtained at the SEC's website (www.sec.gov).
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion involves forward-looking statements of market risk which assume that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered our projections of future events or losses.

Our cash flows and net earnings are subject to fluctuations resulting from changes in interest rates and foreign exchange rates. We currently are party to one modest interest rate derivative relating to our Haleko business unit. Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposure. We do not use financial instruments for trading purposes.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth in Note 7 to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A Common Stock during the fiscal 2005 first quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

June 1 - June 30	--	--	--	--

July 1 - July 31	--	--	--	--

August 1 - August 31	27,406(1)	$3.95	--	--

Total	27,406	$3.95	--	--

(1) Repurchase of these shares was to satisfy employee tax withholding obligations due upon vesting of restricted shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIDER NUTRITION INTERNATIONAL, INC.

Date: October 14, 2004	By: /s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive
Officer and Director

Date: October 14, 2004	By: /s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and
Chief Financial Officer

