Form 10-Q
period 2004-11-30
WEIDER NUTRITION INTERNATIONAL INC
filed 2005-01-14
CIK 1022368

Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2004

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

The number of shares outstanding of the Registrant’s common stock is 26,087,641 (as of January 12, 2005).

Go to Index

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2004	May 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,113	$7,449
Receivables, net	32,093	35,620
Inventories	36,860	28,431
Prepaid expenses and other	4,876	5,021
Deferred taxes	2,240	2,419

Total current assets	96,182	78,940

Property and equipment, net	24,074	24,618

Other assets:
Goodwill	4,346	4,346
Intangible assets, net	4,878	5,146
Deposits and other assets	795	1,874

Total other assets	10,019	11,366

Total assets	$130,275	$114,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,449	$16,116
Accrued expenses	13,178	15,277
Current portion of long-term debt	2,673	1,091
Income taxes payable	1,581	--

Total current liabilities	36,881	32,484

Long-term debt	--	133

Deferred taxes	10,119	6,494

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares
authorized-10,000,000; no shares issued and outstanding	--	--
Class A common stock, par value $.01 per share; shares
authorized-50,000,000; shares issued and outstanding-
11,106,993 and 11,127,166	111	111
Class B common stock, par value $.01 per share; shares
authorized-25,000,000; shares issued and
outstanding-14,973,148	150	150
Additional paid-in capital	83,816	83,902
Deferred compensation costs	(536)	(635)
Other accumulated comprehensive loss	(3,763)	(4,060)
Retained earnings (accumulated deficit)	3,497	(3,655)

Total stockholders’ equity	83,275	75,813

Total liabilities and stockholders’ equity	$130,275	$114,924

See notes to condensed consolidated financial statements.

Go to Index

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended November 30,
	2004	2003

Net sales	$66,959	$60,760

Cost of goods sold	41,927	37,672

Gross profit	25,032	23,088

Operating expenses:
Selling and marketing	11,845	13,663
General and administrative	6,034	4,248
Research and development	1,180	962
Amortization of intangible assets	266	141

Total operating expenses	19,325	19,014

Income from operations	5,707	4,074

Other income (expense):
Interest income	95	581
Interest expense	(93)	(309)
Other, net	(76)	(216)

Total other income (expense), net	(74)	56

Income from continuing operations before income taxes	5,633	4,130
Income tax expense	2,169	1,547

Net income from continuing operations	3,464	2,583
Income from discontinued operations, net of income taxes	--	83

Net income	$3,464	$2,666

Weighted average shares outstanding:
Basic	25,719,341	26,085,336
Diluted	26,486,673	27,175,959

Net income per share-basic and diluted:
Net income from continuing operations	$0.13	$0.10
Net income from discontinued operations	--	--

Net income	$0.13	$0.10

Comprehensive income	$3,758	$2,807

See notes to condensed consolidated financial statements.

Go to Index

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Six Months Ended November 30,
	2004	2003

Net sales	$136,725	$124,401

Cost of goods sold	83,774	77,020

Gross profit	52,951	47,381

Operating expenses:
Selling and marketing	25,840	28,159
General and administrative	12,328	9,632
Research and development	2,354	2,176
Amortization of intangible assets	533	283

Total operating expenses	41,055	40,250

Income from operations	11,896	7,131

Other income (expense):
Interest income	117	728
Interest expense	(271)	(642)
Other	(111)	(371)

Total other expense, net	(265)	(285)

Income from continuing operations before income taxes	11,631	6,846
Income tax expense	4,479	2,633

Net income from continuing operations	7,152	4,213
Income from discontinued operations, net of income taxes	--	649

Net income	$7,152	$4,862

Weighted average shares outstanding:
Basic	25,732,544	26,161,169
Diluted	26,525,174	26,960,390

Net income per share-basic:
Net income from continuing operations	$0.28	$0.16
Net income from discontinued operations	--	0.02

Net income	$0.28	$0.18

Net income per share-diluted:
Net income from continuing operations	$0.27	$0.16
Net income from discontinued operations	--	0.02

Net income	$0.27	$0.18

Comprehensive income	$7,449	$5,838

See notes to condensed consolidated financial statements.

Go to Index

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended November 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,152	$4,862
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Recovery of bad debts	(87)	(1,122)
Deferred taxes	3,804	3,408
Depreciation and amortization	2,662	2,498
Interest income on settlement of notes receivable	--	(609)
Gain on disposition of net assets held for sale and property and equipment	(27)	(1,301)
Amortization of financing fees	113	168
Amortization of deferred compensation costs	139	93
Tax benefit from stock options exercised	4	--
Changes in operating assets and liabilities:
Receivables	3,614	(5,384)
Inventories	(8,429)	(4,224)
Prepaid expenses and other	145	617
Deposits and other assets	25	(111)
Accounts payable	3,333	2,189
Other current liabilities	(550)	(2,360)

Net cash provided by (used in) operating activities	11,898	(1,276)

Cash flows from investing activities:
Purchase of property and equipment	(1,082)	(773)
Purchase of intangibles	(7)	(224)
Proceeds from disposition of assets held for sale and property and equipment	928	6,898
Collection of notes receivable	--	4

Net cash provided by (used in) investing activities	(161)	5,905

Cash flows from financing activities:
Issuance of common stock	18	40
Acquisition and retirement of treasury stock	(108)	--
Net change in revolving line-of-credit	(2)	1,793
Proceeds from debt	2,374	2,738
Payments on debt	(1,633)	(7,949)

Net cash provided by (used in) financing activities	649	(3,378)

Effect of exchange rate changes on cash	278	287

Increase in cash and cash equivalents	12,664	1,538
Cash and cash equivalents, beginning of period	7,449	3,463

Cash and cash equivalents, end of period	$20,113	$5,001

See notes to condensed consolidated financial statements.

Go to Index

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

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets relating to Haleko’s Venice Beach® sports apparel business to Hucke AG, a German apparel company, for initial cumulative net cash proceeds of approximately $6,898. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the operating results for Venice Beach are reflected as discontinued operations for the three and six months ended November 30, 2003. Accordingly, we recognized after-tax income from discontinued operations of approximately $649, including an after-tax gain on disposal of approximately $831, for the six months ended November 30, 2003. Results from discontinued operations for the six months ended November 30, 2003 were subsequently impacted by certain lease related and other costs, as well as by final settlement of net assets sold in the transaction. Ultimately, cumulative net cash proceeds amounted to approximately $7,134 and income from discontinued operations, net of income taxes, amounted to approximately $812 for fiscal 2004.

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of these restricted shares was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period. During the fiscal 2005 second quarter, 124,600 of these restricted shares vested. Concurrent with vesting, we reacquired (and ultimately retired) 27,406 shares from certain employees in connection with the payment of individual income taxes. During the fiscal 2004 second quarter, 128,000 of these restricted shares vested and 13,600 were cancelled as a result of the voluntary termination of certain employees.

We disclose the effect of SFAS No. 123, “Accounting for Stock-Based Compensation”, on a proforma basis and continue to follow Accounting Principles Board (“APB”) Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation.

Proforma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options and unvested restricted stock under the fair value method of SFAS No. 123. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. Our proforma net income and net income per share are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003

Net income, as reported	$3,464	$2,666	$7,152	$4,862
Net income, proforma	3,348	2,570	6,939	4,722
Basic net income per share, as reported	0.13	0.10	0.28	0.18
Diluted net income per share, as reported	0.13	0.10	0.27	0.18
Basic net income per share, proforma	0.13	0.10	0.27	0.18
Diluted net income per share, proforma	0.13	0.09	0.26	0.18

Go to Index

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

2.    RECEIVABLES, NET

Receivables, net, consist of the following:
	November 30, 2004	May 31, 2004

Trade accounts	$38,002	$40,982
Other, including income taxes	724	1,142

	38,726	42,124
Less allowance for doubtful accounts, sales returns and discounts	(6,633)	(6,504)

Total	$32,093	$35,620

3.           INVENTORIES

Inventories consist of the following:
	November 30, 2004	May 31, 2004

Raw materials	$12,672	$7,814
Work in process	2,792	1,385
Finished goods	21,396	19,232

Total	$36,860	$28,431

4.    GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	November 30, 2004			May 31, 2004
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$--	$4,346	$4,346	$--	$4,346

Intangible assets-patents and trademarks	$10,946	$(6,068)	$4,878	$10,365	$(5,219)	$5,146

Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2005, is $1,066 (2005), $1,063 (2006), $1,037 (2007), $1,015 (2008), and $942 (2009).

The carrying amount of goodwill did not change during the first six months of fiscal 2005 or during fiscal 2004.

Go to Index

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

Effective in our fiscal 2005 first quarter, we retroactively reclassified Schiff export net sales and operating results from our Active Nutrition unit to our Schiff Specialty unit. Schiff export net sales and operating income previously included in Active Nutrition operating results were $560 and $256, respectively, for the fiscal 2004 second quarter, and $1,573 and $796, respectively, for the six months ended November 30, 2003.

Segment information for the three months ended November 30, 2004 and 2003 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2004:
Schiff Specialty	$42,310	$5,157	$42
Haleko	16,232	346	38
Active Nutrition	9,364	279	13
Eliminations	(947)	(75)	--

	$66,959	$5,707	$93

2003:
Schiff Specialty	$36,453	$3,479	$201
Haleko	16,510	909	126
Active Nutrition	9,195	(340)	21
Eliminations	(1,398)	26	(39)

	$60,760	$4,074	$309

Go to Index

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

Segment information for the six months ended November 30, 2004 and 2003 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense
2004:
Schiff Specialty	$84,072	$9,962	$165
Haleko	35,607	1,141	78
Active Nutrition	19,691	851	28
Eliminations	(2,645)	(58)	--

	$136,725	$11,896	$271

2003:
Schiff Specialty	$76,498	$7,031	$402
Haleko	33,029	1,068	256
Active Nutrition	17,605	(1,017)	41
Eliminations	(2,731)	49	(57)

	$124,401	$7,131	$642

Reconciliation of total assets for domestic and international operations is as follows:

	November 30, 2004	May 31, 2004

Total domestic assets	$141,733	$127,376
Total international assets	48,049	46,689
Eliminations	(59,507)	(59,141)

Total	$130,275	$114,924

Capital expenditures for domestic and international operations were $829 and $253, respectively, for the six months ended November 30, 2004, and $325 and $448, respectively, for the six months ended November 30, 2003.

6.    CONCENTRATION RISK

Our two largest customers combined accounted for approximately 47% and 50%, respectively, of net sales for the six months ended November 30, 2004 and 2003. At November 30, 2004, and May 31, 2004, amounts due from these customers represented approximately 37% and 38%, respectively, of total trade accounts receivable. Net sales of our Schiff Move Free® brand accounted for approximately 25% of total net sales for the six months ended November 30, 2004 and 2003.

7.    COMMITMENTS AND CONTINGENCIES

In November 2004, we were named as a defendant in Willis v. American Body Building Products, Optimum Nutrition, Weider Nutrition et. al. filed in Illinois state court. The lawsuit alleges that consumption of an American Body Building brand product containing ephedra caused injuries and damages to the plaintiff. We sold the American Body Building brand to Optimum Nutrition (“Optimum”) in July 2002, and have tendered the matter to Optimum under the indemnification provisions of the related Asset Purchase Agreement. Optimum initially denied the tender for indemnification; however, we are contesting the denial of the indemnification coverage by Optimum. This matter is not covered by insurance. We dispute the allegations and are defending the matter.

Go to Index

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

We are currently named as a defendant in two other lawsuits alleging that consumption of certain of our discontinued products containing ephedra caused or contributed to injuries and damages. We dispute the allegations and our insurance carriers have assumed defense of one of the matters. The second matter is not covered by insurance. We believe that, after taking into consideration our insurance coverage, these lawsuits, if successful, generally would not have a material adverse effect on our results of operations and financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance (and are not covered by the indemnification provisions in the Willis matter), or a large adverse award in a lawsuit not covered by insurance or indemnification, could have a material adverse effect on our results of operations and financial condition. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we previously sold.

We were named as a defendant along with numerous other supplement and nutrition companies in purported class actions in Florida, Illinois and New Jersey state courts, alleging that androstenedione and other purportedly similar products were sold by defendants in violation of certain statutes and utilizing false and misleading claims and advertising. We disputed the allegations and contested the matter. In November 2004, we reached an agreement in principal with the plaintiffs to settle the matter on a nationwide basis. In agreeing to settle this matter, we have not admitted any wrongdoing. The terms of the settlement include the establishment of a fund by the Company to be used towards settlements with a nationwide class of plaintiffs. The fund will be distributed to potential claimants in cash or coupon dependent upon the type of proof of purchase or product use tendered by the potential claimant. If cash claims exceed $50,000, we may opt out (in our discretion) of the settlement agreement, and the litigation may proceed or be subject to further settlement negotiations. The settlement agreement also provides for the payment of plaintiffs’ attorneys fees and costs. In late December 2004, the court granted preliminary approval to the settlement agreement. In accounting for the settlement of this matter, we have taken into consideration the cash claim opt out provisions, cash and coupon redemption rates in similar settlement arrangements and typical redemption rates for coupons toward the purchase of our products.

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

8.    RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The adoption of EITF Issue No. 03-1 did not have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for stock Issued to Employees”. SFAS No. 123 (revised 2004) requires that costs resulting from all share-based payment transactions, a transaction in which an entity exchanges its equity instruments for goods or services, be recognized in the financial statements. Costs resulting from all share-based payment transactions will be determined by applying a fair-value-based measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The recognition and measurement provisions of SFAS No. 123 (revised 2004) are effective for all share-based payment transactions entered into after August 31, 2005. We have not determined the impact, if any, SFAS No. 123 (revised 2004) will have on our results of operations and financial condition.

Go to Index

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

We are continuing our efforts to defend our Schiff Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. Accordingly, we have introduced product enhancements to Schiff Move Free and launched Schiff Lubriflex3™, a new premium, proprietary joint care product. However, in the second half of fiscal 2005 and continuing into fiscal 2006, we anticipate escalating raw material costs (particularly in the joint care category), significant marketing support of the Libruflex3 launch, and continuing difficult economic conditions in Germany may negatively impact operating margins.

In August 2004, we announced an agreement in principle to potentially sell certain assets of our Active Nutrition business unit relating to our Weider branded business domestically and internationally. As of the date hereof, we have not entered into a definitive sale agreement. Under the direction of the Special Committee formed to oversee the transaction, the investment banking firm of Houlihan Lokey Howard and Zurkin has performed a market valuation analysis for the Weider branded business and solicited acquisition offers in addition to the previously announced offer made by Weider Health and Fitness. Discussions regarding the asset sale and our consideration of the offers submitted to the company are ongoing.

If the potential sale of the Weider branded business is consummated, we anticipate that we would change our corporate name and that the remaining portion of the Active Nutrition business unit would be incorporated into our Schiff Specialty business unit. For the six months ended November 30, 2004 and 2003, the Weider branded business generated net sales of approximately $15.8 million and $13.6 million, respectively, and incurred an operating income (loss) of approximately $1.0 million and $(1.1) million, respectively, excluding certain indirect costs primarily consisting of general and administrative expenses.

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets relating to Haleko’s Venice Beach sports apparel business for initial cumulative net cash proceeds of approximately $6.9 million. In accordance with SFAS No. 144, the operating results for Venice Beach are reflected as discontinued operations for the three and six months ended November 30, 2003. Results from discontinued operations for the six months ended November 30, 2003 were subsequently impacted by certain lease related and other costs, as well as by final settlement of net assets sold in the transaction. Ultimately, cumulative net cash proceeds amounted to approximately $7.1 million and income from discontinued operations, net of income taxes, amounted to approximately $0.8 million for fiscal 2004.

During fiscal 2004, we entered into settlement agreements with five former employees relating to certain outstanding notes due to us, including interest accrued thereon. As a result of the respective settlement agreements, we received an aggregate of $99,000 in cash and acquired and retired a total of 966,609 shares of our Class A common stock valued at approximately $3.8 million as full payment of principal and interest accrued on the notes. Settlement agreements entered into during the six months ended November 30, 2003, resulted in recoveries of previously recognized notes receivable valuation allowances of approximately $1.1 million, reflected as a reduction of general and administrative expense, and recognition of contractually due interest income of approximately $0.7 million.

Go to Index

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended November 30, 2004 Compared to Three Months
Ended November 30, 2003

The following tables show comparative results for continuing operations, by business unit, for the three months ended November 30, 2004 and 2003. Certain indirect costs, primarily including general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies.

(in thousands)	Schiff Specialty	Haleko	Active Nutrition	Other (1)	Total
2004:
Net sales	$42,310	$16,232	$9,364	$(947)	$66,959
Cost of goods sold	27,134	10,017	5,631	(855)	41,927
Gross profit	15,176	6,215	3,733	(92)	25,032
Operating expenses:
Selling and marketing	5,651	4,056	2,138	--	11,845
General and administrative	3,495	1,432	1,107	--	6,034
Research and development	872	170	138	--	1,180
Amortization of intangible assets	1	211	71	(17)	266
Total operating expenses	10,019	5,869	3,454	(17)	19,325

Income (loss) from operations	$5,157	$346	$279	$(75)	$5,707

2003:
Net sales	$36,453	$16,510	$9,195	$(1,398)	$60,760
Cost of goods sold	23,321	10,195	5,554	(1,398)	37,672
Gross profit	13,132	6,315	3,641	--	23,088
Operating expenses:
Selling and marketing	6,593	4,117	2,953	--	13,663
General and administrative	2,409	1,020	819	--	4,248
Research and development	630	190	142	--	962
Amortization of intangible assets	21	79	67	(26)	141
Total operating expenses	9,653	5,406	3,981	(26)	19,014

Income (loss) from operations	$3,479	$909	$(340)	$26	$4,074

(1) Amounts include inter-business unit sales and expense eliminations.

Net Sales. Net sales increased approximately 10.2% to $67.0 million for the fiscal 2005 second quarter, from $60.8 million for the fiscal 2004 second quarter. Overall, the increase in net sales was primarily attributable to an increase in Schiff Specialty branded and private label joint product sales and favorable foreign currency exchange rates.

Schiff Specialty net sales increased approximately 16.1% to $42.3 million for the fiscal 2005 second quarter, from $36.5 million for the fiscal 2004 second quarter. The increase was primarily due to an increase in Move Free sales, the launch of Lubriflex3 into several retail accounts and increases in export and private label sales. These positive sales results were partially offset by decreased sales of other Schiff branded products. Move Free net sales were $15.0 million and $12.7 million, respectively, for the fiscal 2005 and 2004 second quarters. As a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from the customer, we recently discontinued certain private label or contract manufacturing services. Net sales for the discontinued private label business amounted to approximately $6.8 million and $5.0 million, respectively, for the fiscal 2005 and 2004 second quarters.

We have retroactively reclassified and included our Schiff export business into our Schiff Specialty unit. Schiff export net sales of approximately $1.9 million and $0.6 million, respectively, for the fiscal 2005 and 2004 second quarters, were previously included in our Active Nutrition business unit.

Haleko net sales, including the positive impact of foreign currency exchange rates, decreased approximately 1.7% to $16.2 million for the fiscal 2005 second quarter, from $16.5 million for the fiscal 2004 second quarter. Excluding the favorable foreign currency exchange impact, net sales decreased approximately 9.4%, primarily due to a reduction in Multipower sales in Germany. The sales decrease is due primarily to a reduction in health gym customers resulting from heightened competitive pressures and continuing difficult economic conditions in Germany.

Active Nutrition net sales increased approximately 1.8% to $9.4 million for the fiscal 2005 second quarter, from $9.2 million for the fiscal 2004 second quarter. The increase was primarily attributable to incremental distribution in our Weider branded European business and the impact of foreign currency exchange rates, partially offset by a modest reduction in U.S. branded sales.

Go to Index

Gross Profit. Gross profit increased approximately 8.4% to $25.0 million for the fiscal 2005 second quarter, from $23.1 million for the fiscal 2004 second quarter. Gross profit increased in our Schiff Specialty unit and remained relatively constant in our Haleko and Active Nutrition units. Gross profit, as a percentage of net sales, was 37.4% for the fiscal 2005 second quarter, compared to 38.0% for the fiscal 2004 second quarter. Gross profit percentage remained relatively constant in each of our business units.

Schiff Specialty gross profit increased approximately 15.6% to $15.2 million for the fiscal 2005 second quarter, from $13.1 million for the fiscal 2004 second quarter, primarily resulting from the increase in net sales. Gross profit, as a percentage of net sales, remained relatively constant at 35.9% and 36.0%, respectively, for the fiscal 2005 and 2004 second quarters. Percentage increases from higher margin Move Free and other branded joint product sales were offset by an increase in lower margin private label sales, higher raw material costs and some redirection of marketing support to price discount-like promotions, which are accounted for as a direct reduction of sales. The redirection of marketing support was in response to competitive pricing conditions.

Haleko gross profit remained relatively constant at $6.2 million and $6.3 million, respectively, for the fiscal 2005 and 2004 second quarters. Gross profit, as a percentage of net sales, also remained relatively constant at 38.3% for the fiscal 2005 and 2004 second quarters.

Active Nutrition gross profit remained relatively constant at $3.7 million and $3.6 million, respectively, for the fiscal 2005 and 2004 second quarters. Gross profit, as a percentage of net sales, also remained relatively constant at 39.9% and 39.6%, respectively, for the fiscal 2005 and 2004 second quarters.

Operating Expenses. Operating expenses increased approximately 1.6% to $19.3 million for the fiscal 2005 second quarter, from $19.0 million for the fiscal 2004 second quarter. An increase in general and administrative expense was substantially offset by a decrease in selling and marketing expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $11.8 million for the fiscal 2005 second quarter, from $13.7 million for the fiscal 2004 second quarter. The decrease in selling and marketing expenses resulted primarily from an increase in price discount-like promotional costs, which are accounted for as a direct reduction of sales. Furthermore, selling and marketing expenses were impacted by reduced media advertising, primarily in our Schiff Specialty unit.

General and administrative expenses increased to approximately $6.0 million for the fiscal 2005 second quarter, from $4.2 million for the fiscal 2004 second quarter. The increase in general and administrative expenses resulted primarily from expenses associated with the potential sale of the Weider branded business, corporate governance costs and incremental personnel related costs. In addition, the fiscal 2004 second quarter amount includes approximately $0.5 million in recoveries of previously recognized notes receivable valuation allowances, which are reflected as a reduction in general and administrative expenses.

Research and development costs increased to approximately $1.2 million for the fiscal 2005 second quarter, from $1.0 million for the fiscal 2004 second quarter, primarily resulting from an increase in contracted research relating to potential new product initiatives. Amortization of intangibles increased due to a reduction in the estimated remaining useful lives of certain Haleko trademarks.

Other Income/Expense. Other income/expense, net, was $0.1 million expense for the fiscal 2005 second quarter, compared to $0.1 million income for the fiscal 2004 second quarter. Interest expense decreased as a result of reduced aggregate indebtedness and a reduction of financing fees under the current credit facility. Fiscal 2004 second quarter interest income includes approximately $0.5 million recognized in connection with the settlement of certain notes receivable.

Go to Index

Provision for Income Taxes. Provision for income taxes was $2.2 million for the fiscal 2005 second quarter, compared to $1.5 million for the fiscal 2004 second quarter. The change resulted primarily from an increase in pre-tax income and a modest increase in our effective tax rate.

Results of Operations (unaudited)
Six Months Ended November 30, 2004 Compared to Six Months
Ended November 30, 2003

The following tables show comparative results for continuing operations, by business unit, for the six months ended November 30, 2004 and 2003. Certain indirect costs, primarily including general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies.

(in thousands)	Schiff Specialty	Haleko	Active Nutrition	Other (1)	Total
2004:
Net sales	$84,072	$35,607	$19,691	$(2,645)	$136,725
Cost of goods sold	52,977	21,758	11,592	(2,553)	83,774
Gross profit	31,095	13,849	8,099	(92)	52,951
Operating expenses:
Selling and marketing	12,391	8,740	4,709	--	25,840
General and administrative	7,000	3,202	2,126	--	12,328
Research and development	1,740	346	268	--	2,354
Amortization of intangible assets	2	420	145	(34)	533
Total operating expenses	21,133	12,708	7,248	(34)	41,055

Income (loss) from operations	$9,962	$1,141	$851	$(58)	$11,896

2003:
Net sales	$76,498	$33,029	$17,605	$(2,731)	$124,401
Cost of goods sold	49,007	20,232	10,512	(2,731)	77,020
Gross profit	27,491	12,797	7,093	--	47,381
Operating expenses:
Selling and marketing	13,571	8,661	5,927	--	28,159
General and administrative	5,364	2,539	1,729	--	9,632
Research and development	1,483	374	319	--	2,176
Amortization of intangible assets	42	155	135	(49)	283
Total operating expenses	20,460	11,729	8,110	(49)	40,250

Income (loss) from operations	$7,031	$1,068	$(1,017)	$49	$7,131

(1) Amounts include inter-business unit sales and expense eliminations.

Net Sales. Net sales increased approximately 9.9% to $136.7 million for the six months ended November 30, 2004, from $124.4 million for the six months ended November 30, 2003. Overall, the increase in net sales was primarily attributable to an increase in Schiff Specialty branded and private label joint product sales, improvement in our Weider Europe branded business and favorable foreign currency exchange rates.

Schiff Specialty net sales increased approximately 9.9% to $84.1 million for the six months ended November 30, 2004, from $76.5 million for the six months ended November 30, 2003. The increase was primarily due to an increase in Move Free sales, and increases in export and private label joint product sales. The increase was partially offset by decreased sales of other Schiff branded products. Move Free net sales were $34.2 million and $30.8 million, respectively, for the six months ended November 30, 2004 and 2003. As a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from the customer, we recently discontinued certain private label or contract manufacturing services. Net sales for the discontinued private label business amounted to approximately $10.6 million and $9.3 million, respectively, for the six months ended November 30, 2004 and 2003.

We have retroactively reclassified and included our Schiff export business into our Schiff Specialty unit. Schiff export net sales of approximately $2.6 million and $1.6 million for the six months ended November 30, 2004 and 2003, respectively, were previously included in our Active Nutrition business unit.

Go to Index

Haleko net sales, including the positive impact of foreign currency exchange rates, increased approximately 7.8% to $35.6 million for the six months ended November 30, 2004, from $33.0 million for the six months ended November 30, 2003. Excluding the favorable foreign currency exchange impact, net sales remained relatively constant for the six months ended November 30, 2004 and 2003. An increase in private label sales was substantially offset by a reduction in branded sales (primarily Multipower) resulting from continuing difficult economic conditions in Germany.

Active Nutrition net sales increased approximately 11.8% to $19.7 million for the six months ended November 30, 2004, from $17.6 million for the six months ended November 30, 2003. The increase was primarily attributable to incremental distribution in our Weider branded European business and the impact of foreign currency exchange rates, partially offset by a reduction in U.S. branded sales.

Gross Profit. Gross profit increased approximately 11.8% to $53.0 million for the six months ended November 30, 2004, from $47.4 million for the six months ended November 30, 2003. Gross profit increased in all of our business units due primarily to increased sales and favorable foreign currency exchange rates. Gross profit, as a percentage of net sales, was 38.7% for the six months ended November 30, 2004, compared to 38.1% for the six months ended November 30, 2003. Gross profit percentage increased modestly in our Schiff Specialty and Active Nutrition units and remained relatively constant in our Haleko unit.

Schiff Specialty gross profit increased approximately 13.1% to $31.1 million for the six months ended November 30, 2004, from $27.5 million for the six months ended November 30, 2003, primarily resulting from the increase in net sales. Gross profit, as a percentage of net sales, increased to 37.0% for the six months ended November 30, 2004, from 35.9% for the six months ended November 30, 2003. The percentage increase resulted primarily from an increase in higher margin Move Free and other branded joint product sales, partially offset by an increase in lower margin private label sales, higher raw material costs and some redirection of marketing support to price discount-like promotions, which are accounted for as a direct reduction of sales.  The redirection of marketing support was in response to competitive pricing conditions.

Haleko gross profit increased approximately 8.2% to $13.8 million for the six months ended November 30, 2004, from $12.8 million for the six months ended November 30, 2003, resulting primarily from favorable foreign currency exchange rates. Gross profit, as a percentage of net sales, remained relatively constant at 38.9% and 38.7%, respectively, for the six months ended November 30, 2004 and 2003.

Active Nutrition gross profit increased approximately 14.2% to $8.1 million for the six months ended November 30, 2004, from $7.1 million for the six months ended November 30, 2003, primarily resulting from an increase in sales and favorable foreign currency exchange rates. Gross profit, as a percentage of net sales, increased to 41.1% for the six months ended November 30, 2004, from 40.3% for the six months ended November 30, 2003. The percentage increase was primarily attributable to a reduction in inventory valuation charges and product returns.

Operating Expenses. Operating expenses increased approximately 2.0% to $41.1 million for the six months ended November 30, 2004, from $40.3 million for the six months ended November 30, 2003. An increase in general and administrative expense was substantially offset by a decrease in selling and marketing expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $25.8 million for the six months ended November 30, 2004, from $28.2 million for the six months ended November 30, 2003. The decrease in selling and marketing expenses resulted primarily from an increase in price discount-like promotional costs, which are accounted for as a direct reduction of sales. Furthermore, selling and marketing expenses were impacted by reduced media advertising, primarily in our Schiff Specialty unit.

General and administrative expenses increased to approximately $12.3 million for the six months ended November 30, 2004, from $9.6 million for the six months ended November 30, 2003. The increase in general and administrative expenses resulted primarily from expenses associated with the potential sale of the Weider branded business, corporate governance costs and incremental personnel related costs. In addition, the prior comparable period amount includes approximately $1.1 million in recoveries of previously recognized notes receivable valuation allowances, which are reflected as a reduction in general and administrative expenses.

Research and development costs increased to approximately $2.4 million for the six months ended November 30, 2004, from $2.2 million for the six months ended November 30, 2003, primarily resulting from an increase in contracted research relating to potential new product initiatives. Amortization of intangibles increased due to a reduction in the estimated remaining useful lives of certain Haleko unit trademarks.

Go to Index

Other Income/Expense. Other income/expense, net, was approximately $0.3 million expense for the six months ended November 30, 2004 and 2003. Interest expense for the six months ended November 30, 2004, decreased as a result of reduced aggregate indebtedness and a reduction of financing fees under our current credit facility. Interest income for the six months ended November 30, 2003, includes approximately $0.7 million recognized in connection with the settlement of certain notes receivable.

Provision for Income Taxes. Provision for income taxes was $4.5 million for the six months ended November 30, 2004, compared to $2.6 million for the six months ended November 30, 2003. The change resulted primarily from an increase in pre-tax income.

Liquidity and Capital Resources

Working capital increased approximately $12.8 million to $59.3 million at November 30, 2004, from $46.5 million at May 31, 2004, primarily represented by increases in cash and inventories. The increase in inventories is due primarily to joint product sales growth and our proactive decision to increase raw materials on-hand relating to this category, planned fiscal third quarter promotions in key accounts, our Lubriflex3 product launch and foreign currency exchange impact.

Effective June 30, 2000, we were party to a senior credit facility (the “Credit Facility”) with Bankers Trust Company, on behalf of our domestic subsidiaries. The Credit Facility, as subsequently amended, was comprised of a $45.0 million revolving loan, under which we were able to borrow up to the lesser of $45.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) the lesser of $22.5 million or 65% of the eligible inventory. The Credit Facility, which was being used to fund normal working capital and capital expenditure requirements, was terminated on June 30, 2004 in favor of a new credit facility discussed below.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Weider Nutrition Group, Inc. (“WNG”), a new $25.0 million revolving credit facility (the “New Credit Facility”) with KeyBank National Association, as Agent. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants and certain restrictions. Our obligations under the New Credit Facility are secured by a second priority security interest on all of the capital stock of WNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a second priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to the lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the New Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate, and the New Credit Facility matures on June 30, 2007, with options for one-year extensions under certain circumstances. The New Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At November 30, 2004, there were no amounts outstanding and $25.0 million was available under the New Credit Facility.

Our European working capital needs (primarily our Haleko business unit) are supported by a Germany-based secured credit facility (the “Haleko Facility”) that is subject to annual renewal in July. Our obligations under the Haleko Facility are secured by a second priority lien on substantially all Haleko tangible and intangible assets. In July 2004, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $10.2 million (at recent exchange rates) on terms substantially similar to the previous facility. At November 30, 2004, there was approximately $0.5 million outstanding and $9.2 million was available under the Haleko Facility.

We believe that our cash, cash flows from operations and the financing sources discussed above will be sufficient to meet our normal cash operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, product rights and other investments that are compatible with our existing business. We may use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

Go to Index

A summary of our outstanding contractual obligations at November 30, 2004 is as follows:

(in thousands) Contractual Cash Obligations	Total Amounts Committed	Less than 1 year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$2,673	$2,673	$--	$--	$--
Operating leases	22,119	3,196	5,632	5,588	7,703
Purchase obligations	17,178	17,178	--	--	--

Total obligations	$41,970	$23,047	$5,632	$5,588	$7,703

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to the valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, valuation of deferred tax assets and recoverability of long-lived assets. Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2004, filed with the Securities and Exchange Commission, describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

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

•    We currently have deferred tax assets resulting from certain loss carry forwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent that it is more likely than not that future operations will not generate sufficient profit to utilize the loss carry forwards, valuation allowances are established.

•    We have significant intangible assets, including trademarks, patents and goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

Impact of Inflation

Historically, we generally have been able to pass inflationary increases for raw materials and other costs on to our customers through price increases. While we will continue efforts to do so in the future, we cannot assure you that we will be successful. See further discussion of raw material pricing matters in the “General” and “Results of Operations” sections above.

Go to Index

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

Important factors that may cause these forward looking statements to be false include, but are not limited to:

•	the inability to reach a definitive agreement regarding the potential sale of the Weider branded business;
•	the inability to successfully implement marketing and spending programs behind our Schiff Move Free brand and other branded new products;
•	the inability to successfully launch and gain distribution for our Schiff Lubriflex[3] product and Schiff Move Free product enhancements;
•	raw material pricing and availability, particularly in the joint care category, and the inability to pass on raw material price increases to customers;
•	the inability to achieve cost savings and operational efficiencies;
•	the inability to increase operating margins and increase revenues;
•	dependence on individual products;
•	the inability to successfully relaunch brands in our Haleko business unit;
•	the impact of competitive products and pricing (including private label);
•	dependence on individual customers;
•	market and industry conditions, including pricing, demand for products and, level of trade inventories;
•	the success of product development and the inability to obtain customer acceptance of new product introductions;
•	changes in laws and regulations, including recently proposed FDA regulations regarding good manufacturing practices;
•	litigation and government regulatory action;
•	lack of available product liability insurance for products containing ephedra;
•	adverse publicity regarding the consumption of nutritional supplements;
•	changes in accounting standards; and
•	other factors indicated from time to time in our SEC reports, copies of which are available upon request from our investor relations department or may be obtained at the SEC's website (www.sec.gov).

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

Go to Index

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

Go to Index

PART II.        OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information set forth in Note 7 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                              Our Annual Meeting of Shareholders was held on October 26, 2004 for the following purpose:

 Proposal 1: Election of our Board of Directors.

	For	Withheld Authority
Eric Weider	155,083,767	4,089,354
George F. Lengvari	155,095,707	4,077,414
Bruce J. Wood	155,066,201	4,106,920
Ronald L. Corey	155,493,652	3,679,469
Roger H. Kimmel	155,523,339	3,649,782
Brian P. McDermott	155,493,652	3,679,469
H.F. Powell	155,493,612	3,679,509
Cynthia G. Watts	155,548,278	3,624,843

             Proposal 2: Approval of our 2004 Incentive Award Plan.

For	Against	Abstentions	Broker Non-Votes
152,224,541	4,011,866	41,777	2,894,937

ITEM 5.          OTHER INFORMATION

On October 26, 2004, our stockholders approved our 2004 Incentive Award Plan (the “Plan”). Our Board of Directors had approved the Plan on September 24, 2004, subject to stockholder approval. A description of the terms and conditions of the Plan has been previously reported in our Proxy Statement on Schedule 14A dated September 28, 2004.

ITEM 6.           EXHIBITS

10.1  Weider Nutrition International, Inc. 2004 Incentive Award Plan*
31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed in the Registrant’s Proxy Statement on Schedule 14A dated September 28, 2004 and incorporated herein by reference.

Go to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WEIDER NUTRITION INTERNATIONAL, INC.

Date: January 14, 2005	By: /s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive
Officer and Director

Date: January 14, 2005	By: /s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and
Chief Financial Officer

WEIDER NUTRITION INTERNATIONAL, INC.
INDEX

PART I.        FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.    CONTROLS AND PROCEDURES

PART II.       OTHER INFORMATION

SIGNATURES

EXHIBIT 31.1 - CERTIFICATION OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 31.2 - CERTIFICATION OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32.1 - CEO AND CFO CERTIFICATIONS PURSUANT TO SECTION 902 OF THE SARBANES-OXLEY ACT OF 2002