Form 10-Q
period 2005-02-28
WEIDER NUTRITION INTERNATIONAL INC
filed 2005-04-11
CIK 1022368

GO TO INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number:
001-14608

WEDIER NUTRITION INTERNATIONAL, INC.
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

The number of shares outstanding of the Registrant’s common stock is 26,112,058 (as of April 1, 2005).

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
EXHIBIT 32.1 - CEO AND CFO CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 28, 2005	May 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,919	$7,449
Receivables, net	32,111	35,620
Inventories	31,760	28,431
Prepaid expenses and other	5,226	5,021
Deferred taxes	1,982	2,419

Total current assets	95,998	78,940

Property and equipment, net	23,717	24,618

Other assets:
Goodwill	4,346	4,346
Intangible assets, net	4,661	5,146
Deposits and other assets	583	1,874

Total other assets	9,590	11,366

Total assets	$129,305	$114,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,786	$16,116
Accrued expenses	13,155	15,277
Current portion of long-term debt	1,855	1,091
Income taxes payable	167	--

Total current liabilities	33,963	32,484

Long-term debt	--	133

Deferred taxes	10,705	6,494

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares
authorized-10,000,000; no shares issued and outstanding	--	--
Class A common stock, par value $.01 per share; shares
authorized-50,000,000; shares issued and outstanding 11,124,912 and 11,127,166	111	111
Class B common stock, par value $.01 per share; shares
authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	83,874	83,902
Deferred compensation costs	(487)	(635)
Other accumulated comprehensive loss	(3,727)	(4,060)
Retained earnings (accumulated deficit)	4,716	(3,655)

Total stockholders’ equity	84,637	75,813

Total liabilities and stockholders’ equity	$129,305	$114,924

See notes to condensed consolidated financial statements.

RETURN TO INDEX

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2005	2004

Net sales	$65,557	$67,485

Cost of goods sold	42,871	41,895

Gross profit	22,686	25,590

Operating expenses:
Selling and marketing	14,321	12,232
General and administrative	5,079	8,073
Research and development	986	868
Amortization of intangible assets	272	146

Total operating expenses	20,658	21,319

Income from operations	2,028	4,271

Other income (expense):
Interest income	123	124
Interest expense	(82)	(253)
Other, net	(90)	149

Total other income (expense), net	(49)	20

Income from continuing operations before income taxes	1,979	4,291
Income tax expense	760	1,655

Net income from continuing operations	1,219	2,636
Loss from discontinued operations, net of income taxes	--	(71)

Net income	$1,219	$2,565

Weighted average shares outstanding:
Basic	25,764,664	25,526,424
Diluted	26,583,336	26,542,768

Net income per share-basic and diluted:
Net income from continuing operations	$0.05	$0.10
Net loss from discontinued operations	--	--

Net income	$0.05	$0.10

Comprehensive income	$1,255	$2,716

See notes to condensed consolidated financial statements.

RETURN TO INDEX

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Nine Months Ended
	February 28,	February 29,
	2005	2004

Net sales	$202,282	$191,886

Cost of goods sold	126,645	118,915

Gross profit	75,637	72,971

Operating expenses:
Selling and marketing	40,161	40,391
General and administrative	17,407	17,705
Research and development	3,340	3,044
Amortization of intangible assets	805	429

Total operating expenses	61,713	61,569

Income from operations	13,924	11,402

Other income (expense):
Interest income	240	852
Interest expense	(353)	(895)
Other	(201)	(222)

Total other expense, net	(314)	(265)

Income from continuing operations before income taxes	13,610	11,137
Income tax expense	5,239	4,288

Net income from continuing operations	8,371	6,849
Income from discontinued operations, net of income taxes	--	578

Net income	$8,371	$7,427

Weighted average shares outstanding:
Basic	25,743,251	25,949,587
Diluted	26,544,561	26,821,183

Net income per share-basic:
Net income from continuing operations	$0.33	$0.26
Net income from discontinued operations	--	0.02

Net income	$0.33	$0.28

Net income per share-diluted:
Net income from continuing operations	$0.32	$0.26
Net income from discontinued operations	--	0.02

Net income	$0.32	$0.28

Comprehensive income	$8,704	$8,554

See notes to condensed consolidated financial statements.

RETURN TO INDEX

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities:
Net income	$8,371	$7,427
Adjustments to reconcile net income to net cash provided by
operating activities:
Recovery of bad debts	(69)	(1,243)
Deferred taxes	4,648	6,192
Depreciation and amortization	4,057	3,764
Interest income on settlement of notes receivable	--	(609)
Gain on disposition of net assets held for sale and property and equipment	(39)	(1,139)
Amortization of financing fees	128	251
Amortization of deferred compensation costs	148	226
Tax benefit from stock options exercised	14	73
Changes in operating assets and liabilities:
Receivables	3,578	(5,605)
Inventories	(3,329)	(3,210)
Prepaid expenses and other	(205)	(106)
Deposits and other assets	276	1,047
Accounts payable	2,670	(6,188)
Other current liabilities	(2,702)	786

Net cash provided by operating activities	17,546	1,666

Cash flows from investing activities:
Purchase of property and equipment	(1,677)	(1,397)
Purchase of intangibles	(7)	--
Proceeds from disposition of assets held for sale and property and equipment	926	6,875
Collection of notes receivable	--	3

Net cash provided by (used in) investing activities	(758)	5,481

Cash flows from financing activities:
Issuance of common stock	66	325
Acquisition and retirement of common stock	(108)	--
Net change in revolving line-of-credit	(2)	--
Proceeds from debt	2,561	2,704
Payments on debt	(2,098)	(9,282)

Net cash provided by (used in) financing activities	419	(6,253)

Effect of exchange rate changes on cash	263	421

Increase in cash and cash equivalents	17,470	1,315
Cash and cash equivalents, beginning of period	7,449	3,463

Cash and cash equivalents, end of period	$24,919	$4,778

See notes to condensed consolidated financial statements.

RETURN TO INDEX

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

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC, a wholly-owned subsidiary of WHF. The terms of the transaction provide that we will receive approximately $14,000 in exchange for assets relating to our domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to the international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by Weider Global Nutrition. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

For the nine months ended February 28, 2005, the Weider branded business generated net sales of approximately $23,133 and pre-tax income of approximately $1,691(excluding certain indirect costs primarily consisting of general and administrative expenses). We anticipate that we will recognize a transaction related pre-tax gain of approximately $3,500 in our fiscal 2005 fourth quarter, subject to final determination of directly associated costs. At February 28, 2005, net book value of the assets and liabilities subsequently disposed of was approximately $9,476, including approximately $7,867 in working capital and approximately $1,609 in intangible and other assets.

In connection with the transaction, the parties also entered into separate agreements whereby we will provide certain general and administrative, research and development, and logistics services to Weider Global Nutrition for an annual fee. The terms of the service agreements are for a one year period, with options by either party for one additional year. We also received a license to use the Weider name for corporate purposes for a limited period of time (up to twelve months) prior to transitioning to a new name for our company.

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets relating to Haleko’s Venice Beach® sports apparel business to Hucke AG, a German apparel company, for initial cumulative net cash proceeds of approximately $6,898. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the operating results for Venice Beach are reflected as discontinued operations for the three and nine months ended February 29, 2004. Accordingly, we recognized after-tax income from discontinued operations of approximately $578, including an after-tax gain on disposal of approximately $743, for the nine months ended February 29, 2004. Results from discontinued operations for the nine months ended February 29, 2004 were subsequently impacted by certain lease related and other costs, as well as by final settlement of net assets sold in the transaction. Ultimately, cumulative net cash proceeds amounted to approximately $7,134, and income from discontinued operations, net of income taxes, amounted to approximately $812, including an after-tax gain on disposal of approximately $977 for fiscal 2004.

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

RETURN TO INDEX

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

At February 28, 2005 and May 31, 2004 other accumulated comprehensive loss consisted only of foreign currency translation adjustments.

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

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Net income, as reported	$1,219	$2,565	$8,371	$7,427
Net income, proforma	1,133	2,482	8,072	7,183
Basic net income per share, as reported	0.05	0.10	0.33	0.28
Diluted net income per share, as reported	0.05	0.10	0.32	0.28
Basic net income per share, proforma	0.04	0.10	0.31	0.28
Diluted net income per share, proforma	0.04	0.09	0.30	0.27

2. RECEIVABLES, NET

Receivables, net, consist of the following:
	February 28,	May 31,
	2005	2004

Trade accounts	$37,763	$40,982
Other, including income taxes	533	1,142

	38,296	42,124
Less allowance for doubtful accounts, sales returns and discounts	(6,185)	(6,504)

Total	$32,111	$35,620

3. INVENTORIES

Inventories consist of the following:
	February 28,	May 31,
	2005	2004

Raw materials	$12,277	$7,814
Work in process	1,541	1,385
Finished goods	17,942	19,232

Total	$31,760	$28,431

RETURN TO INDEX

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	February 28, 2005			May 31, 2004
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$--	$4,346	$4,346	$--	$4,346

Intangible assets-patents and trademarks	$10,946	$(6,285)	$4,661	$10,365	$(5,219)	$5,146

Estimated amortization expense, assuming no changes in our intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2005, is $1,080 (2005), $1,085 (2006), $1,059 (2007), $1,037 (2008), and $741 (2009).

The carrying amount of goodwill did not change during the first nine months of fiscal 2005 or during fiscal 2004.

5. OPERATING SEGMENTS

We are organized into three business units: the Schiff® Specialty unit, the Haleko unit (our primary European subsidiary) and the Active Nutrition unit. These business units are managed independently, each with its own sales and marketing resources, and supported by product research and development, operations and technical services and administrative functions.

We manufacture and market nutritional products, including a full line of specialty supplements, vitamins and minerals through our Schiff Specialty unit. Schiff Specialty products are marketed primarily in the United States through mass market distribution channels. We manufacture and market nutritional products, including a full line of sports nutrition supplements, together with certain other nutraceuticals within our Haleko unit. Haleko products are marketed primarily in Europe (approximately 78% in Germany) through mass market and health club and gym distribution channels. We also manufacture and market a variety of sports nutrition, nutritional bar and weight management products through our Active Nutrition unit. Active Nutrition products are marketed domestically and internationally primarily through mass market and health club and gym distribution channels.

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

Effective in our fiscal 2005 first quarter, we retroactively reclassified Schiff export net sales and operating results from our Active Nutrition unit to our Schiff Specialty unit. Schiff export net sales and operating income previously included in Active Nutrition operating results were $555 and $201, respectively, for the fiscal 2004 third quarter, and $2,128 and $997, respectively, for the nine months ended February 29, 2004.

Effective March 1, 2005, we sold certain assets of our Active Nutrition unit (see Note 1 to the condensed consolidated financial statements). As a result of the sale, the remaining assets and related operations for the Active Nutrition unit will be consolidated into our Schiff Specialty unit. Beginning with our fiscal 2005 fourth quarter we will report segment information for the two remaining business units.

RETURN TO INDEX

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

Segment information for the three months ended February 28, 2005 and February 29, 2004 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense	Depreciation & Amortization Expense
2005:
Schiff Specialty	$43,601	$2,938	$41	$697
Haleko	14,131	(2,082)	10	541
Active Nutrition	8,991	1,203	31	176
Eliminations	(1,166)	(31)	--	(19)

	$65,557	$2,028	$82	$1,395

2004:
Schiff Specialty	$45,617	$4,202	$193	$742
Haleko	14,929	897	73	364
Active Nutrition	8,168	(854)	17	187
Eliminations	(1,229)	26	(30)	(27)

	$67,485	$4,271	$253	$1,266

Segment information for the nine months ended February 28, 2005 and February 29, 2004 is summarized as follows:

	Net Sales	Income (Loss) From Operations	Interest Expense	Depreciation & Amortization Expense
2005:
Schiff Specialty	$127,673	$12,900	$206	$2,080
Haleko	49,738	(941)	88	1,498
Active Nutrition	28,682	2,054	59	532
Eliminations	(3,811)	(89)	--	(53)

	$202,282	$13,924	$353	$4,057

2004:
Schiff Specialty	$122,115	$11,233	$595	$2,288
Haleko	47,958	1,966	329	1,001
Active Nutrition	25,773	(1,873)	58	549
Eliminations	(3,960)	76	(87)	(74)

	$191,886	$11,402	$895	$3,764

RETURN TO INDEX

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

Reconciliation of total assets for our business units is as follows:

	February 28, 2005	May 31, 2004

Schiff Specialty - domestic	$--	$--
Active Nutrition - international	13,679	11,827
Haleko - international	33,888	37,173
Unallocated - domestic Schiff Specialty and Active Nutrition	143,036	127,376
Eliminations	(61,298)	(61,452)
Total	$129,305	$114,924

Total domestic and international net sales amounted to $134,292 and $67,990, respectively, for the nine months ended February 28, 2005, and $130,840 and $61,046, respectively, the nine months ended February 29, 2004.  Capital expenditures for domestic and international operations were $1,195 and $482, respectively, for the nine months ended February 28, 2005, and $475 and $922, respectively, for the nine months ended February 29, 2004.

6. CONCENTRATION RISK

Net sales to our two largest customers combined, which are primarily included in our Schiff Specialty unit, are significant. Customer A accounted for approximately 27% and 29%, respectively, and Customer B accounted for approximately 22% and 23%, respectively, of net sales for the nine months ended February 28, 2005 and February 29, 2004. At February 28, 2005, and May 31, 2004, amounts due from Customer A represented approximately 18% and 23%, respectively, and amounts due from Customer B represented approximately 22% and 15%, respectively, of total trade accounts receivable. Net sales of our Schiff Move Free® brand accounted for approximately 26% and 29%, respectively, of total net sales for the nine months ended February 28, 2005 and February 29, 2004.

7. COMMITMENTS AND CONTINGENCIES

We are currently named as a defendant in three lawsuits alleging that consumption of certain of our discontinued products containing ephedra caused or contributed to injuries and damages. We dispute the allegations and our insurance carriers have assumed defense of one of the matters. The other two matters are not covered by insurance. However, we are pursuing indemnification from a third party for one of the matters. We believe that, after taking into consideration our insurance coverage, these lawsuits, if successful, generally would not have a material adverse effect on our results of operations and financial condition. However, one or more large punitive damage awards, which are generally not covered by insurance (and are not covered by the indemnification provisions in the one matter), or a large adverse award in a lawsuit not covered by insurance or indemnification, could have a material adverse effect on our results of operations and financial condition. Given the preliminary stages of these proceedings, we are unable to determine the likelihood of an unfavorable outcome or estimate an amount or range of possible loss at this time. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we previously sold.

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

RETURN TO INDEX

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for stock Issued to Employees”. SFAS No. 123 (revised 2004) requires that costs resulting from all share-based payment transactions, a transaction in which an entity exchanges its equity instruments for goods or services, be recognized in the financial statements. Costs resulting from all share-based payment transactions will be determined by applying a fair-value-based measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The recognition and measurement provisions of SFAS No. 123 (revised 2004) are effective for all share-based payment transactions entered into after August 31, 2005. We have not determined the impact SFAS No. 123 (revised 2004) will have on our results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as a current-period expense. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The inventory costing provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our results of operations and financial condition.

RETURN TO INDEX

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

General

Weider Nutrition International, Inc. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules and tablets, powdered drink mixes, ready-to-drink beverages and nutrition bars. Our portfolio of recognized brands, including Schiff, Multipower®, Multaben and Tiger's Milk®, are primarily marketed through mass market, health food store and health club and gym distribution channels. We market our branded nutritional supplement products, both domestically and internationally, in five principal categories: specialty supplements; vitamins and minerals; sports nutrition; weight management; and nutrition bars.

We are continuing our efforts to defend our Schiff Move Free business against competition, including private label, and ultimately to increase our market share in the branded joint care product category. Accordingly, we have introduced product enhancements to Schiff Move Free and launched Schiff Lubriflex3™, a new premium, proprietary joint care product. However, in the fourth quarter of fiscal 2005 and continuing into fiscal 2006, we anticipate that escalating raw material costs (particularly in the joint care category), significant marketing support of the Lubriflex3 launch and continuing difficult economic conditions in Germany may negatively impact operating margins.

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC, a wholly-owned subsidiary of WHF. The terms of the transaction provide that we will receive approximately $14.0 million in exchange for assets relating to our domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by Weider Global Nutrition. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

In connection with the transaction, the parties also entered into separate agreements whereby we will provide certain general and administrative, research and development, and logistics services to Weider Global Nutrition for an annual fee. The terms of the service agreements are for a one year period, with options by either party for one additional year. We also received a license to use the Weider name for corporate purposes for a limited period of time (up to twelve months) prior to transitioning to a new name for our company.

Due to the sale of the Weider branded business, we anticipate incorporating the remaining portion of the Active Nutrition unit into our Schiff Specialty unit. For the nine months ended February 28, 2005 and February 29, 2004, the Weider branded business generated net sales of approximately $23.1 million and $19.7 million, respectively, and recognized pre-tax income (loss) of approximately $1.7 million and $(1.9) million, respectively, excluding certain indirect costs primarily consisting of general and administrative expenses.

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets relating to Haleko’s Venice Beach sports apparel business for initial cumulative net cash proceeds of approximately $6.9 million. In accordance with SFAS No. 144, the operating results for Venice Beach are reflected as discontinued operations for the three and nine months ended February 29, 2004. Results from discontinued operations for the nine months ended February 29, 2004 were subsequently impacted by certain lease related and other costs, as well as by final settlement of net assets sold in the transaction. Ultimately, cumulative net cash proceeds amounted to approximately $7.1 million, and income from discontinued operations, net of income taxes, amounted to approximately $0.8 million, including an after-tax gain on disposal of approximately $1.0 million for fiscal 2004.

During fiscal 2004, we entered into settlement agreements with five former employees relating to certain outstanding notes due to us, including interest accrued thereon. As a result of the respective settlement agreements, we received an aggregate of $99,000 in cash and acquired and retired a total of 966,609 shares of our Class A common stock valued at approximately $3.8 million as full payment of principal and interest accrued on the notes. Settlement agreements entered into during the nine months ended February 29, 2004, resulted in recoveries of previously recognized notes receivable valuation allowances of approximately $1.1 million, reflected as a reduction of general and administrative expense, and recognition of contractually due interest income of approximately $0.7 million.

RETURN TO INDEX

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended February 28, 2005 Compared to Three Months
Ended February 29, 2004

The following tables show comparative results for continuing operations, by business unit, for the three months ended February 28, 2005 and February 29, 2004. Certain indirect costs, primarily including general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies.

(in thousands)	Schiff Specialty	Haleko	Active Nutrition	Other (1)	Total
2005:
Net sales	$43,601	$14,131	$8,991	$(1,166)	$65,557
Cost of goods sold	29,939	9,015	5,033	(1,116)	42,871
Gross profit	13,662	5,116	3,958	(50)	22,686
Operating expenses:
Selling and marketing	7,575	4,963	1,783	--	14,321
General and administrative	2,498	1,800	781	--	5,079
Research and development	650	206	130	--	986
Amortization of intangible assets	1	229	61	(19)	272
Total operating expenses	10,724	7,198	2,755	(19)	20,658

Income (loss) from operations	$2,938	$(2,082)	$1,203	$(31)	$2,028

2004:
Net sales	$45,617	$14,929	$8,168	$(1,229)	$67,485
Cost of goods sold	28,660	9,042	5,422	(1,229)	41,895
Gross profit	16,957	5,887	2,746	--	25,590
Operating expenses:
Selling and marketing	5,898	3,536	2,798	--	12,232
General and administrative	6,289	1,191	593	--	8,073
Research and development	546	182	140	--	868
Amortization of intangible assets	22	81	69	(26)	146
Total operating expenses	12,755	4,990	3,600	(26)	21,319

Income (loss) from operations	$4,202	$897	$(854)	$26	$4,271

(1) Amounts include inter-business unit sales and expense eliminations.

Net Sales. Net sales decreased approximately 2.9% to $65.6 million for the fiscal 2005 third quarter, from $67.5 million for the fiscal 2004 third quarter. Overall, the decrease in net sales was primarily attributable to a decrease in Schiff Specialty private label sales and a decrease in Haleko branded sales.

Schiff Specialty net sales decreased approximately 4.4% to $43.6 million for the fiscal 2005 third quarter, from $45.6 million for the fiscal 2004 third quarter. Aggregate branded sales increased approximately 2.4% to $31.1 million for the fiscal 2005 third quarter, from $30.3 million for the fiscal 2004 third quarter. Branded joint product sales volume, including Lubriflex3 results, increased approximately $2.3 million, and export sales volume increased approximately $0.3 million. These increases were more than offset by a $1.9 million decrease in other Schiff branded sales volume and a $2.7 million reduction in private label sales volume. Move Free net sales were $16.9 million and $19.2 million, respectively, for the fiscal 2005 and 2004 third quarters. As a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from the customer, we recently discontinued certain private label or contract manufacturing services. Net sales for the discontinued private label business amounted to approximately $5.1 million and $6.8 million, respectively, for the fiscal 2005 and 2004 third quarters.

RETURN TO INDEX

We have retroactively reclassified and included our Schiff export business into our Schiff Specialty unit. Schiff export net sales of approximately $0.6 million for the fiscal 2004 third quarter, were previously included in our Active Nutrition unit.

Haleko net sales, including the positive impact of foreign currency exchange rates, decreased approximately 5.3% to $14.1 million for the fiscal 2005 third quarter, from $14.9 million for the fiscal 2004 third quarter. Excluding the favorable foreign currency exchange impact of approximately $1.1 million, net sales decreased approximately 12.8%, quarter over quarter. A $2.3 million reduction in branded sales volume resulting from continuing difficult economic conditions in Germany and heightened competitive pressures resulting in reduced pricing to mass market and health club customers, was partially offset by a $0.4 million increase in private label sales volume.

Active Nutrition net sales increased approximately 10.1% to $9.0 million for the fiscal 2005 third quarter, from $8.2 million for the fiscal 2004 third quarter. Excluding the favorable foreign currency impact of approximately $0.4 million, net sales increased approximately 5.6% primarily due to $0.4 million of incremental distribution in our Weider branded European business.

Gross Profit. Gross profit decreased approximately 11.3% to $22.7 million for the fiscal 2005 third quarter, from $25.6 million for the fiscal 2004 third quarter. Gross profit, as a percentage of net sales, was 34.6% for the fiscal 2005 third quarter, compared to 37.9% for the fiscal 2004 third quarter. Gross profit, and the gross profit percentage, decreased in our Schiff Specialty and Haleko units and increased in our Active Nutrition unit.

Schiff Specialty gross profit decreased approximately 19.4% to $13.7 million for the fiscal 2005 third quarter from $17.0 million for the fiscal 2004 third quarter. Gross profit, as a percentage of net sales, was 31.3% and 37.2%, respectively, for the fiscal 2005 and 2004 third quarters. The decrease was primarily due to a $2.2 million increase in joint product raw material costs and a $3.0 million increase in price discount-like promotions, which are accounted for as a direct reduction of sales, partially offset by an approximate $1.6 million increase resulting from a change in sales mix. The increase in price discount-like promotions was in response to competitive pricing conditions.

Haleko gross profit decreased approximately 13.1% to $5.1 million for the fiscal 2005 third quarter, from $5.9 million for the fiscal 2004 third quarter. Gross profit, as a percentage of net sales, was 36.2% and 39.4%, respectively, for the fiscal 2005 and 2004 third quarters. The decrease primarily resulted from a reduction in sales volume due to economic conditions and a reduction in pricing to mass market and health club customers due to heightened competitive conditions.

Active Nutrition gross profit increased approximately 44.1% to $4.0 million for the fiscal 2005 third quarter, from $2.7 million for the fiscal 2004 third quarter. Gross profit, as a percentage of net sales, was 44.0% and 33.6%, respectively, for the fiscal 2005 and 2004 third quarters. In addition to approximately $0.3 million in gross profit resulting from incremental sales volume, the increase in gross profit and the gross profit percentage was primarily due to a $0.3 million reduction in product returns and a $0.6 million decrease in inventory related charges.

Operating Expenses. Operating expenses decreased approximately 3.1% to $20.7 million for the fiscal 2005 third quarter, from $21.3 million for the fiscal 2004 third quarter. An increase in selling and marketing expenses was more than offset by a decrease in general and administrative expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $14.3 million for the fiscal 2005 third quarter, from $12.2 million for the fiscal 2004 third quarter. Selling and marketing expenses increased approximately $1.7 million in our Schiff Specialty unit and approximately $1.4 million in our Haleko unit, and decreased approximately $1.0 million in our Active Nutrition unit. The Schiff Specialty increase resulted primarily from $3.0 million in marketing costs in support of our fiscal 2005 launch of Lubriflex3, partially offset by a $0.6 million decrease in personnel related costs. In addition, reclassification of approximately $0.7 million in promotional spending to price discount-like promotions, which are accounted for as a direct reduction of sales, also offset the incremental Lubriflex3 marketing expense. The increase in Haleko’s selling and marketing expenses primarily resulted from increased marketing activity in response to heightened competitive conditions and in support of the introduction of new products. In addition, Haleko’s selling and marketing expenses increased approximately $0.4 million due to the impact of foreign currency exchange rates. Active Nutrition's decrease in selling and marketing expenses resulted primarily from a $0.4 million decrease in promotional spending resulting from a reduction in new product activity and a $0.6 million decrease resulting from the favorable impact of previously implemented cost reduction initiatives.

General and administrative expenses decreased to approximately $5.1 million for the fiscal 2005 third quarter, from $8.1 million for the fiscal 2004 third quarter. The decrease in general and administrative expenses resulted primarily from a $2.5 million reduction in legal related costs and a $0.9 million decrease in personnel related costs primarily in our Schiff Specialty unit, partially offset by an approximate $0.6 million increase due to foreign currency impact and incremental personnel and consulting costs in our Haleko unit.

RETURN TO INDEX

Research and development costs remained relatively constant at $1.0 million and $0.9 million, respectively, for the fiscal 2005 and 2004 third quarters. Amortization of intangibles increased due to a reduction in the estimated remaining useful lives of certain Haleko trademarks.

Other Income/Expense. Other income/expense, net, was negligible for the fiscal 2005 and 2004 third quarters. Interest expense decreased as a result of reduced aggregate indebtedness and a reduction of financing fees under the current credit facility. Fiscal 2004 third quarter other, net, includes a $0.2 million gain on sale of securities.

Provision for Income Taxes. Provision for income taxes was $0.8 million for the fiscal 2005 third quarter, compared to $1.7 million for the fiscal 2004 third quarter. The change resulted primarily from a decrease in pre-tax income and a slight decrease in our effective tax rate.

Results of Operations (unaudited)
Nine Months Ended February 28, 2005 Compared to Nine Months
Ended February 29, 2004

The following tables show comparative results for continuing operations, by business unit, for the nine months ended February 28, 2005 and February 29, 2004. Certain indirect costs, primarily including general and administrative and research and development expenses, are charged to the business units based on various allocation methodologies.

(in thousands)	Schiff Specialty	Haleko	Active Nutrition	Other (1)	Total
2005:
Net sales	$127,673	$49,738	$28,682	$(3,811)	$202,282
Cost of goods sold	82,916	30,773	16,625	(3,669)	126,645
Gross profit	44,757	18,965	12,057	(142)	75,637
Operating expenses:
Selling and marketing	19,966	13,703	6,492	--	40,161
General and administrative	9,498	5,002	2,907	--	17,407
Research and development	2,390	552	398	--	3,340
Amortization of intangible assets	3	649	206	(53)	805
Total operating expenses	31,857	19,906	10,003	(53)	61,713

Income (loss) from operations	$12,900	$(941)	$2,054	$(89)	$13,924

2004:
Net sales	$122,115	$47,958	$25,773	$(3,960)	$191,886
Cost of goods sold	77,667	29,273	15,935	(3,960)	118,915
Gross profit	44,448	18,685	9,838	--	72,971
Operating expenses:
Selling and marketing	19,469	12,198	8,724	--	40,391
General and administrative	11,653	3,730	2,322	--	17,705
Research and development	2,029	557	458	--	3,044
Amortization of intangible assets	64	234	207	(76)	429
Total operating expenses	33,215	16,719	11,711	(76)	61,569

Income (loss) from operations	$11,233	$1,966	$(1,873)	$76	$11,402

(1) Amounts include inter-business unit sales and expense eliminations.

Net Sales. Net sales increased approximately 5.4% to $202.3 million for the nine months ended February 28, 2005, from $191.9 million for the nine months ended February 29, 2004. Overall, the increase in net sales was primarily attributable to an increase in Schiff Specialty branded joint product sales, improvement in our Weider branded European business and favorable foreign currency exchange rates.

Schiff Specialty net sales increased approximately 4.6% to $127.7 million for the nine months ended February 28, 2005, from $122.1 million for the nine months ended February 29, 2004. The increase was primarily due to a $9.0 million increase in branded joint product sales volume, including Lubriflex3, and a $1.4 million increase in export sales volume. Aggregate branded sales increased approximately 8.8% to $89.1 million for the nine months ended

RETURN TO INDEX

February 28, 2005, from $81.9 million for the nine months ended February 29, 2004. Move Free net sales were approximately $51.1 million and $50.1 million, respectively, for the nine months ended February 28, 2005 and February 29, 2004. The increase in branded sales was partially offset by a $1.6 million reduction in private label sales volume. As a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from the customer, we recently discontinued certain private label or contract manufacturing services. Net sales for the discontinued private label business amounted to approximately $15.8 million and $16.1 million, respectively, for the nine months ended February 28, 2005 and February 29, 2004.

We have retroactively reclassified and included our Schiff export business into our Schiff Specialty unit. Schiff export net sales of approximately $2.1 million for the nine months ended February 29, 2004 were previously included in our Active Nutrition unit.

Haleko net sales, including the positive impact of foreign currency exchange rates, increased approximately 3.7% to $49.7 million for the nine months ended February 28, 2005, from $48.0 million for the nine months ended February 29, 2004. Excluding the favorable foreign currency exchange impact of approximately $3.5 million, net sales decreased approximately 3.5% for the nine months ended February 28, 2005, compared to the nine months ended February 29, 2004. A $3.3 million decrease in branded sales volume resulting from continuing difficult economic conditions in Germany and reduced pricing to mass market and health club customers due to heightened competitive pressures, was partially offset by a $1.5 million increase in private label sales volume.

Active Nutrition net sales increased approximately 11.3% to $28.7 million for the nine months ended February 28, 2005, from $25.8 million for the nine months ended February 29, 2004. Excluding the favorable foreign currency exchange impact of approximately $1.1 million, net sales increased approximately 6.9% primarily due to $2.5 million of incremental distribution in our Weider branded European business, partially offset by a $0.7 million reduction in U.S. branded sales volume.

Gross Profit. Gross profit increased approximately 3.7% to $75.6 million for the nine months ended February 28, 2005, from $73.0 million for the nine months ended February 29, 2004. Gross profit, as a percentage of net sales, was 37.4% for the nine months ended February 28, 2005, compared to 38.0% for the nine months ended February 29, 2004. Gross profit percentage decreased in our Schiff Specialty and Haleko units and increased in our Active Nutrition unit.

Schiff Specialty gross profit remained relatively constant at $44.8 million for the nine months ended February 28, 2005, compared to $44.4 million for the nine months ended February 29, 2004. Gross profit, as a percentage of net sales, decreased to 35.1% for the nine months ended February 28, 2005, from 36.4% for the nine months ended February 29, 2004. The decrease was primarily due to a $2.6 million increase in joint product raw material costs and a $2.8 million increase in price discount-like promotions, which are accounted for as a direct reduction of sales, substantially offset by an incremental $5.1 million resulting from a change in sales mix, including an increase in branded sales volume. The increase in price discount-like promotions was primarily in response to competitive pricing conditions.

Haleko gross profit increased approximately 1.5% to $19.0 million for the nine months ended February 28, 2005, from $18.7 million for the nine months ended February 29, 2004, resulting primarily from favorable foreign currency exchange rates. Excluding the favorable foreign currency exchange impact of approximately $1.3 million, gross profit decreased 5.6% for the nine months ended February 28, 2005, compared to the nine months ended February 29, 2004. Gross profit, as a percentage of net sales, decreased to 38.1% for the nine months ended February 28, 2005, from 39.0% for the nine months ended February 29, 2004. The decrease primarily resulted from a reduction in sales volume due to economic conditions in Germany and competitive pressure resulting in reduced pricing to mass market and health club customers.

Active Nutrition gross profit increased approximately 22.6% to $12.1 million for the nine months ended February 28, 2005, from $9.8 million for the nine months ended February 29, 2004. Gross profit, as a percentage of net sales, increased to 42.0% for the nine months ended February 28, 2005, from 38.2% for the nine months ended February 29, 2004. In addition to an incremental $0.4 million in gross profit resulting from increases in sales volume and $0.4 million due to foreign currency exchange rates, the increase in gross profit and gross profit percentage was primarily attributable to a $1.1 million reduction in inventory related charges and a $0.5 million reduction in product returns.

Operating Expenses. Operating expenses remained relatively constant at $61.7 million for the nine months ended February 28, 2005, compared to $61.6 million for the nine months ended February 29, 2004. Modest decreases in selling and marketing and general and administrative expenses were more than offset by increases in research and development costs and amortization of intangible assets.

RETURN TO INDEX

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, remained relatively constant for the nine months ended February 28, 2005, compared to the nine months ended February 29, 2004. The Schiff Specialty increase resulted primarily from $4.2 million in marketing costs in support of our fiscal 2005 launch of Lubriflex3, substantially offset by reclassification of approximately $3.7 million in promotional spending to price discount-like promotions, which are accounted for as a direct reduction of sales. The increase in Haleko’s selling and marketing expenses were primarily due to $1.0 million in foreign currency impact and $0.5 million in additional spending in response to competitive conditions and support of new product introductions. The decrease in Active Nutrition primarily resulted from a $0.7 million decrease in promotional expense due to a reduction of new product activity and a $1.4 million decrease resulting from the favorable impact of previously implemented cost reduction and other initiatives.

General and administrative expenses remained relatively constant for the nine months ended February 28, 2005, compared to the nine months ended February 29, 2004. Decreases in general and administrative expenses resulting primarily from a $2.5 million reduction in legal related costs and a $0.8 million decrease in personnel related costs were partially offset by $0.6 million in expenses associated with the sale of the Weider branded business and $0.5 million in incremental consulting fees, including corporate governance costs. In addition, the prior comparable period amount includes approximately $1.1 million in recoveries of previously recognized notes receivable valuation allowances, which are reflected as a reduction in general and administrative expenses.

Research and development costs increased to approximately $3.3 million for the nine months ended February 28, 2005, from $3.0 million for the nine months ended February 29, 2004 primarily resulting from an increase in contracted research relating to potential new product initiatives. Amortization of intangibles increased due to a reduction in the estimated remaining useful lives of certain Haleko unit trademarks.

Other Income/Expense. Other expense, net, was approximately $0.3 million expense for the nine months ended February 28, 2005 and February 29, 2004. Interest expense for the nine months ended February 28, 2005, decreased as a result of reduced aggregate indebtedness and a reduction of financing fees under our current credit facility. Interest income for the nine months ended February 29, 2004, includes approximately $0.7 million recognized in connection with the settlement of certain notes receivable.

Provision for Income Taxes. Provision for income taxes was $5.2 million for the nine months ended February 28, 2005, compared to $4.3 million for the nine months ended February 29, 2004. The change resulted from an increase in pre-tax income.

Liquidity and Capital Resources

Working capital increased approximately $15.5 million to $62.0 million at February 28, 2005, from $46.5 million at May 31, 2004, primarily represented by an increase in cash and cash equivalents partially offset by a modest increase in current liabilities. The increase in inventories is due primarily to joint product sales growth and our proactive decision to increase raw materials on-hand relating to this category, our Lubriflex3 product launch and foreign currency exchange impact.

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

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Weider Nutrition Group, Inc. (“WNG”), a new $25.0 million revolving credit facility (the “New Credit Facility”) with KeyBank National Association, as Agent. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants and certain restrictions. Our obligations under the New Credit Facility are secured by a first priority security interest on all of the capital stock of WNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to the lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the New Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate, and the New Credit Facility matures on June 30, 2007, with options for one-year extensions under certain circumstances. The New Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At February 28, 2005, there were no amounts outstanding and $25.0 million was available under the New Credit Facility.

RETURN TO INDEX

Our European working capital needs (primarily our Haleko unit) are supported by a Germany-based secured credit facility (the “Haleko Facility”) that is subject to annual renewal in or around July. Our obligations under the Haleko Facility are secured by a first priority lien on substantially all Haleko tangible and intangible assets. In July 2004, we renewed the Haleko Facility with Deutsche Bank AG in the approximate amount of $10.4 million (at recent exchange rates) on terms substantially similar to the previous facility. At February 28, 2005, there was approximately $0.1 million outstanding and $9.1 million was available under the Haleko Facility.

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

A summary of our outstanding contractual obligations at February 28, 2005 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$1,855	$1,855	$--	$--	$--
Operating leases	21,561	3,254	5,718	5,464	7,125
Purchase obligations	24,839	24,839	--	--	--

Total obligations	$48,255	$29,948	$5,718	$5,464	$7,125

    Purchase obligations primarily consist of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

● We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory valuation adjustments resulted in an increase to gross profit of approximately $0.6 million for each of the fiscal 2005 and 2004 third quarters, and an increase (decrease) to gross profit of approximately $0.3 million and $(0.6) million, respectively, for the nine months ended February 28, 2005 and February 29, 2004.  At February 28, 2005 and May 31, 2004, our inventory valuation allowance amounted to approximately $2.7 million and $3.7 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

RETURN TO INDEX

● We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. Changes in our allowances for doubtful accounts, notes receivable, sales returns and discounts did not materially impact our earnings for the fiscal 2005 and 2004 third quarters or for the nine months ended February 28, 2005 and February 29, 2004.  Increases in Schiff Specialty allowances for sales returns primarily resulting from the risks associated with the launch of new products, were substantially offset by decreases in allowances for sales returns in our Active Nutrition unit.  At February 28, 2005 and May 31, 2004, our allowance for doubtful accounts, sales returns and discounts amounted to approximately $6.2 million and $6.5 million, respectively.  Actual results may differ resulting in adjustment of the respective allowance(s).

● We currently have deferred tax assets resulting from certain loss carry forwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent that it is more likely than not that future operations will not generate sufficient profit to utilize the loss carry forwards, valuation allowances are established.  At February 28, 2005 and May 31, 2004 our deferred tax asset valuation allowances amounted to approximately $4.6 million.

● We have significant intangible assets, including trademarks, patents and goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

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

Important factors that may affect our future performance or cause these forward looking statements to be false include, but are not limited to the following.

Dependence on Significant Customers. Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 49% and 52%, respectively, of our total net sales for the nine months ended February 28, 2005 and February 28, 2004. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, could have a material adverse effect on our results of operations and financial condition. We cannot assure you that Costco and/or Wal-Mart will continue to be significant customers.

Availability of Raw Materials. We obtain all of our raw materials for the manufacture of our products from third parties. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay, or that meet our quality standards and labeling requirements. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products. In addition, we also acquire a significant amount of ingredients for a number of our products (particularly joint care products) from suppliers outside of the United States, particularly in China. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations. The discovery of Bovine Spongiform Encephalopathy, commonly referred to as “mad cow disease”, in a country from which we obtain a significant amount of our raw materials derived from bovine sources could prevent us from purchasing such raw materials in the required quantities at an acceptable price, or at all. The occurrence of any of the foregoing, particularly with respect to raw materials needed for our joint care products, could have a material adverse effect on our results of operations and financial condition.

RETURN TO INDEX

Dependence on Individual Products. Certain products and product lines account for a significant amount of our total net sales. Net sales for our Schiff Move Free brand were approximately 26% and 29%, respectively, of our total net sales for the nine months ended February 28, 2005 and February 29, 2004. We cannot assure you that Schiff Move Free or other of our products currently experiencing strong popularity and growth will maintain sales levels over time. The inability to successfully implement marketing and spending programs behind our Schiff Move Free brand and other branded products could have a material adverse effect on our results of operations and financial condition.

Dependence on New Products. We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products. Although we seek to introduce additional products each year, the success of new products is subject to a number of variables, including developing products that will appeal to customers and comply with applicable regulations. For example, if we are unable to successfully launch and gain distribution for our Schiff Lubriflex3 product and Schiff Move Free product enhancements, our results of operations could suffer. In addition, the inability to successfully relaunch brands and new products in our Haleko unit would adversely affect our results of operations. We cannot assure you that our efforts to develop and introduce innovative new products will be successful or that customers will accept new products.

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

Risks of Competition. The market for the sale of nutritional supplements is highly competitive. Certain of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories, also represent significant competition to our products.  Pricing pressure could adversely affect our ability to pass on raw material price increases to customers and negatively impact our financial performance.  Increased competition from competitors and from private label pressures could have a material adverse effect on our results of operations and financial condition.

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

Ephedra has been the subject of certain adverse publicity relating to alleged harmful or adverse effects. The Food and Drug Administration ("FDA") has recently prohibited the sale of dietary supplements containing ephedra. A number of state and local governments also have proposed or passed legislation regulating or prohibiting the sale of ephedra products. We are not able to predict whether ephedra products will be subject to further federal, state, local, or foreign laws or regulations or whether adverse publicity regarding ephedra will continue or increase. We are currently a party to certain lawsuits regarding the sale of ephedra products. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra.

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

We have been and are currently named as a defendant in product liability lawsuits regarding certain of our ephedra products. Prior to September 1, 2001, we maintained, on an occurrence basis, both primary and excess insurance coverage regarding our ephedra products. Subsequent to September 1, 2001, we maintained, on a claims made basis, primary but not excess coverage regarding our ephedra products, with very limited coverage on only certain ephedra products for the policy period which ended on September 1, 2003. Subsequent to September 1, 2003, we have not maintained any insurance coverage regarding ephedra products. Only one of our lawsuits regarding ephedra products is covered by insurance. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

Impact of Government Regulation on Our Operations. Our operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and the Federal Trade Commission. Among other matters, government regulation covers statements and claims made in connection with the packaging, labeling, marketing and advertising of our products. Governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties or commencing criminal prosecution. As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs.

RETURN TO INDEX

The FDA has proposed extensive good manufacturing practice regulations for dietary supplements. In addition, we may be subject to additional laws or regulations administered by federal, state, or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as the Dietary Supplement Health and Education Act of 1994, as amended, or more stringent interpretations of current laws or regulations. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Any or all of these requirements and the related costs to comply with such requirements could have a material adverse effect on our results of operations and financial condition.

Restrictions Imposed by Terms of Our Indebtedness. Our borrowing arrangements impose certain financial and operating covenants, including, among others, requirements that we maintain, under certain circumstances, certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions, or limitations on our ability to incur debt, pay dividends, or take certain other corporate actions, all of which may restrict our ability to expand or pursue our business strategies. Changes in economic or business conditions, results of operations or other factors could cause a violation of one or more covenants in our debt instruments.

Risks Associated with International Markets. We have significant international operations, with approximately 33% and 32%, respectively, of our net sales for the nine months ended February 28, 2005 and February 29, 2004 generated outside the United States. Operating in international markets exposes us to certain risks, including, among others, changes in or interpretations of foreign regulations that may limit our ability to sell certain products or repatriate products to the United States, foreign currency fluctuations, the potential imposition of trade or foreign exchange restrictions or increased tariffs and political instability. The occurrence of any of the foregoing could have a material adverse effect on our results of operations and financial condition.

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

Third-Party Intellectual Property Rights and Proprietary Techniques. Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in pill or tablet form, recently it is becoming more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. Although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. To the extent that these developments prevent us from offering or supplying competitive products or ingredients in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on our results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion involves forward-looking statements of market risk which assume that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered our projections of future events or losses.

Our cash flows and net earnings are subject to fluctuations resulting from changes in interest rates and foreign exchange rates. We currently are party to one modest interest rate derivative relating to our Haleko business unit. Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure. We do not use financial instruments for trading purposes.

Since we have subsidiaries whose net sales and expenses are denominated in foreign currencies (primarily the Euro), changes in the value of these foreign currencies relative to the value of the U.S. dollar may impact our reported net earnings. The U.S. dollar volume of these foreign currency denominated net sales was approximately $62.3 million, or 30.8% of total net sales, for the nine months ended February 28, 2005. The impact of fluctuations in foreign currency exchange rates resulted in an approximate $4.3 million increase in net sales for the nine months ended February 28, 2005. The impact of fluctuations in foreign currency exchange rates on operating income was negligible for the same time period.

RETURN TO INDEX

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

RETURN TO INDEX

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2	Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
(2)	Filed herewith.

RETURN TO INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       WEIDER NUTRITION INTERNATIONAL, INC.

Date: April 8, 2005	By: /s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive
Officer and Director

Date: April 8, 2005	By: /s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and
Chief Financial Officer

RETURN TO INDEX