Form 10-K
period 2005-05-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2005-08-29
CIK 1022368

QuickLinks (Click to quickly navigate through this document)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005

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

The number of shares outstanding of the Registrant’s Class A and Class B common stock is 26,289,411 (as of August 23, 2005).

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $44,775,799 (as of November 30, 2004, the last day of the Registrant's second quarter).
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which will subsequently be filed with the SEC, are incorporated by reference into Part III.

Quick Links

Part I
Item 1.	Business
Item 2..	Properties
Item 3..	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Consolidated Financial and Operating Data
Item .7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
Item 13.	Certain Relationships and Related Party Transactions
Item 14.	Principal Accountant Fees and Services
Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Weider Nutrition International, Inc. Index to Consolidated Financial Statements

Weider Nutrition International, Inc. Valuation and Qualifying Accounts

PART I

Note on Forward Looking Statements

Certain statements made in this Annual Report on Form 10-K under the captions “Business,”“Factors Affecting Future Performance,”“Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,”“anticipates,”“plans,”“ expects,”“estimates,”“may,”“should,” or similar expressions, are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially. We disclaim any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law. Important factors that may cause these forward looking statements to be false include, but are not limited to, the factors discussed in Items 1, 3, 7 and 7A of this Annual Report.

ITEM 1.     BUSINESS

Recent Developments

Historically, our company has been organized into three business units: the Schiff Specialty Unit, the Active Nutrition Unit and the Haleko Unit. The business units have been managed independently, each with its own sales and marketing resources, and supported by common product research and development, operations and technical services and administrative functions. The Schiff Specialty Unit included the Schiff® brand, as well as private label business limited to customers that otherwise carry our products. The Active Nutrition Unit included our Weider® branded global businesses and our Tiger's Milk® brand. The Haleko Unit, our primary European operations, included the Multipower® and Multaben nutritional supplement brands and private label businesses.

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC (“WGN”), a wholly-owned subsidiary of Weider Health and Fitness (“WHF”), a privately held company headquartered in California and our majority stockholder. The terms of the transaction provide that we receive approximately $14.0 million in exchange for assets relating to our domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

On June 17, 2005, we announced the sale of our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for approximately $15.0 million in cash. The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko business. The transaction closed on June 17, 2005, with an effective date of May 1, 2005 (the first day of Haleko’s fiscal year 2006).

The sale of our Weider branded business occurred during fiscal year 2005. Accordingly, it is reflected as discontinued operations in our consolidated financial statements, including the notes thereto. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger's Milk brand, have been consolidated into our Schiff Specialty Unit. The sale of the Haleko Unit was not approved by our Board of Directors until fiscal year 2006. Therefore, it is reflected as a separate operating segment for all fiscal years presented herein. Beginning with our fiscal 2006 first quarter, segment information will not be provided. Historical operating results for our Haleko Unit will be reflected as discontinued operations and all remaining assets and operations will be consolidated into our Schiff Specialty Unit. The following description of our business, however, includes historical information about both of the sold businesses.

General

Weider Nutrition International, Inc. (currently doing business as Schiff Nutrition International) develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff and Tiger’s Milk, primarily consists of specialty supplements, vitamins and minerals, and nutrition bars and are primarily marketed through mass market and health food store distribution channels.

Prior to the sales of our Weider branded business and Haleko Unit referred to under “Recent Developments” above, we also offered various powdered drink mixes and ready-to-drink beverages, marketed primarily through the same channels, as well as health club and gym distribution channels. See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 to 22 and Note 16 of the Notes to Consolidated Financial Statements for complete segment financial information.

Our Board of Directors has approved a corporate name change from Weider Nutrition International, Inc. to Schiff Nutrition International, Inc. We expect to seek stockholder approval of this name change at our 2005 annual meeting of stockholders.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000. We were incorporated in Delaware in 1996. Our internet website address is www.schiffnutrition.com. Our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge through our corporate internet website, which provides a link to www.sec.gov, the website maintained by the Securities and Exchange Commission (SEC). The public may record and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Overview

In recent years, nutritional supplement companies, analysts, publications and other industry sources have indicated a slower growth rate in the nutritional supplement industry. We believe that the slowdown is due in part to, among other factors:

•	increased competition, including intense private label expansion;

•	the lack of industry-wide “blockbuster” products; and

•	negative publicity regarding certain nutritional supplement ingredients and companies.

Despite the slowdown in the industry growth rate, we believe that demand for dietary supplements will continue over the long-term. We believe that potential growth will result from, among other factors:

•
increased awareness of the health benefits of dietary supplements, especially as reports and medical research indicating a correlation between consumption of specific nutrients and better health and reduced incidence of certain diseases continue to heighten public knowledge of the benefits of dietary supplements for health;

•	a growing population of older Americans more likely to consume dietary supplements and nutritional products, with an increasing interest in more proactively managing one’s own health needs;

•	successful new product introductions; and

•	consumers’ desire for preventive health care.

Although data from the fragmented international markets is not readily available, we believe similar demographics, events, and other trends also present certain future opportunities in international markets.

Brands, Products and Distribution

The following table shows comparative net sales results categorized by business unit and as a percentage of net sales for fiscal 2005, 2004 and 2003 (dollars in thousands):

	2005		2004		2003

Schiff Specialty	$173,095	72.2%	$168,128	71.6%	$154,912	69.8%
Haleko	66,759	27.8	66,846	28.4	63,830	28.8
Other(1)	—	—	—	—	3,102	1.4
Total	$239,854	100.0%	$234,974	100.0%	$221,844	100.0%

    (1) Amount represents net sales of our American Body Building™ and Science Foods® brands which were sold on July 26, 2002. Previously, these sales were included in our Active Nutrition Unit (see “Recent Developments” above).

Schiff Specialty Unit

We market a complete line of specialty supplements, vitamins, and minerals under the Schiff brand, which has been familiar to consumers for over 60 years. The Schiff brand emphasizes high quality and natural ingredients, primarily consisting of tablet, capsule and soft gel product forms.

In response to consumers who seek a more natural and preventive approach to their health care, the industry has developed emerging specialty supplement categories as alternatives or complements to over-the-counter and pharmaceutical products. Our specialty supplements include certain joint health products marketed under the Schiff brand, including our Move Free® and other glucosamine and chondroitin compounds. Our Move Free product is one of the leading joint health products in the mass market channel. Domestic net sales of Schiff Move Free brand products were $64.9 million, $64.0 million and $55.0 million, respectively, for fiscal 2005, 2004 and 2003.

Our Schiff brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to healthy diet and exercise. Schiff brand vitamin products include:

•	multivitamins, such as Single Day;

•	individual vitamins, such as Vitamin B and Vitamin C;

•	minerals, such as Calcium;

•	specialty formulas for men and women, such as Prostate Health and Folic Acid; and

•	other specialty formulas, such as Melatonin, Niacin and Lutein.

The Schiff brand is marketed primarily in the mass market retail channel, with additional limited distribution in health food stores. Our products are sold domestically in leading retail outlets in all 50 states. Our mass market customers include:

•	mass merchandisers, such as Wal-Mart, Target and K-Mart;

•	warehouse clubs, such as Costco, Sam’s Club and BJ’s;

•	supermarkets, such as Albertson’s, Fred Meyer, Giant, Kroger, Publix, Safeway, Stop & Shop, H-E-B and Raley’s; and

•	drug stores, such as Walgreen’s, CVS, Rite Aid and Brooks/Eckerd.

We service the health food market primarily through sales to leading health food retailers and distributors. We also sell certain Schiff products to various international markets on an export basis. For certain retail customers where we sell our branded products, we also provide private label products.

Our Schiff Specialty Unit now also includes Tiger’s Milk and Fi-Bar® nutrition bar products. The Tiger’s Milk product line includes several nutrition bars that supply protein, vitamins and other essential nutrients with less fat than a traditional candy bar. The Fi-Bar product line is comprised of fat-free granola bars and fruit and nut bars coated with yogurt, chocolate or carob made without hydrogenated fats. The Tiger’s Milk and Fi-Bar brands are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars and are sold primarily through mass market retailers and convenience stores, with additional limited distribution in health food stores.

Active Nutrition Unit

Prior to the fiscal 2005 fourth quarter sale of our Weider branded business referred to in “Recent Developments” above, our Active Nutrition Unit developed and marketed sports nutrition, nutritional bar and weight management products primarily under the Weider and Tiger’s Milk brands. The Weider brand included a wide variety of sports nutrition products, including powdered drink mixes, tablets and capsules, ready-to-drink beverages and nutrition bars, designed to enhance athletic performance and results achieved through exercise and training. As previously discussed, the Tiger’s Milk brand is now included in our Schiff Specialty Unit.

The Active Nutrition Unit products were primarily distributed through mass market retailers, convenience and health food stores, and health clubs and gyms. We also marketed certain Weider and other branded products on an export basis to South America, Eastern Europe, the Middle East, and the Pacific Rim through relationships with certain mass market retailers with international operations and through a network of distributors.

Net sales for the Weider branded business (net of certain inter-business unit sales eliminations), included in discontinued operations, were approximately $19.4 million, $22.6 million and $19.0 million, respectively, for fiscal 2005, 2004 and 2003.

Haleko Unit

Prior to the fiscal 2006 first quarter sale of our Haleko Unit referred to in “Recent Developments” above, our Haleko Unit developed, manufactured and marketed nutrition products primarily under the Multipower and Multaben brands. Haleko had well-recognized nutritional supplement brands in Europe and nutritional supplement manufacturing capabilities in Germany.

Haleko’s leading sports nutrition brand was Multipower, which included a wide variety of products primarily marketed to health clubs and gyms in Germany and to a number of other European countries on an export basis. Haleko also marketed weight management and nutrition products under the Multaben brand primarily to mass market accounts in Germany. Multaben products included a variety of beverages, soups and other meal replacement products as well as nutrition bars. Haleko also had a presence in private label nutrition products, providing a variety of products to certain mass market and other customers.

Prior to the fiscal 2004 first quarter sale of our Venice Beach brand, Haleko marketed a line of sports apparel under this brand. The sportswear was primarily sold in Germany to department stores, health clubs and gyms, and specialty sportswear retail stores. Net sales for the Venice Beach branded business, included in discontinued operations, were approximately $26.2 million for fiscal 2003.

Sales and Marketing

Our Schiff Specialty Unit sales force consists of dedicated sales professionals who are assigned to specific accounts, classes of trade and/or geographic territories. These sales professionals work directly with retailers and distributors to increase knowledge of our products and general nutritional supplement benefits, solicit orders for our products, maximize our shelf presence, and provide related product sales assistance. We also utilize brokers to market our products in certain accounts and classes of trade.

For our Haleko Unit, our sales resources were dedicated to each Haleko business area. Multipower had a focused health club and gym and export sales force and Multaben had a focused mass market sales force.

We market our products using a mix of trade and consumer promotions; television, newspaper and print media advertising; and consumer education efforts. Our advertising and marketing expenditures, excluding sales incentives reflected as reductions in net sales or increases in cost of goods sold, were approximately $24.1 million, $22.6 million and $18.1 million, respectively, for fiscal 2005, 2004 and 2003.

During fiscal 2005, we maintained our focus on brand building support for our core brands, particularly relating to our Schiff Move Free brand of joint health products. We continued to employ television, magazine and newspaper media in fiscal 2005, along with several targeted direct mail and public relations campaigns. During fiscal 2005, our advertisements appeared in various magazines, national newspapers and other publications.

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

We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits. To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns. For research and development initiatives, we conduct research and development in our own facilities and with strategic third parties. Product research and development expenses were approximately $4.0 million, $3.8 million and $3.9 million, respectively, for fiscal 2005, 2004 and 2003.

Manufacturing and Product Quality

We manufacture the majority of our domestic products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which includes our main distribution center and primary administrative offices and also houses our nutrition bar manufacturing operations. Our Salt Lake City capsule and tablet facility is designed and operated to meet United States Pharmacopoeia (“USP”) compliance standards. We are participating in the USP Dietary Supplement Verification Program, pursuant to which our manufacturing facility has been certified as being compliant with USP good manufacturing practices. We were also awarded an “A” rating by the National Nutritional Foods Association (“NNFA”) in fiscal 2002, which was renewed in October 2004, for compliance with NNFA good manufacturing practices. In addition, our facility has been inspected by the Therapeutic Goods Administration, the Australian therapeutic goods regulatory agency. In November 2004, we again were certified as compliant with the good manufacturing practices the Therapeutic Goods Administration requires for “Complementary Medicines.”

Our packaging, counting and filling operations are fully computerized to promote accuracy and compliance with weights and measures regulations. We have invested in production line flexibility to accommodate various filling sizes, weights, or counts of product and final shipped unit configurations to fulfill customer and ultimate consumer needs. The distribution center features a high-rise racked warehouse and a fully automated “order-pick” system using optical readers that interpret bar coded labels on each shipping container.

We maintain and operate a Manufacturing Resource Planning (“MRP”) system fully integrated with distribution, warehousing and quality control, which provides real time lot and quality tracking of raw materials, work in progress and finished goods.

Prior to the sales of our Weider branded business and Haleko Unit referred to under “Recent Developments” above, we also had two other manufacturing facilities: a capsule, tablet and powder facility in Bleckede, Germany that manufactured products distributed throughout Europe, and a facility in Madrid, Spain that primarily produced powders for distribution in Spain, France and Italy.

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

We employ a purchasing staff that works with marketing, product development and quality control personnel to source raw materials for our products. Raw materials are sourced principally from China and the United States.

Competition

The market for the sale of nutritional supplements is highly fragmented and competitive. We believe that competition is based principally upon price, quality of products, customer service and marketing support.

Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of both geographic market coverage and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. These companies and many nutritional supplement companies have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories, compete directly with our products. In several product categories, private label items have become the market share leaders. Increased competition from such companies and from private label pressures could have a material adverse effect on our results of operations and financial condition.

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

Government Regulation

Our products include foods and dietary supplements, which are subject to the laws and regulations of federal governmental agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture, and the Environmental Protection Agency, and also various agencies of the states, localities and countries in which we operate and sell our products.

The FDA regulates foods and dietary supplements through the Food Drug and Cosmetic Act (“FDCA”) and amendments thereto, including the Dietary Supplement Health and Education Act of 1994, as amended (“DSHEA”), which is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA establishes a statutory class of dietary supplements, including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients on the market before October 15, 1994 may be used without further notification to the FDA. However, dietary ingredients not marketed prior to October 15, 1994 require submission to the FDA evidencing a history of use or other evidence of safety to establish that the ingredient will reasonably be expected to be safe.

DSHEA permits statements of “nutritional support” for dietary supplements that may describe how particular dietary ingredients, or the mechanism of action by which dietary ingredients, affect the structure, function or general well-being of the body. These statements of nutritional support, or “structure/function claims”, may not make a health claim or disease claim, meaning that a statement may not expressly or implicitly claim to treat, prevent, cure, or mitigate an illness or disease unless the claim was authorized by the FDA. A structure/function claim in advertising or on a product label must have scientific substantiation that the claim is truthful and not misleading, have a disclaimer that the statement has not been reviewed by the FDA, and have been disclosed to the FDA that the claim would be used for a product. Our policy is to label products in accordance with applicable laws and regulations, which are amended and repealed from time to time. We cannot assure you that a regulatory agency will not deem one or more of our product claims or labels to be impermissible and to take adverse action against us, including warning letters, fines, product recalls and product seizures.

The FDA has proposed final good manufacturing practice regulations (“GMPs”) for dietary supplements, which are authorized under DSHEA. If finalized, the proposed GMPs would require quality control provisions similar to, and in certain instances beyond, GMPs for drugs and over-the-counter products. These GMPs, if adopted, may result in increased expenses, changes to or discontinuance of products, or implementation of additional record keeping and administrative procedures. We cannot assure you that, if the FDA adopts the GMPs in the proposed form, we will be able to comply with the new regulations without incurring substantial costs.

Some of our products are conventional foods, which are also subject to the Nutrition Labeling and Education Act of 1990 (“NLEA”). The NLEA prohibits health claims being made for a food without prior FDA approval. Most of our products are classified as dietary supplements.

The FTC exercises jurisdiction over the advertising of nutritional and dietary supplements under the Federal Trade Commission Act. In November 1998, the FTC published an advertising guideline for the dietary supplement industry entitled “Dietary Supplements: An Advertising Guide for Industry.” These guidelines reiterate many of the policies regarding dietary supplements the FTC has periodically announced over the years, particularly with respect to the substantiation of claims made in advertising of dietary supplement products.

In the past several years, the FTC has instituted several enforcement actions against dietary supplement companies alleging false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and/or the payment of fines by certain of the companies involved. The FTC continues to monitor advertising with respect to dietary supplements and, accordingly, from time to time we receive inquiries from the FTC with respect to our advertising. We entered into a consent decree with the FTC effective November 2000 governing diet and weight loss claims and certain disease, safety and comparative health benefit claims.

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

Intellectual Property

Prior to the sales of our Weider branded business and Haleko Unit referred to under “Recent Developments” above, we owned, or had filed for, over 150 trademarks registered with the United States Patent and Trademark Office or similar regulatory agencies in certain other countries for our Schiff, Multipower, Multaben, Weider and Tiger’s Milk brands and certain of our products, processes and slogans. Subsequent to the sales, we continue to have such rights for approximately 90 trademarks. We also license rights for other names material to our business and for the use of our brand names, including Schiff and Tiger’s Milk, in certain countries outside of North America.

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

Employees

Prior to the sales of our Weider branded business and Haleko Unit referred to under “Recent Developments” above, we employed approximately 790 persons. At July 31, 2005, we employed approximately 368 persons, of whom approximately 213 were in management, sales, purchasing, logistics and administration and approximately 155 were in manufacturing operations. In addition, we utilize temporary employees in some of our manufacturing processes. We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

Factors Affecting Future Performance

Dependence on Significant Customers. Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 52%, 53% and 52%, respectively, of our total net sales for fiscal 2005, 2004 and 2003. Following the sale of our Haleko Unit referred to under “Recent Developments” above, we anticipate that the portion of our total net sales relating to these customers will increase. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, could have a material adverse effect on our results of operations and financial condition. We do not have supply contracts with either Costco or Wal-Mart and therefore we cannot assure you that Costco and/or Wal-Mart will continue to be significant customers.

Dependence on Individual Products. Certain products and product lines account for a significant amount of our total net sales. Domestic net sales for our Schiff Move Free brand were approximately 27%, 27% and 25%, respectively, of our total net sales for fiscal 2005, 2004 and 2003. Following the sale of our Haleko Unit referred to under “Recent Developments” above, we anticipate that the portion of our total net sales relating to our Schiff Move Free brand will increase. Net sales for Haleko's Multipower brand were approximately 12%, 13% and 12%, respectively, of our total net sales for fiscal 2005, 2004 and 2003. We cannot assure you that Schiff Move Free or other of our products currently experiencing strong popularity and growth will maintain sales levels over time. The inability to successfully implement marketing and spending programs behind our Schiff Move Free brand and other branded products could have a material adverse effect on our results of operations and financial condition.

Availability of Raw Materials. We obtain all of our raw materials for the manufacture of our products from third parties. A significant portion of our raw materials relate to our joint care category. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay, or that meet our quality standards and labeling requirements. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products. In addition, we acquire a significant amount of ingredients for a number of our products (particularly joint care products) from suppliers outside of the United States, particularly in China. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations. The discovery of Bovine Spongiform Encephalopathy, commonly referred to as “mad cow disease”, in a country from which we obtain a significant amount of our raw materials derived from bovine sources could prevent us from purchasing such raw materials in the required quantities, at an acceptable price, or at all. The occurrence of any of the foregoing, particularly with respect to raw materials needed for our joint care products, could have a material adverse effect on our results of operations and financial condition.

Dependence on New Products. We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products. Although we seek to introduce additional products each year, the success of new products is subject to a number of variables, including developing products that will appeal to customers and comply with applicable regulations. For example, if we are unable to successfully launch and gain distribution for our Schiff Lubriflex3™ product and Schiff Move Free product enhancements, our results of operations could suffer. We cannot assure you that our efforts to develop and introduce innovative new products will be successful or that customers will accept new products.

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

We have been and are currently named as a defendant in product liability lawsuits allegedly regarding certain of our former ephedra products.
See “Item 3 - Legal Proceedings.” Prior to September 1, 2001, we maintained, on an occurrence basis, both primary and excess insurance coverage regarding our ephedra products. Subsequent to September 1, 2001, we maintained, on a claims made basis, primary but not excess coverage regarding our ephedra products, with very limited coverage on only certain ephedra products for the policy period which ended on September 1, 2003. Subsequent to September 1, 2003, we have not maintained any insurance coverage regarding ephedra products. None of our ongoing lawsuits regarding ephedra products is covered by insurance. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

Impact of Government Regulation on Our Operations. Our operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and FTC. See “Business-Government Regulation” above. Among other matters, government regulation covers statements and claims made in connection with the packaging, labeling, marketing and advertising of our products. Governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties or commencing criminal prosecution. As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs.

The FDA has proposed extensive good manufacturing practice regulations for dietary supplements. See “Business-Government Regulation” above. In addition, we may be subject to additional laws or regulations administered by federal, state, or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Any or all of these requirements and the related costs to comply with such requirements could have a material adverse effect on our results of operations and financial condition.

Restrictions Imposed by Terms of Our Indebtedness. Our borrowing arrangements impose certain financial and operating covenants, including, among others, requirements that we maintain, under certain circumstances, certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and limitations on our ability to incur debt, pay dividends, or take certain other corporate actions, all of which may restrict our ability to expand or pursue our business strategies. Changes in economic or business conditions, results of operations or other factors could cause a violation of one or more covenants in our credit facility.

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

Third-Party Intellectual Property Rights and Proprietary Techniques. Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in pill or tablet form, recently it is becoming more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. Although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. To the extent that these developments prevent us from offering or supplying competitive products or ingredients in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on our results of operations and financial condition. See “Business - Intellectual Property” above.

Risks Associated with International Markets. Historically, we have had significant international operations, with approximately 30% of our net sales for fiscal 2005 generated outside the United States. We anticipate that the sales of our Weider branded business and Haleko Unit referred to under “Recent Developments” above will significantly reduce the amount of our sales generated outside the United States. Operating in international markets exposes us to certain risks, including, among others, changes in or interpretations of foreign regulations that may limit our ability to sell certain products or repatriate products to the United States, foreign currency fluctuations, the potential imposition of trade or foreign exchange restrictions or increased tariffs and political instability. The occurrence of any of the foregoing could have a material adverse effect on our results of operations and financial condition.

ITEM 2.     PROPERTIES

    At May 31, 2005, we owned or leased the following facilities:

Location	Function	Approximate Square Feet	Lease/Own	Expiration Date of Lease
Salt Lake City, UT	Company Headquarters, Manufacturing & Production, Warehouse & Distribution (Schiff Specialty Unit and, historically, Active Nutrition Unit)	418,000	Lease	March 2013
Levada, Italy *	Administrative Offices & Warehouse (Haleko Unit)	13,000	Lease	March 2009
Hamburg, Germany *	Administrative Offices (Haleko Unit)	35,200	Lease	July 2009
Bleckede, Germany *	Manufacturing & Production, Warehouse (Haleko Unit)	100,000	Own	N/A

    *These properties were sold or transferred in connection with the sale of our Haleko Unit effective during our fiscal 2006 first quarter. Haleko also had several small sales and administrative offices located in Western Europe.

ITEM 3.     LEGAL PROCEEDINGS

In July 2003, we were named as a defendant in Cain v. Metabolife, Inc., Weider Nutrition International, Inc., et. al. filed in Texas state court. In connection with the bankruptcy filing of another defendant company, the case was removed to a U.S. District Court in New Jersey. The lawsuit alleges that the consumption of various products containing ephedra (distributed by several different companies) caused injuries and damages to the plaintiff. We dispute the allegations and are opposing the lawsuit. This lawsuit is not covered by our insurance. In connection with the recent bankruptcy filing of a second defendant, the matter has been stayed.

In September 2003, we were named as a defendant in Borgese v. Cytodyne Technologies, Inc., Weider Nutrition International, Inc. et al. filed in New Jersey state court. In connection with the bankruptcy filing of another defendant company, the case was removed to a U.S. District Court in New Jersey. The lawsuit alleged that the consumption of various products containing ephedra (distributed by several different companies) caused injuries and damages to the plaintiff. We disputed the allegations and opposed the lawsuit. We also tendered the matter to our insurance carriers, which assumed defense of the matter. In connection with mediation ordered by the bankruptcy court, we settled our portion of the matter with the plaintiffs in June 2005 for a nominal amount, all of which is covered by insurance. The settlement agreement is subject to bankruptcy court approval.

In November 2004, we were named as a defendant in Willis v. American Body Building Products, Optimum Nutrition, Weider Nutrition et. al. filed in Illinois state court. The lawsuit alleges that consumption of an American Body Building brand product containing ephedra caused injuries and damages to the plaintiff. We sold the American Body Building brand to Optimum Nutrition (“Optimum”) in July 2002, and have tendered the matter to Optimum under the indemnification provisions of the related Asset Purchase Agreement. Optimum initially denied the tender for indemnification; however, we are disputing the denial and pursuing further the indemnification coverage with Optimum. This matter is not covered by insurance. We dispute the allegations of the lawsuit and are defending the matter.

As the remaining two ephedra cases are not covered by insurance, a large adverse damage award could have a material adverse effect on our results of operations and financial condition. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

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

No matter was submitted to the vote of security holders during the fiscal 2005 fourth quarter.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
             SECURITES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “WNI”. The high and low closing prices of our Class A common stock for each quarter of fiscal 2005 and 2004, respectively, are set forth below:

Fiscal Year Ended May 31, 2005:	High	Low
First Quarter	$5.04	$3.00
Second Quarter	4.74	3.11
Third Quarter	4.75	4.14
Fourth Quarter	6.28	3.88

Fiscal Year Ended May 31, 2004:	High	Low
First Quarter	$3.25	$2.18
Second Quarter	4.76	2.65
Third Quarter	4.90	4.25
Fourth Quarter	5.24	3.79

Our Board of Directors will determine dividend policy in the future based upon, among other factors, our results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, our credit facility contains certain customary financial covenants that may limit our ability to pay dividends on our common stock (See Note 10 to the Consolidated Financial Statements). We can give no assurance that we will pay dividends in the future.

The closing price of our Class A common stock on August 23, 2005 was $4.70. The approximate number of stockholders of record of our Class A common stock on August 23, 2005 was 349. WHF owns all of the outstanding shares of our Class B common stock.

The following table presents information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at May 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,246,169	$2.85	2,136,953

Equity compensation plans not approved by security holders	—	—	—

Total	2,246,169	$2.85	2,136,953

We did not repurchase any of our Class A common stock during the fiscal 2005 fourth quarter.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial data as of, and for the fiscal years ended May 31, 2001 through May 31, 2005, have been derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP, our independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended May 31,
	2001	2002	2003	2004	2005
Operating Statement Data (1), (3) and (5):	(in thousands, except per share data)

Net sales	$272,419	$259,386	$221,844	$234,974	$239,854
Cost of goods sold	172,331	171,981	138,782	147,139	156,280
Gross profit	100,088	87,405	83,062	87,835	83,574
Operating expenses	83,803	75,281	66,052	71,208	68,790
Asset impairment loss (2) and (6)	—	9,027	—	—	9,346
Total operating expenses	83,803	84,308	66,052	71,208	78,136
Income from operations	16,285	3,097	17,010	16,627	5,438
Other income (expense):
Interest, net	(6,242)	(5,671)	(3,411)	(651)	(1)
Securities impairment loss	(2,177)	—	—	—	—
Other	(592)	(545)	578	109	(82)
Total other expense, net	(9,011)	(6,216)	(2,833)	(542)	(83)
Income (loss) from continuing operations before income taxes	7,274	(3,119)	14,177	16,085	5,355
Income tax expense (benefit)	2,317	(12)	5,600	6,097	(467)
Income (loss) from continuing operations	4,957	(3,107)	8,577	9,988	5,822
Income (loss) from discontinued operations, net of income taxes (3) and (5)	(4,746)	(4,437)	(719)	(1,101)	747
Income (loss) before cumulative effect of change in accounting principle	211	(7,544)	7,858	8,887	6,569
Cumulative effect of change in accounting principle, net of income tax benefit (4)	—	—	(15,392)	—	—

Net income (loss)	$211	$(7,544)	$(7,534)	$8,887	$6,569

Weighted average shares outstanding:
Basic	26,244	26,249	26,249	25,874	25,817
Diluted	26,245	26,249	26,249	26,771	26,418

Net income (loss) per share:
Basic	$0.01	$(0.29)	$(0.29)	$0.34	$0.25
Diluted	$0.01	$(0.29)	$(0.29)	$0.33	$0.25

	At May 31,
	2001	2002	2003	2004	2005
Balance Sheet Data (2) (3) and (5):	(in thousands)

Cash and cash equivalents	$2,293	$2,412	$3,463	$7,449	$11,358
Working capital	45,307	31,683	25,959	46,456	66,012
Total assets	209,268	158,243	114,938	114,924	128,226
Total debt	73,428	39,967	8,716	1,224	3,020
Total stockholders’ equity	85,800	76,741	68,846	75,813	89,835

(1)
Effective March 1, 2002, we adopted EITF No. 01-9, which requires certain sales incentives and promotional costs to be reclassified as reductions in net sales and/or increases in cost of goods sold. Fiscal 2001 has been reclassified to reflect the approximate impact of adopting EITF No. 01-9.

(2)
In July 2002, we sold substantially all assets and certain associated liabilities relating to our American Body Building and Science Foods brands (See Note 2 of the Notes to Consolidated Financial Statements).

(3)
Effective in our fiscal 2004 first quarter, we sold substantially all of the assets relating to our Venice Beach brand. In accordance with SFAS No. 144, the fiscal years presented have been restated to reflect the Venice Beach operating results as discontinued operations (See Note 2 of the Notes to Consolidated Financial Statements).

(4)
Effective June 1, 2002, we adopted SFAS No. 142, which establishes accounting and reporting standards for goodwill and other intangible assets (See Note 7 of the Notes to Consolidated Financial Statements).

(5)
Effective March 1, 2005, we sold certain assets of our Active Nutrition Unit relating to our Weider branded business. In accordance with SFAS No. 144, the fiscal years presented have been restated to reflect the Weider branded business operating results as discontinued operations (See Note 2 of the Notes to Consolidated Financial Statements).

(6)	Effective in our fiscal 2006 first quarter, we sold our Haleko Unit (See Note 18 of the Notes to Consolidated Financial Statements).

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

Weider Nutrition International, Inc., (currently doing business as Schiff Nutrition International) develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff and Tiger’s Milk, primarily consist of specialty supplements, vitamins, minerals and nutrition bars and are primarily marketed through mass market and health food store distribution channels. Prior to the sales of our Weider branded business and Haleko Unit (discussed below), we also offered various powdered drink mixes and ready-to-drink beverages, marketed primarily through the same channels, as well as health club and gym distribution channels.

Historically, our company has been organized into three business units: the Schiff Specialty Unit, the Active Nutrition Unit and the Haleko Unit. The business units have been managed independently, each with its own sales and marketing resources, and supported by common product research and development, operations and technical services and administrative functions. The Schiff Specialty Unit included the Schiff brand, as well as private label business limited to customers that otherwise carry our products. The Active Nutrition Unit included our Weider branded global businesses and our Tiger's Milk brand. The Haleko Unit, our primary European operations, included the Multipower and Multaben nutritional supplement brands and private label businesses.

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to WGN, a wholly-owned subsidiary of WHF, a privately held company headquartered in California and our majority stockholder. The terms of the transaction provide that we receive approximately $14.0 million in exchange for assets relating to our domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

On June 17, 2005, we announced the sale of our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for approximately $15.0 million in cash. The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko business. The transaction closed on June 17, 2005, with an effective date of May 1, 2005 (the first day of Haleko's fiscal year 2006).

The sale of our Weider branded business occurred during fiscal year 2005. Accordingly, it is reflected as discontinued operations in our consolidated financial statements, including the notes thereto. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger's Milk brand, have been consolidated into our Schiff Specialty Unit. The sale of the Haleko Unit was not approved by our Board of Directors until fiscal year 2006. Therefore, it is reflected as a separate operating segment for all fiscal years presented herein. Beginning with our fiscal 2006 first quarter, segment information will not be provided. Historical operating results for our Haleko Unit will be reflected as discontinued operations and all remaining assets and operations will be consolidated into our Schiff Specialty Unit. The following discussion of our financial results, however, includes certain historical information about both of the sold businesses.

Our operating results for fiscal 2005, 2004 and 2003 were affected by an industry slow down (including lack of successful new product introductions), increased competitive pressures (particularly from increasing private label growth), the implementation of our Schiff Move Free initiatives to defend the brand against competition, and the sale of our Venice Beach, American Body Building, Science Foods and Weider brands.

During fiscal 2005, we experienced margin volatility due to several factors, including significant raw material pricing increases, particularly in the joint care category, and a continuing strong competitive environment. Our operating results were also impacted by the launch of Lubriflex3. During fiscal 2006, we continue to expect margin volatility due to raw material pricing in our joint care category and a continuing strong competitive environment.

During the fiscal 2003 fourth quarter, we began implementing our Schiff Grow Move Free initiative. This initiative included incremental selling and marketing support intended to both defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. During fiscal 2004 and 2005, we continued our incremental selling and marketing investment in support of our Move Free brand. During the fiscal 2005 second quarter, we launched our Lubriflex3 product and have supported the introduction with significant selling and marketing support. We believe that our overall fiscal 2005 and 2004 Move Free and other branded joint care category net sales benefited from these initiatives. During fiscal 2005, as a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from the customer, we discontinued certain private label or contract manufacturing services. Although we expect selling and marketing support for joint care product initiatives to continue in fiscal 2006, we expect branded net sales (after giving effect to the subsequent sale of our Haleko Unit) to be relatively constant due to competitive conditions and other factors.

On May 1, 2003 (the first day of Haleko’s fiscal year 2004), we sold substantially all of the assets relating to Haleko’s Germany-based Venice Beach sports apparel brand. The transaction included the sale of Venice Beach receivables, inventories, intellectual property and certain fixed assets and the assumption by the purchaser of approximately 47 Venice Beach employees. The net cash proceeds from the sale were approximately $7.1 million. In accordance with SFAS No. 144, operating results for Venice Beach are reflected as discontinued operations for all periods presented.

On July 26, 2002, we announced the sale of substantially all of the assets and certain associated liabilities relating to our American Body Building and Science Foods brands. The sales price included approximately $5.7 million in cash and the assumption by the buyer of an approximate $0.2 million mortgage on the accompanying beverage facility.

On June 1, 2002, we adopted SFAS No. 142 and recognized an after-tax goodwill impairment charge of approximately $15.4 million.

Factors affecting our historical results, including the previous implementation of strategic initiatives as well as continuing refinement of our growth and business strategies, are ongoing considerations and processes. While the focus of these considerations is to improve future profitability, no assurance can be given that our decisions relating to these initiatives will not adversely impact our results of operations and financial condition.

The following table shows selected items as reported and as a percentage of net sales for the years ended May 31 (dollars in thousands):

	2005		2004		2003

Net sales	$239,854	100.0%	$234,974	100.0%	$221,844	100.0%
Cost of goods sold	156,280	65.2	147,139	62.6	138,782	62.6
Gross profit	83,574	34.8	87,835	37.4	83,062	37.4

Operating expenses	68,790	28.6	71,208	30.3	66,052	29.7
Asset impairment loss	9,346	3.9	—	—	—	—

Total operating expenses	78,136	32.6	71,208	30.3	66,052	29.7

Income from operations	5,438	2.2	16,627	7.1	17,010	7.7
Other expense, net	83	—	542	0.2	2,833	1.3
Income tax expense (benefit)	(467)	(0.2)	6,097	2.6	5,600	2.5

Income from continuing operations	$5,822	2.4%	$9,988	4.3%	$8,577	3.9%

Results of Operations
Fiscal 2005 Compared to Fiscal 2004

The following tables show comparative results for continuing operations, by business unit, for fiscal 2005 and 2004 (in thousands).

	Schiff	Haleko	Total
2005:
Net sales	$173,095	$66,759	$239,854
Cost of goods sold	113,351	42,929	156,280
Gross profit	59,744	23,830	83,574
Operating expenses:
Selling and marketing	27,750	18,056	45,806
General and administrative	13,956	4,107	18,063
Research and development	3,245	772	4,017
Amortization of intangible assets	30	874	904
Asset impairment loss	—	9,346	9,346
Total operating expenses	44,981	33,155	78,136

Income (loss) from operations	$14,763	$(9,325)	$5,438

2004:
Net sales	$168,128	$66,846	$234,974
Cost of goods sold	107,472	39,667	147,139
Gross profit	60,656	27,179	87,835
Operating expenses:
Selling and marketing	26,389	17,204	43,593
General and administrative	17,250	5,878	23,128
Research and development	2,975	836	3,811
Amortization of intangible assets	120	556	676
Total operating expenses	46,734	24,474	71,208

Income from operations	$13,922	$2,705	$16,627

Net Sales. Net sales increased approximately 2.1% to $239.9 million for fiscal 2005, from $235.0 million for fiscal 2004. The increase in net sales was primarily attributable to an increase in branded sales in our Schiff Specialty Unit and the positive impact of foreign currency exchange rates, partially offset by a decrease in Schiff Specialty private label sales.

Schiff Specialty net sales increased approximately 3.0% to $173.1 million for fiscal 2005, from $168.1 million for fiscal 2004. Aggregate branded sales increased approximately 9.3% to $124.8 million for fiscal 2005, from $114.2 million for fiscal 2004. Branded joint product sales volume, including Lubriflex3 results, increased approximately $13.2 million, and export sales volume increased approximately $1.6 million. These increases were partially offset by a $4.1 million decrease in other Schiff branded sales volume and a $5.7 million reduction in private label sales volume. Move Free net sales were $64.9 million and $64.0 million, respectively, for fiscal 2005 and 2004. As a result of significant volatility in raw material costing and the inability to secure an acceptable price increase, we discontinued certain private label or contract manufacturing services. Net sales for the discontinued private label business amounted to approximately $22.6 million and $29.8 million, respectively, for fiscal 2005 and 2004.

Haleko net sales, including the positive impact of foreign currency exchange rates, remained relatively constant for fiscal 2005 and 2004. Excluding the favorable foreign currency exchange impact of approximately $4.6 million, net sales decreased $4.6 million, or approximately 6.9%. Continuing difficult economic conditions in Germany and heightened competitive pressures, resulting in reduced pricing to mass market and health club customers, contributed to a $6.1 million reduction in branded sales volume. The reduction in branded sales was partially offset by a $1.5 million increase in private label sales volume.

Gross Profit. Gross profit decreased approximately 4.9% to $83.6 million for fiscal 2005, from $87.8 million for fiscal 2004. Gross profit, as a percentage of net sales, was 34.8% for fiscal 2005, compared to 37.4% for fiscal 2004. Gross profit, and the gross profit percentage, decreased in both our Schiff Specialty and Haleko units.

Schiff Specialty gross profit decreased approximately 1.5% to $59.7 million for fiscal 2005, from $60.7 million for fiscal 2004. Gross profit, as a percentage of net sales, was 34.5% and 36.1%, respectively, for fiscal 2005 and 2004. The decrease was primarily due to a $8.1 million increase in joint product raw material costs and a $7.3 million increase in price discount-like promotions, which are accounted for as a direct reduction of sales, partially offset by an approximate $12.5 million increase resulting from a change in sales mix and a $1.8 million increase resulting from a reduction in sales credits and inventory related costs. The increase in price discount-like promotions was in response to competitive pricing conditions. We anticipate that the increased joint product raw material costs will continue to impact gross profit in fiscal 2006.

Haleko gross profit decreased approximately 12.3% to $23.8 million for fiscal 2005, from $27.2 million for fiscal 2004. Gross profit, as a percentage of net sales, was 35.7% and 40.7%, respectively, for fiscal 2005 and 2004. The decrease primarily resulted from a reduction in sales volume due to economic conditions and a reduction in pricing to mass market and health club customers due to heightened competitive conditions. The margin percentage was also negatively impacted by a higher mix of lower margin private label sales.

Operating Expenses. Operating expenses increased approximately 9.7% to $78.1 million for fiscal 2005, from $71.2 million for fiscal 2004. The increase was primarily attributable to a $9.3 million asset impairment loss recognized in our Haleko Unit (see Note 18 of the Notes to Consolidated Financial Statements). The $2.2 million increase in selling and marketing expenses was more than offset by a $5.1 million decrease in general and administrative expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $45.8 million for fiscal 2005, from $43.6 million for fiscal 2004. Selling and marketing expenses increased approximately $1.4 million in our Schiff Specialty Unit, and approximately $0.8 million in our Haleko Unit. The Schiff Specialty increase primarily resulted from $7.5 million in marketing costs in support of our fiscal 2005 launch of Lubriflex3 and a $1.8 million increase in variable selling expenses resulting from increased sales volume, partially offset by a $6.8 million increase in reclassified discount-like promotions, which are accounted for as a direct reduction of sales. The Haleko increase was primarily due to the impact of foreign currency exchange rates.

General and administrative expenses decreased to approximately $18.1 million for fiscal 2005, from $23.1 million for fiscal 2004. The decrease in general and administrative expenses resulted primarily from a $6.4 million reduction in legal related costs, including approximately $2.0 million in income recognized in fiscal 2005 relating to the favorable outcome of a previously recognized contingent liability. The decrease was partially offset by the fiscal 2004 recovery of approximately $1.1 million of previously recognized notes receivable valuation allowances.

Research and development expenses increased to $4.0 million for fiscal 2005, from $3.8 million for fiscal 2004, primarily due to an increase in contracted research costs. Amortization of intangibles increased to $0.9 million for fiscal 2005, from $0.7 million for fiscal 2004, due to a reduction in the estimated remaining useful lives of certain Haleko trademarks.

Other Income/Expense. Other expense, net, was $0.1 million for fiscal 2005, compared to $0.5 million for fiscal 2004. We recognized approximately $0.4 million of incremental interest income in fiscal 2005 resulting from the increase in cash and short-term investments. We settled certain outstanding notes receivable in fiscal 2004 primarily through reacquiring 994,017 shares of our outstanding Class A common stock. As a result of these settlement transactions, we recognized approximately $0.7 million in previously unrecognized interest income on the notes receivable. During fiscal 2004, we recognized a modest gain on the sale of certain assets held for sale which was substantially offset by the write-down of an investment, both within our Haleko Unit. We also recognized less interest expense in fiscal 2005 due to an overall reduction in total indebtedness.

Provision for Income Taxes. Provision for income taxes was $0.5 million benefit for fiscal 2005, compared to $6.1 million expense for fiscal 2004. The change resulted primarily from a decrease in pre-tax income and a significant decrease in our effective tax rate. During fiscal year 2002, we implemented a tax initiative which created a significant tax net operating loss (“NOL”). The NOL was carried back to obtain tax refunds and the remaining balance was carried forward. At the time of the transaction, we established an approximate $2.5 million valuation allowance as a contingency against potential claims from a subsequent Internal Revenue Service (“IRS”) challenge, and the potential implications to the NOL carryforwards. During fiscal year 2004, the IRS commenced an examination of the company’s fiscal year 2002 U.S. tax return and subsequently expanded the audit to include fiscal years 2003 and 2004. Upon the recent conclusion of the IRS audit, we recognized an income tax benefit of approximately $2.9 million, which includes the reversal of substantially all of the valuation allowance and an adjustment for research and development credits.

Results of Operations
Fiscal 2004 Compared to Fiscal 2003

The following tables show comparative results for continuing operations, by business unit, for fiscal 2004 and 2003 (in thousands).

	Schiff	Haleko	Other(1)	Total
2004:
Net sales	$168,128	$66,846	$—	$234,974
Cost of goods sold	107,472	39,667	—	147,139
Gross profit	60,656	27,179	—	87,835
Operating expenses:
Selling and marketing	26,389	17,204	—	43,593
General and administrative	17,250	5,878	—	23,128
Research and development	2,975	836	—	3,811
Amortization of intangible assets	120	556	—	676
Total operating expenses	46,734	24,474	—	71,208

Income from operations	$13,922	$2,705	$—	$16,627

2003:
Net sales	$154,912	$63,830	$3,102	$221,844
Cost of goods sold	99,192	37,771	1,819	138,782
Gross profit	55,720	26,059	1,283	83,062
Operating expenses:
Selling and marketing	23,549	15,284	712	39,545
General and administrative	14,287	7,907	(309)	21,885
Research and development	3,197	652	17	3,866
Amortization of intangible assets	414	261	81	756
Total operating expenses	41,447	24,101	501	66,052

Income from operations	$14,273	$1,955	$782	$17,010

    (1) Amounts represent operations of our American Body Building and Science Foods brands which were sold on July 26, 2002. Previously, these operations were included in our Active Nutrition Unit (see “Overview” above).

Net Sales. Net sales increased approximately 5.9% to $235.0 million for fiscal 2004, from $221.8 million for fiscal 2003. The increase in net sales was primarily attributable to an increase in branded sales in our Schiff Specialty Unit and the positive impact of foreign currency exchange rates, partially offset by the impact from the sale of our American Body Building and Science Foods brands. Fiscal 2003 net sales of American Body Building and Science Foods branded products, prior to divestiture, were $3.1 million.

Schiff Specialty net sales increased approximately 8.5% to $168.1 million for fiscal 2004, from $154.9 million for fiscal 2003. The increase primarily resulted from increases in Move Free and other joint product sales volume. Net sales of Move Free were $64.0 million for fiscal 2004, compared to $55.0 million for fiscal 2003. We believe our fiscal 2004 Move Free and other branded joint category sales results benefited from our Schiff Grow Move Free initiative.

Haleko net sales increased approximately 4.7% to $66.8 million for fiscal 2004, from $63.8 million for fiscal 2003. An approximate $9.7 million positive impact of foreign currency exchange rates was partially offset by volume reductions of $2.8 million in branded sales and $3.9 million in private label sales. Excluding foreign currency exchange rates, net sales decreased $6.6 million, or approximately 10.4%, primarily due to competitive pressures and economic conditions. We re-launched our leading Multipower sports nutrition and Multaben weight management brands during fiscal 2004 in response to sales trends.

Gross Profit. Gross profit increased approximately 5.7% to $87.8 million for fiscal 2004, from $83.1 million for fiscal 2003. Gross profit, as a percentage of net sales, was 37.4% for fiscal 2004 and 2003.

Schiff Specialty gross profit increased approximately 8.9% to $60.7 million for fiscal 2004, from $55.7 million for fiscal 2003. Gross profit, as a percentage of net sales, was relatively constant at 36.1% for fiscal 2004, compared to 36.0% for fiscal 2003. An increase in higher margin Move Free and other joint product sales offset the impact of reduced margins on private label sales.

Haleko gross profit increased approximately 4.3% to $27.2 million for fiscal 2004, from $26.1 million for fiscal 2003. The increase resulted from the positive impact of foreign currency exchange rates. Gross profit, as a percentage of net sales, remained relatively constant at 40.7% and 40.8%, respectively, for fiscal 2004 and 2003.

Operating Expenses.  Operating expenses increased approximately 7.8% to $71.2 million fiscal 2004, from $66.1 million for fiscal 2003. The overall increase was primarily attributable to increases in selling and marketing costs in support of our brand building initiatives for all business units and the impact of foreign currency exchange rates.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, were $43.6 million for fiscal 2004, compared to $39.5 million for fiscal 2003. The increase in selling and marketing expenses resulted primarily from $1.4 million in incremental transition and marketing costs associated with our Grow Move Free initiative, $0.5 million in increased selling and marketing in support of new products in our Schiff Specialty Unit and an approximate $2.5 million foreign currency exchange rate impact in our Haleko Unit.

General and administrative expenses were $23.1 million for fiscal 2004, compared to $21.9 million for fiscal 2003. Increases in aggregate legal related costs of approximately $3.7 million were partially offset by the fiscal 2004 recovery of approximately $1.1 million of previously recognized notes receivable valuation allowances and reduced Haleko systems and personnel related costs, including impact from the sale of Venice Beach. Foreign currency exchange rates also contributed to the increase in general and administrative expenses.

Research and development costs remained relatively constant at $3.8 million and $3.9 million, respectively, for fiscal 2004 and 2003. Amortization of intangible assets also remained relatively constant at $0.7 million and $0.8 million, respectively, for fiscal 2004 and 2003.

Other Expense. Other expense, net, was $0.5 million for fiscal 2004, compared to $2.8 million for fiscal 2003. We settled certain outstanding notes receivable in fiscal 2004 primarily through reacquiring 994,017 shares of our outstanding Class A common stock. As a result of these settlement transactions, we recognized approximately $0.7 million in previously unrecognized interest income on the notes receivable. We recognized less interest expense in fiscal 2004 due to an overall reduction in total indebtedness. We recognized a modest gain on the sale of certain assets held for sale in fiscal 2004 which was substantially offset by the write-down of an investment, both within our Haleko Unit. In November 2002, we paid off $5.0 million in remaining subordinated debt with borrowings available from our senior bank credit facility, which resulted in an approximate $1.1 million write-off of previously capitalized financing fees during fiscal 2003. Finally, we recognized an approximate $0.5 million gain on the sale of certain held-for-sale equity securities during fiscal 2003.

Provision for Income Taxes. Provision for income taxes was $6.1 million for fiscal 2004, compared to $5.6 million for fiscal 2003. The change resulted primarily from the decrease in pre-tax earnings, and a modest reduction in our effective tax rate due to utilization of certain fully reserved capital loss carryforwards.

Liquidity and Capital Resources

Working capital increased $19.5 million to approximately $66.0 million at May 31, 2005, from $46.5 million at May 31, 2004. The increase in working capital resulted primarily from an increase in cash, short-term investments and inventories, partially offset by a decrease in receivables and an increase in current income taxes payable. The increase in cash and short-term investments was primarily due to operating cash flows and the sale of the Weider branded business. The increase in inventories primarily resulted from an increase in joint care product and the impact of foreign currency exchange rates. The decrease in receivables resulted primarily from lower sales in the fiscal 2005 fourth quarter, as compared to the fiscal 2004 fourth quarter, and the sale of the Weider branded business. Current income taxes payable increased due to an increase in pre-tax income for tax reporting purposes.

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

Our domestic operations were also supported by a subordinated loan (the “Subordinated Loan”) obtained in conjunction with the Credit Facility. Effective November 27, 2002, we used funds available under our revolving loan to pay-off the remaining $5.0 million of the Subordinated Loan. As a result of the repayment of the Subordinated Loan, during fiscal 2003 we recognized write-offs of approximately $1.1 million of previously capitalized financing fees, including OID costs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Weider Nutrition Group, Inc. (“WNG”), a new $25.0 million revolving credit facility (the “New Credit Facility”) with KeyBank National Association, as Agent. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants and certain restrictions. Our obligations under the New Credit Facility are secured by a first priority security interest on all of the capital stock of WNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the New Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate, and the New Credit Facility matures on June 30, 2007, with options for one-year extensions under certain circumstances. The New Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At May 31, 2005, there were no amounts outstanding and $25.0 million was available for borrowing under the New Credit Facility.

Our European working capital needs (primarily our Haleko business unit) were supported by a Germany-based secured credit facility (the “Haleko Facility”) that was subject to annual renewal in or around June. Our obligations under the Haleko Facility were secured by a first priority lien on substantially all Haleko tangible and intangible assets. At May 31, 2005, amounts outstanding under the Haleko Facility were approximately $2.5 million and available revolving loan funds were approximately $7.6 million. In connection with the sale of our Haleko Unit (see Note 18 of the Notes to Consolidated Financial Statements), the purchaser assumed the liabilities and obligations under the Haleko Facility.

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

A summary of our outstanding contractual obligations for continuing operations (see Note 18 of the Notes to Consolidated Financial Statements) at May 31, 2005 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 year	1-3 Years	3-5 Years	After 5 Years

Debt obligations, including interest	$507	$507	$—	$—	$—
Operating leases	18,044	2,310	4,525	4,661	6,548
Purchase obligations	17,073	17,073	—	—	—
Total obligations	$32,624	$19,890	$4,525	$4,661	$6,548

Purchase obligations primarily consist of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to the valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, valuation of deferred tax assets and recoverability of long-lived assets. Note 1 of the Notes to the Consolidated Financial Statements describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory valuation adjustments resulted in a decrease to gross profit of approximately $0.1 million, $0.2 million and $1.6 million, respectively, for fiscal 2005, 2004 and 2003. Our inventory valuation allowance amounted to approximately $2.2 million and $3.7 million, respectively, at May 31, 2005 and 2004. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. Changes in our allowances for doubtful accounts, notes receivable, sales returns and discounts did not materially impact our earnings for fiscal years 2005, 2004, and 2003. Increases in Schiff Specialty allowances for sales returns, primarily resulting from the risks associated with the launch of new products, were substantially offset by decreases in allowances for sales returns in our Active Nutrition Unit. Our allowance for doubtful accounts, sales returns and discounts amounted to approximately $4.8 million and $6.5 million, respectively, at May 31, 2005 and 2004. Actual results may differ resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets resulting from certain loss carry forwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent that it is more likely than not, that future operations will not generate sufficient profit to utilize the loss carry forwards, valuation allowances are established. Our deferred tax asset valuation allowances amounted to approximately $2.8 million and $4.6 million, respectively, at May 31, 2005 and 2004.

•
We have significant intangible assets, including primarily goodwill. In connection with the sale of our Haleko Unit (see Note 18 of the Notes to Consolidated Financial Statements), we recognized an impairment loss pertaining to our trademarks and patents of approximately $3.5 million in fiscal 2005. The determination of related estimated useful lives and whether or not goodwill is impaired involves significant judgment. Changes in strategy or market conditions could significantly impact our judgment and require adjustments to our recorded goodwill balance.

Impact of Inflation

Historically, we generally have been able to pass inflationary increases for raw materials and other costs on to our customers through price increases. While we will continue efforts to do so in the future, we cannot assure you that we will be successful. Recently, we have been unable to pass on increased raw material costs relating to our joint care products. See further discussion of raw material pricing matters in the “General” and “Results of Operations” sections above.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as a current-period expense. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The inventory costing provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for stock Issued to Employees”. SFAS No. 123R requires that costs resulting from all share-based payment transactions, a transaction in which an entity exchanges its equity instruments for goods or services, be recognized in the financial statements. Costs resulting from all share-based payment transactions will be determined by applying a fair-value-based measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The recognition and measurement provisions of SFAS No. 123R are effective for all share-based payment transactions entered into during fiscal years beginning after June 15, 2005. We have not determined the impact SFAS No. 123R will have on our results of operations and financial condition.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and net earnings are subject to fluctuations resulting from changes in interest rates and foreign exchange rates. Prior to the sale of out Haleko Unit referred to under “Recent Developments” above, we were party to one modest derivative instrument relating to our Haleko Unit. Our current investment policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposure. We do not use financial instruments for trading purposes.

Since we have subsidiaries whose net sales and expenses are denominated in foreign currencies (primarily the Euro), changes in the value of these foreign currencies relative to the value of the U.S. dollar may impact our reported net earnings. The U.S. dollar volume of these foreign currency denominated net sales was approximately $66.8 million, or 28.4% of total net sales, for the year ended May 31, 2005. Following the sale of our Haleko Unit referred to under “Recent Developments” above, we anticipate that the portion of our total net sales relating to foreign currency denominated sales will significantly decrease. The impact of fluctuations in foreign currency exchange rates resulted in an approximate $4.6 million increase in net sales for fiscal 2005. The impact of fluctuations in foreign currency exchange rates on operating income was negligible for the same time period.

We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. We do not believe that a hypothetical 10% change in interest rates would have a material effect on pretax earnings or cash flows.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on the following pages F-1 through F-22.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the Company’s 2005 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the headings “Board of Directors and Board Committees Information”, “Nominees for Election to our Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION

See the Company’s 2005 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the headings “Board of Directors and Board Committees Information”, “Compensation of Named Executive Officers” and “Certain Relationships and Related Transactions.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth under Item 5 herein and in the Company’s 2005 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading “Stock Ownership of Beneficial Owners, Directors and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See the Company’s 2005 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading “Certain Relationships and Related Transactions”.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the Company’s 2005 Proxy Statement, incorporated by reference in Part III of this Form 10-K, under the heading “Fees Paid to Independent Public Accountants”.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report

(1) Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts. All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

(3) Exhibits

3.1.	Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1.	Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (2)
10.1.	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2.	Agreement by and between Joseph Weider and Weider Health and Fitness. (1)
10.3.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.5.	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Limited. (1)
10.6.	Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (3)*
10.7.	Form Agreement between Weider Nutrition Group, Inc. and certain of its executives. (3)*
10.7.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (4)
10.8.	Employment Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (5)*
10.9.	Consulting Agreement between Weider Nutrition Group, Inc. and Gustin Foods, LLC dated as of February 2005. (6)
10.10.	Weider Nutrition International, Inc. 2004 Incentive Award Plan. (7)
10.11.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (8)
10.12.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (8)
10.13.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (8)
10.14.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (8)
10.15.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (9)
10.16.	Form of Indemnification Agreement. (10)*
21.1.	Subsidiaries of Weider Nutrition International, Inc. (11)
23.1.	Consent of Independent Registered Public Accounting Firm. (11)
31.1.	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act. (11)
31.2.	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act. (11)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (11)

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
(2)	Previously filed in the Company’s Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(3)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 28, 2003 and incorporated herein by reference.
(4)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(5)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2002 and incorporated herein by reference.
(6)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(7)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(8)	Previously filed in the Company’s Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(9)	Previously filed in the Company’s Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(10)	Previously filed in the Company’s Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(11)	Filed herewith.

*	Management contract.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weider Nutrition International, Inc.

By:	/s/ Bruce J. Wood
Bruce J. Wood
Dated: August 29, 2005	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weider	Chairman of the Board	August 29, 2005
Eric Weider	and Director

/s/ Bruce J. Wood	Chief Executive Officer,	August 29, 2005
Bruce J. Wood	President and Director
(Principal Executive Officer)

/s/ Joseph W. Baty	Executive Vice President and	August 29, 2005
Joseph W. Baty	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Ronald L. Corey	Director	August 29, 2005
Ronald L. Corey

/s/ Roger H. Kimmel	Director	August 29, 2005
Roger H. Kimmel

/s/ George F. Lengvari	Vice Chairman of the Board	August 29, 2005
George F. Lengvari	and Director

/s/ Brian P. McDermott	Director	August 29, 2005
Brian P. McDermott

/s/ H. F. Powell	Director	August 29, 2005
H. F. Powell

WEIDER NUTRITION INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Weider Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Weider Nutrition International, Inc. and subsidiaries (collectively, the “Company”) as of May 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weider Nutrition International, Inc. and subsidiaries at May 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective June 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
August 25, 2005

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 31, 2005 AND 2004
(dollars in thousands, except share data)

ASSETS
	2005	2004
Current assets:
Cash and cash equivalents	$11,358	$7,449
Short-term investments (Note 3)	24,212	—
Receivables, net (Note 4)	29,300	35,620
Inventories (Note 5)	32,419	28,431
Prepaid expenses and other	4,297	5,021
Deferred taxes, net (Note 11)	2,857	2,419

Total current assets	104,443	78,940

Property and equipment, net (Note 6)	16,714	24,618

Other assets:
Goodwill (Note 7)	4,346	4,346
Intangible assets, net (Note 7)	23	5,146
Deposits and other assets	1,310	1,834
Notes receivable, net (Note 8)	—	40
Deferred taxes, net (Note 11)	1,430	—

Total other assets	7,109	11,366

Total assets	$128,266	$114,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,566	$14,279
Accrued expenses (Note 9)	13,577	17,114
Current portion of long-term debt (Note 10)	3,020	1,091
Income taxes payable	5,268	—

Total current liabilities	38,431	32,484

Long-term debt (Note 10)	—	133

Deferred taxes, net (Note 11)	—	6,494

Commitments and contingencies (Notes 10 and 14)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding -11,309,910 (2005) and 11,127,166 (2004)	113	111
Class B common stock, par value $.01 per share; shares authorized - 25,000,000; shares issued and outstanding -14,973,148	150	150
Additional paid-in capital	86,857	83,902
Deferred compensation costs	(366)	(635)
Other accumulated comprehensive income (loss) (Note 12)	167	(4,060)
Retained earnings (accumulated deficit)	2,914	(3,655)

Total stockholders’ equity	89,835	75,813

Total liabilities and stockholders’ equity	$128,266	$114,924

See notes to consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MAY 31, 2005, 2004 AND 2003
(dollars in thousands, except share data)

	2005	2004	2003

Net sales	$239,854	$234,974	$221,844

Cost of goods sold	156,280	147,139	138,782

Gross profit	83,574	87,835	83,062

Operating expenses:
Selling and marketing	45,806	43,593	39,545
General and administrative	18,063	23,128	21,885
Research and development	4,017	3,811	3,866
Amortization of intangible assets	904	676	756
Asset impairment loss (Note 18)	9,346	—	—

Total operating expenses	78,136	71,208	66,052

Income from operations	5,438	16,627	17,010

Other income (expense):
Interest income	441	845	43
Interest expense	(442)	(1,496)	(2,307)
Write-off of financing fees, including OID costs (Note 10)	—	—	(1,147)
Other	(82)	109	578

Total other expense, net	(83)	(542)	(2,833)

Income from continuing operations before income taxes	5,355	16,085	14,177

Income tax expense (benefit)	(467)	6,097	5,600

Income from continuing operations	5,822	9,988	8,577

Income (loss) from discontinued operations, net of income taxes (Note 2)	747	(1,101)	(719)

Income before cumulative effect of change in accounting principle	6,569	8,887	7,858

Cumulative effect of change in accounting principle, net of income tax benefit (Note 7)	—	—	(15,392)

Net income (loss)	$6,569	$8,887	$(7,534)

Income (loss) per share - basic:
Income from continuing operations	$0.22	$0.38	$0.32
Net income (loss)	$0.25	$0.34	$(0.29)

Income (loss) per share - diluted:
Income from continuing operations	$0.22	$0.37	$0.32
Net income (loss)	$0.25	$0.33	$(0.29)

See notes to consolidated financial statements.

 WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2005, 2004 AND 2003
(in thousands)

						Other
					Deferred	Accum.	Retained
	Common Stock			Add’l	Compen-	Compreh.	Earnings
	Class A		Class B	Paid-In	sation	Income.	(Accum.
	Shares	Amount	Amount	Capital	Costs	(Loss)	.Deficit)	Total

Balance at June 1, 2002	11,276	$112	$150	$85,912	$—	$(4,425)	$(5,008)	$76,741

Comprehensive loss:
Net loss	—	—	—	—	—	—	(7,534)	(7,534)
Available-for-sale securities valuation adjustment (Note 12)	—	—	—	—	—	(172)	—	(172)
Foreign currency translation adjustments (Note 12)	—	—	—	—	—	(354)	—	(354)
Total comprehensive loss								(8,060)
Issuance of restricted stock (Note 1)	640	7	—	1,031	(1,038)	—	—	—
Amortization of deferred compensation costs	—	—	—	—	165	—	—	165

Balance at May 31, 2003	11,916	119	150	86,943	(873)	(4,951)	(12,542)	68,846

Comprehensive income:
Net income	—	—	—	—	—	—	8,887	8,887
Foreign currency translation adjustments (Note 12)	—	—	—	—	—	891	—	891
Total comprehensive income								9,778
Cancellation of restricted stock (Note 1)	(23)	—	—	(37)	37	—	—	—
Stock options exercised	228	2	—	604	—	—	—	606
Tax benefit from stock options exercised	—	—	—	203	—	—	—	203
Stock received as payment of notes receivable (Note 8)	(994)	(10)	—	(3,811)	—	—	—	(3,821)
Amortization of deferred compensation costs	—	—	—	—	201	—	—	201

Balance at May 31, 2004	11,127	111	150	83,902	(635)	(4,060)	(3,655)	75,813

Comprehensive income:
Net income	—	—	—	—	—	—	6,569	6,569
Foreign currency translation adjustments (Note 12)	—	—	—	—	—	4,227	—	4,227
Total comprehensive income	(60)							10,796
Cancellation of restricted stock (Note 1)	—	—	—	(96)	96	—	—	—
Stock options exercised	270	2	—	714	—	—	—	716
Tax benefit from stock options exercised	—	—	—	261	—	—	—	261
Stock received for payment of taxes on restricted stock compensation	(27)	—	—	(108)	—	—	—	(108)
Amortization of deferred compensation costs	—	—	—	—	173	—	—	173
Gain on sale of Weider branded business, net of taxes (Note 2)	—	—	—	2,184	—	—	—	2,184

Balance at May 31, 2005	11,310	$113	$150	$86,857	$(366)	$167	$2,914	$89,835

See notes to consolidated financial statements.

 WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2005, 2004 AND 2003
(dollars in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$6,569	$8,887	$(7,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) bad debts/valuation allowances	—	(1,059)	583
Deferred taxes	(8,362)	6,182	(362)
Depreciation and amortization	5,534	5,309	6,172
Asset impairment	9,346	—	23,321
Interest income on settlement of notes receivables	—	(630)	—
Amortization and write-off of financing fees, including OID costs	141	524	1,859
Gain on disposition of net assets held for sale and property and equipment	(41)	(1,517)	(34)
Amortization of deferred compensation costs	173	201	165
Tax benefit from stock options exercised	261	203	—
Other	3	97	115
Changes in operating assets and liabilities:
Receivables	1,939	(8,342)	13,067
Inventories	(8,898)	(888)	(43)
Prepaid expenses and other	374	(709)	(1,823)
Deposits and other assets	514	2,543	(566)
Accounts payable	5,588	(4,117)	(1,628)
Accrued expenses	(871)	(1,409)	(3,576)
Income taxes payable	5,268	—	—

Net cash provided by operating activities	17,538	5,275	29,716

Cash flows from investing activities:
Purchase of property and equipment	(2,429)	(1,680)	(1,681)
Proceeds from disposition of net assets held for sale and property and equipment	959	7,255	5,472
Purchase of intangible assets	(7)	—	(231)
Proceeds from sale of Weider branded business (Note 2)	9,647	—	—
Purchase of available-for-sale securities	(25,012)	—	—
Proceeds from sale of available-for-sale securities	800	—	1,496
Increase in notes receivable	—	—	(700)
Collection of notes receivable	100	4	182

Net cash provided by (used in) investing activities	(15,942)	5,579	4,538

Cash flows from financing activities:
Net change in revolving line of credit	(2)	—	(12,918)
Proceeds from long-term debt	4,472	2,705	4,947
Payments on long-term debt	(2,818)	(10,451)	(25,665)
Issuance of common stock	716	606	—
Acquisition and retirement of treasury stock	(108)	—	—

Net cash provided by (used in) financing activities	2,260	(7,140)	(33,636)

Effect of exchange rate changes on cash	53	272	433

Increase in cash and cash equivalents	3,909	3,986	1,051

Cash and cash equivalents, beginning of year	7,449	3,463	2,412

Cash and cash equivalents, end of year	$11,358	$7,449	$3,463

See notes to consolidated financial statements.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business - We develop, manufacture, market, distribute and sell branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff and Tiger’s Milk, are primarily marketed through mass market, health food store and health club and gym distribution channels. We market our branded nutritional supplement products, both domestically and internationally, in three principal categories: specialty supplements, vitamins and minerals and nutrition bars.

Prior to the sale of our Weider branded business and Haleko Unit, as discussed in Notes 2 and 18, we also offered various powdered drink mixes and ready-to-drink beverages, marketed primarily through the same channels.

Principles of Consolidation - Our consolidated financial statements include the accounts of Weider Nutrition International, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

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

Short-term Investments - Short-term investments, consisting of equity and debt securities, are classified as available-for-sale securities and are carried at their fair value based upon the quoted market prices at period end. Accordingly, unrealized gains and losses, net of taxes, are computed on the basis of specific identification and included in other accumulated comprehensive income (loss) in stockholders’ equity until realized. We periodically evaluate whether declines in fair values of our short-term investments are other-than temporary.  This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available; recent financial results and operating trends; other publicly available information; implied values from any recent financing rounds; or other conditions that bear on the value of our investments.

Inventories - Inventories, primarily consisting of direct materials, direct labor and manufacturing overhead, are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense was $4,494 (2005), $4,431 (2004) and $5,177 (2003), computed using the straight-line method over the estimated useful lives of 31 to 50 years for buildings, 2 to 10 years for furniture and equipment and 3 to 8 years for leasehold improvements. Leasehold improvements are amortized over the shorter of their useful life or of the lease term.

Intangible Assets - Effective June 1, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and other Intangible Assets”, which establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment, at least annually, rather than amortize them. Upon adoption of SFAS No. 142, as disclosed in Note 7, we recognized an after-tax goodwill impairment charge of $15,392. Prior to fiscal 2003, goodwill was amortized using the straight-line method over periods ranging from 15 to 35 years. Other intangibles with definite lives are amortized using the straight-line method over estimated useful lives of 2 to 5 years.

Long-Lived Assets - Effective June 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which establishes accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,”for the disposal of a segment of a business. In accordance with SFAS No. 144, as disclosed in Note 2, the operating results for Venice Beach® and the Weider branded business are reflected as discontinued operations in the accompanying consolidated statements of operations.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

We evaluate the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognize an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. As disclosed in Note 18, subsequent to May 31, 2005, we sold our Haleko business unit. Net proceeds were approximately $9,346 less than the carrying value of Haleko’s long-term assets. Accordingly, we recognized an asset impairment loss in fiscal 2005.

Income Taxes - We record deferred income tax liabilities and assets for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition - Sales are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. Although we utilize a variety of shipping terms, our primary shipping terms are “FOB Destination”.

Net sales represent products at gross sales price, less estimated returns and allowances for which provisions are made at the time of sale and less certain other discounts, allowances and sales incentives. The Company utilizes various types of sales incentives and promotions in marketing its product; including, price reductions, coupons, rebate offers, slotting fees and free product. Generally, the cost of these sales incentives and promotions, with the exception of free product, are accounted for as a direct reduction of sales. The cost of free product is classified as cost of goods sold.

Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place. Cooperative advertising payments to retailers are generally accounted for as an operating expense; however, the portion of the cost in excess of the estimated fair value of the benefit received is classified as a direct reduction of sales. Total advertising expense, included in continuing operations, amounted to $13,066, $12,893 and $12,180, respectively, for fiscal 2005, 2004 and 2003.

Shipping costs, included in selling and marketing expenses, were $5,667, $5,606 and $4,792, respectively, for fiscal 2005, 2004 and 2003. Handling costs, included in general and administrative expenses, were $4,211, $3,661 and $3,569, respectively, for fiscal 2005, 2004 and 2003.

Concentration Risk - Net sales to our two largest customers combined, which are included in our Schiff Specialty Unit, are significant. For fiscal 2005, 2004 and 2003, respectively, Customer A accounted for approximately 28%, 30% and 32% and Customer B accounted for approximately 24%, 23% and 20% of total net sales. At May 31, 2005 and 2004, respectively, amounts due from Customer A represented approximately 21% and 23% and amounts due from Customer B represented approximately 15% and 15% of total trade accounts receivable. Domestic net sales of Schiff Move Free® brand, included in our Schiff Specialty Unit, accounted for approximately 27%, 27% and 25%, respectively, of total net sales for fiscal 2005, 2004 and 2003. Net sales of Haleko’s Multipower® brand, included in our Haleko Unit, accounted for approximately 12%, 13% and 12%, respectively, of total net sales for fiscal 2005, 2004 and 2003.

Issuance of Restricted Stock - Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of the restricted shares at issuance was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period. As a result of the voluntary termination of certain employees, 60,000 and 23,200, respectively, of these restricted shares were cancelled during fiscal 2005 and 2004.

Stock-Based Compensation - We disclose the effect of SFAS No. 123, “Accounting for Stock-Based Compensation”, on a proforma basis and continue to follow Accounting Principles Board (“APB”) Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

Proforma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. Proforma net income (loss) and net income (loss) per share for fiscal 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Net income (loss), as reported	$6,569	$8,887	$(7,534)
Deduct stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(371)	(340)	(62)

Net income (loss), proforma	$6,198	$8,547	$(7,596)

Basic net income (loss) per share, as reported	$0.25	$0.34	$(.29)
Diluted net income (loss) per share, as reported	0.25	0.33	(.29)
Basic net income (loss) per share, proforma	0.24	0.33	(.29)
Diluted net income (loss) per share, proforma	0.23	0.32	(.29)

Net Income (Loss) Per Share - Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options and restricted stock (“Common Stock Equivalents”). Common Stock Equivalents were anti-dilutive during fiscal 2003 and, accordingly, were not included in the computation of diluted net loss per share. Weighted average shares outstanding and net income (loss) per share for fiscal 2005, 2004 and 2003 are as follows:

	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	25,816,553	26,417,535	25,873,721	26,771,182	26,249,436	26,249,436

Net income (loss) per share:
Income from continuing operations	$0.22	$0.22	$0.38	$0.37	$0.32	$0.32
Income (loss) from discontinued operations	0.03	0.03	(0.04)	(0.04)	(0.02)	(0.02)
Income before cumulative effect of change in accounting principle	0.25	0.25	0.34	0.33	0.30	0.30
Cumulative effect of change in accounting principle	—	—	—	—	(0.59)	(0.59)

Net income (loss)	$0.25	$0.25	$0.34	$0.33	$(0.29)	$(0.29)

Net income (loss) per diluted share for fiscal 2005, 2004 and 2003, respectively, excludes the effect of options to purchase 2,111,692, 1,838,551 and 2,912,750 shares because the exercise price exceeds the average market price and therefore would have been anti-dilutive.

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

Hedging Activities - We account for hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. At May 31, 2005 and 2004, we were party to one interest rate derivative with a fair value of approximately $49 and $95, respectively.

 WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

Reclassifications - Certain amounts in prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards - In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as a current-period expense. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The inventory costing provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for stock Issued to Employees”. SFAS No. 123R requires that costs resulting from all share-based payment transactions, a transaction in which an entity exchanges its equity instruments for goods or services, be recognized in the financial statements. Costs resulting from all share-based payment transactions will be determined by applying a fair-value-based measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The recognition and measurement provisions of SFAS No. 123R are effective for all share-based payment transactions entered into during fiscal years beginning after June 15, 2005. We have not determined the impact SFAS No. 123R will have on our results of operations and financial condition.

2.	DIVESTITURES

Effective March 1, 2005, we sold certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC (“WGN”), a wholly-owned subsidiary of WHF. We received cash proceeds of $12,877, and a note receivable for $1,100 in exchange for assets relating to our domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. We recognized a gain on the sale of $2,184, net of income taxes of $1,581, in fiscal 2005, which includes transaction related costs of $587 and a realized foreign currency translation loss of $127. Since the sale was to a related party, the gain is reflected as an increase to additional paid-in capital.

The carrying amounts of the assets and liabilities disposed of in connection with the sale of the Weider branded business consisted of the following:

Cash and cash equivalents	$2,643
Receivables, net	4,381
Inventories	4,910
Prepaid expenses and other	350
Property and equipment, net	807
Intangible assets, net	778
Deposits and other assets	24
Accounts payable	3,301
Accrued expenses	1,094

In connection with the transaction, the parties also entered into separate agreements whereby we will provide certain general and administrative, research and development, and logistics services to WGN for an annual fee. The terms of the service agreements are for a one year period, with options by either party for one additional year. We also received a license to use the Weider name for corporate purposes for a limited period of time (up to twelve months) prior to transitioning to a new name for our company.

At May 31, 2005, the balance due on the note receivable was $1,000, and net amounts due WGN from performance of certain administrative functions, including collection of trade receivables, was $458.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets of our Venice Beach sports apparel business to Hucke AG, a German apparel company, for net cash proceeds of approximately $7,134. In connection with the transaction, we recognized a gain of $977, net of income taxes of $612.

In accordance with SFAS No. 144, the operating results for Venice Beach and the Weider branded business, as well as the gain on the sale of Venice Beach, are reflected as discontinued operations in the accompanying consolidated statements of operations.

Summarized financial information included in discontinued operations for fiscal 2005, 2004 and 2003, is as follows:

	2005	2004	2003

Net sales	$19,396	$22,554	$45,201
Pre-tax income (loss)	1,215	(3,348)	(1,187)
Income taxes (benefit)	468	(1,270)	(468)
Net income (loss)	747	(2,078)	(719)
Gain on sale, net of tax	—	977	—

Effective July 26, 2002, we announced the sale of substantially all the assets and certain associated liabilities of our American Body Building™ and Science Foods® brands to American Body Building Products, L.L.C., a wholly owned subsidiary of Optimum Nutrition, Inc., a privately held company. The final sales price, which was based on a closing statement of acquired assets and assumed liabilities, included $5,650 cash and the assumption of an approximate $246 mortgage on an accompanying beverage facility.

3.	SHORT-TERM INVESTMENTS

Short-term investments at fair value, which approximates unamortized cost, consist of the following at May 31, 2005:

State and municipalities debt securities	$12,112
Corporate debt securities	5,600
Corporate equity securities	6,500

$24,212

All securities are available for immediate sale. Contractual maturities of debt securities are as follows at May 31, 2005:

Less than one year	$2,112
One to five years	300
Over five years	15,300

$17,712

Proceeds from the sale of short-term investments, which approximated the unamortized cost of the securities sold, totaled $800 in fiscal 2005.

4.	RECEIVABLES, NET

Receivables, net, consist of the following at May 31:

	2005	2004

Trade accounts	$32,886	$40,982
Income taxes	—	391
Income tax refund due from WHF	361	361
Current portion of note receivable due from WGN (see Note 2)	600	—
Other	215	390

	34,062	42,124
Less allowances for doubtful accounts,
sales returns and discounts	(4,762)	(6,504)

Total	$29,300	$35,620

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

5.	INVENTORIES

Inventories consist of the following at May 31:

	2005	2004

Raw materials	$11,419	$7,814
Work in process	1,887	1,385
Finished goods	19,113	19,232

Total	$32,419	$28,431

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at May 31:

	2005	2004

Buildings	$3,473	$7,185
Furniture and equipment	37,721	38,426
Leasehold improvements	11,229	11,705
Construction in progress	83	75

	52,506	57,391
Less accumulated depreciation and amortization	(35,792)	(32,773)

Total	$16,714	$24,618

7.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following at May 31:

	2005			2004
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets- patents and trademarks	$5,479	$(5,456)	$23	$10,365	$(5,219)	$5,146

In connection with the sale of our Haleko Unit (see Note 18), we recognized an impairment loss pertaining to intangible assets of approximately $3,506 in fiscal 2005.

Estimated amortization expense, assuming no changes in our intangible assets, is $23 for fiscal 2006 and zero thereafter.

 WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

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

8.	NOTES RECEIVABLE, NET

Prior to our initial public offering (“IPO”), certain individuals (the “Recipients”) had management incentive agreements (the “Agreements”) pursuant to which the individuals were granted performance units (“Performance Units”) as incentive compensation. Simultaneously with the IPO, which triggered a conversion under the Agreements, we paid in cash and shares of Class A Common stock the vested portion of the Performance Units. The unvested portion of the performance units vested (contingent upon continued employment and/or other factors) over a five-year period at 20% per year.

In order to facilitate the payment of individual income taxes, we made available to each Recipient a loan in principal amount up to 30% of the conversion value of the vested Performance Units held by each Recipient. These notes receivable were recourse, generally collateralized by debtors’ shares of our Class A common stock and originally repayable beginning in June of 2002 and ending December of 2006.

In connection with subsequent collection efforts, settlement agreements were reached during fiscal 2004 with five of the note holders. Accordingly, we received $99 in cash and acquired and retired 994,017 shares of our Class A common stock valued at approximately $3,821 as full payment of principal and interest accrued on their aggregate respective notes. The settlement of these outstanding notes receivable resulted in the reduction of previously recognized allowances for unrealizable amounts of $1,069, reflected as a reduction of general and administrative expense, and recognition of contractually due interest income of approximately $696. The remaining outstanding note, with a net balance of $40 at May 31, 2004, was settled in fiscal 2005.

 WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

9.	ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:

	2005	2004

Accrued personnel related costs	$4,564	$5,333
Accrued promotional costs	3,927	2,616
Other	5,086	9,165

Total	$13,577	$17,114

During fiscal 2005, certain accrued expenses decreased as a result of changes in estimates totaling approximately $1,987.

10.	LONG-TERM DEBT

Long-term debt consists of the following at May 31:

	2005	2004
Advances under a U.S. based $45,000 secured revolving line of credit bearing interest at floating rates (5.50% at May 31, 2004); see below	$—	$2

Advances under a Germany, euro-based $10,335 (at current exchange rate) secured revolving line of credit bearing interest at vaiable rates ranging from 4.00% to 7.25% at May 31, 2005 and 2004; see below	2,483	775

Other	537	447

Total	3,020	1,224
Less current portion	(3,020)	(1,091)

Long-term portion	$—	$133

Effective June 30, 2000, we were party to a senior credit facility (the “Credit Facility”) with Bankers Trust Company, on behalf of our domestic subsidiaries. The Credit Facility, as subsequently amended, was comprised of a $45,000 revolving loan. The Credit Facility, which was being used to fund normal working capital and capital expenditure requirements, was terminated on June 30, 2004 in favor of a new credit facility discussed below.

Our domestic operations were also supported by a subordinated loan (the “Subordinated Loan”) obtained in conjunction with the Credit Facility. Effective November 27, 2002, we used funds available under our revolving loan to pay-off the remaining $5,000 balance of the Subordinated Loan. As a result of the modifications to the Credit Facility and Subordinated Loan noted above, during fiscal 2003, we recognized approximately $1,147 in write-offs of previously capitalized financing fees, including OID costs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Weider Nutrition Group, Inc. (“WNG”), a new $25,000 revolving credit facility (the “New Credit Facility”) with KeyBank National Association, as Agent. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants and certain restrictions. Our obligations under the New Credit Facility are secured by a first priority security interest on all of the capital stock of WNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25,000 or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the New Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate, and the New Credit Facility matures on June 30, 2007, with options for one-year extensions under certain circumstances. The New Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At May 31, 2005, there were no amounts outstanding and $25,000 was available under the New Credit Facility.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

Our European working capital needs (primarily our Haleko Unit) were supported by a Germany-based secured credit facility (the “Haleko Facility”) that is subject to annual renewal. Our obligations under the Haleko Facility were secured by a first priority lien on substantially all Haleko tangible and intangible assets. At May 31, 2005, amounts outstanding under the Haleko Facility were $2,483 and available revolving loan funds were $7,648. In connection with the sale of our Haleko Unit (see Note 18), the purchaser assumed the liabilities and obligations under the Haleko Facility.

At May 31, 2005, all future payments of long-term debt are due in fiscal 2006. Cash interest payments amounted to $320, $884 and $2,349, respectively, for fiscal 2005, 2004 and 2003.

11.	INCOME TAXES

The components of income tax expense (benefit) for fiscal 2005, 2004 and 2003, are as follows:

	2005	2004	2003
Federal:
Current	$5,195	$1,187	$2,661
Deferred	(3,870)	4,329	1,847
Change in valuation allowance	(1,618)	(280)	2,789

Foreign:
Current	249	(76)	286
Deferred	(423)	284	(101)
Change in valuation allowance	—	—	(1,741)

State and local:
Current	640	332	312
Deferred	(442)	370	(794)
Change in valuation allowance	(198)	(49)	341

Total	$(467)	$6,097	$5,600

Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:

	2005	2004	2003

Computed Federal income tax expense (benefit) at the statutory rate of 34%	$1,821	$5,469	$4,820
Foreign tax rate differential	—	481	168
Miscellaneous credits	(1,029)	(315)	(398)
Change in valuation allowance	(1,816)	(329)	1,389
State income tax expense (benefit)	198	702	(483)
Other	359	89	104

Total	$(467)	$6,097	$5,600

Net cash income tax payments (refunds) amounted to $1,895, $1,353, and $(5,253), respectively, for fiscal 2005, 2004 and 2003.

 WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

Net deferred income taxes consist of the following at May 31:

	2005		2004
	Current	Long-Term	Current	Long-Term

Assets:
Accounts receivable allowances	$1,480	$—	$1,586	$—
Inventories adjustment	898	—	894	—
Deferred compensation	—	646	—	710
Accrued vacation, bonuses and other	782	—	784	—
Basis differences in fixed and intangible assets	—	3,508	—
Capital loss and charitable contribution carryforwards	—	524	—	292
Net operating loss carryforwards	—	2,433	—	3,805
Research and development, and other credits	—	792	—	851

Total	3,160	7,903	3,264	5,658

Liabilities:
Basis differences in fixed and intangible assets	—	—	—	1,903
Foreign currency adjustment	—	3,343	—	5,053
Other	303	299	845	549

Total	303	3,642	845	7,505

Deferred income taxes before valuation allowance	2,857	4,261	2,419	(1,847)
Valuation allowance	—	(2,831)	—	(4,647)

Deferred income taxes, net	$2,857	$1,430	$2,419	$(6,494)

Our net operating loss and capital loss carryforwards expire over various periods depending on the tax jurisdiction in which such carryforwards arose. At May 31, 2005, we had foreign tax net operating loss carryforwards of $7,587 which do not have an expiration date. We also had domestic tax capital loss carryforwards of which $1,200 expires in 2007 and $110 expires in 2008. We have established a valuation allowance for those carryforwards and other temporary differences for which no benefit is expected to be realized. The amount of the deferred tax assets considered realizable and the corresponding valuation allowance, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from our estimates. The decrease, or release, of the valuation allowance during the current year relates to a decrease resulting from the conclusion of an Internal Revenue Service (“IRS”) audit (see below) net of an increase due to expected unrealizability of certain foreign tax credit and capital loss carryforwards.

During fiscal year 2002, we implemented a tax initiative which created a significant tax net operating loss (“NOL”). The NOL was carried back to obtain tax refunds and the remaining balance was carried forward. At the time of the transaction, we established a valuation allowance of $2,520 as a contingency against potential claims from a subsequent IRS challenge, and the potential implications to the NOL carryforwards.

During fiscal year 2004, the IRS commenced an examination of our fiscal 2002 U.S. income tax return and subsequently expanded the audit to include fiscal years 2003 and 2004. Upon the recent conclusion of the IRS audit, we recognized an income tax benefit of approximately $2,902, which includes substantial reversal of the valuation allowance and an adjustment for research and development credits.

 WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

12.	OTHER ACCUMULATED COMPREHENSIVE INCOME (LOSS)

Other accumulated comprehensive income (loss) consists only of foreign currency translation adjustments at May 31, 2005 and 2004. At May 31, 2005 and 2004, respectively, the balance was $167, net of income taxes of $855, and $(4,060), net of income tax benefit of $2,565.

The components of other comprehensive income (loss) for fiscal 2005, 2004 and 2003, are as follows:

	Pre-tax Income (Loss)	Tax Expense (Benefit)	Net Income (Loss)

2005:
Foreign currency translation adjustments:
Unrealized gains	$2,390	$(1,763)	$4,153
Less reclassification adjustment for realized loss	(127)	(53)	(74)

Net unrealized gain	$2,517	$(1,710)	$4,227

2004:
Net unrealized gain on foreign currency translation	$1,449	$558	$891

2003:
Available-for-sale securities:
Unrealized gains	$251	$100	$151
Less reclassification adjustment for realized gains	539	216	323

Net unrealized loss	(288)	(116)	(172)

Net unrealized loss on foreign currency translation	(590)	(236)	(354)

Net unrealized loss	$(878)	$(352)	$(526)

13.	MANAGEMENT INCENTIVE AND STOCK PLANS

Our 1997 Equity Participation Plan, as amended (the “1997 Plan”), provided for the granting of stock options, stock appreciation rights, restricted or deferred stock and other awards (“Awards”) to officers, directors and key employees responsible for the direction and management of the Company and to non-employee consultants. Such Awards were granted at fair value as of the date of grant. Under the 1997 Plan, a total of 3,500,000 shares of Class A common stock (or the equivalent in other equity securities) are reserved for issuance.

On October 26, 2004, our stockholders adopted the Weider Nutrition International, Inc. 2004 Incentive Award Plan (the “2004 Plan”). Our 2004 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards to officers, directors, employees and consultants of the Company and its subsidiaries.

Shares available for grant include 2,000,000 shares of Class A common stock reserved for issuance under the 2004 Plan, plus the number of shares of Class A common stock that as of the date of adoption of the 2004 Plan were, or thereafter become, available for issuance under the 1997 Plan.

Stock options granted under the 1997 Plan and 2004 Plan primarily become exercisable after one to five years from the date of grant in equal, ratable amounts per each successive anniversary date. Stock options expire no later than eight years after the date of grant under the 1997 Plan and no later than ten years after the date of grant under the 2004 Plan.

 WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

Information relating to stock options issued under the 1997 Plan and 2004 Plan is as follows:

	Number of Shares	Weighted Average per Share Option Price

Options outstanding, June 1, 2002	2,561,100	$4.60
Granted	1,008,250	1.60
Exercised	—	—
Canceled, forfeited and/or expired	(1,296,600)	6.07

Options outstanding, May 31, 2003	2,272,750	2.43
Granted	535,500	4.15
Exercised	(227,995)	2.66
Forfeited and/or expired	(70,836)	3.00

Options outstanding, May 31, 2004	2,509,419	2.76
Granted	110,000	4.44
Exercised	(267,750)	2.66
Canceled, forfeited and/or expired	(105,500)	2.92

Options outstanding, May 31, 2005	2,246,169	$2.85

Exercisable options, May 31, 2005	1,679,048	$2.74

The weighted average fair market value of options granted was $2.39, $2.00 and $0.50, respectively, for fiscal 2005, 2004 and 2003.

We applied APB Opinion No. 25 in accounting for our stock options. All stock options were granted at fair value and, accordingly, no compensation expense was recognized in the accompanying consolidated financial statements. For purposes of applying SFAS No. 123, the fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for fiscal 2005, 2004 and 2003, respectively.

	2005		2004		2003

Risk-free interest rate	3.43%		2.58%		2.95%
Dividend yield	0.00%		0.00%		0.00%
Volatility factor	59.63%		61.14%		42.01%
Weighted average expected life	5.00	years	4.00	years	3.00	years

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

The following table summarizes information about stock options outstanding at May 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.40 to $2.50	988,084	5.59	$1.59	772,563	$1.59
$2.51 to $4.00	951,085	4.49	$3.30	749,152	$3.14
$4.01 to $11.00	307,000	5.90	$5.51	157,333	$6.41

14.	COMMITMENTS AND CONTINGENCIES

Leases - We lease warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through 2013. At May 31, 2005, future minimum payments for our continuing operations (see Note 18) of $18,044 under these non-cancelable operating leases are due as follows: $2,310 (2006), $2,189 (2007), $2,336 (2008), $2,331 (2009), $2,330 (2010), and $6,548 thereafter. Rental expense was $3,849, $3,542 and $4,622, respectively, for fiscal 2005, 2004 and 2003.

Litigation - At May 31, 2005, we were named as a defendant in three lawsuits alleging that the consumption of various products containing ephedra (distributed by several different companies) caused or contributed to injuries and damages to the plaintiffs. We dispute the allegations and are opposing the lawsuits. Subsequent to the fiscal year end, we settled our portion of one of the matters for a nominal amount, all of which is covered by insurance. The settlement agreement for this matter is subject to court approval. As the remaining two ephedra cases are not covered by insurance, a large adverse damage award could have a material adverse effect on our results of operations and financial condition. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we may be subject to further litigation with respect to ephedra products we have already sold.

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

Royalties - Pursuant to an agreement with WHF and certain other parties, Mariz Gestao E Investimentos Limitada (“Mariz”) obtained the exclusive international rights to use the trademarks and brand names used by WHF and its affiliates on or prior to December 1996. Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of a director are included among the beneficiaries. Pursuant to a sublicense agreement with Mariz dated as of December 1, 1996, we obtained the exclusive international worldwide rights to use these trademarks and brand names outside the United States, Canada, Mexico, Spain and Portugal (for which countries we have the rights outside of the Mariz sublicense), except in Japan. Certain terms of the sublicense were amended and the rights under the sublicense to the Weider name and certain related trademarks were transferred as of March 1, 2005 in connection with the sale of our Weider branded business to WGN.

Under the terms of the amended sublicense agreement, we are required to make annual royalty payments to Mariz on sales of products covered by the agreement in the countries listed above. The royalty payments, as amended, are to be equal to (i) 4% of sales up to $7,000 (ii) 3.5% of sales greater than $7,000 and less than $14,000; (iii) 3.0% of sales from $14,000 to $21,000; and (iv) 2.5% of sales over $21,000. The sublicense agreement includes an irrevocable buy-out option, exercisable by us after February 28, 2009, for a purchase price equal to the greater of $2,000 or 6.5 times the aggregate royalties paid by us in the royalty year immediately preceding the date of the exercise of the option. In addition, if the Schiff trademark is sold to a third party prior to February 28, 2009, the sublicense agreement provides that the Buyer must also purchase all of Mariz’s rights to the trademarks for a purchase price equal to $2,000. Royalty expense, related to the Mariz licensing agreement, amounted to $646, $629 and $510, respectively, for fiscal 2005, 2004 and 2003.

 WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

Retirement Plan - We sponsor a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. We make discretionary contributions of 50% of the employee’s contributions up to the first six percent of the employee’s compensation. Contribution expense amounted to $373, $355 and $345, respectively, for fiscal 2005, 2004 and 2003.

15.	RELATED PARTY TRANSACTIONS

Significant related party transactions, not otherwise disclosed, are summarized below.

Payments to reimburse WHF for expenses (including primarily advertising, endorsements and royalties) for fiscal 2005, 2004 and 2003, are as follows:

	2005	2004	2003

Operating expenses	$146	$99	$519
Discontinued operations	838	980	1,628

Total	$984	$1,079	$2,147

Subsequent to the sale of our Weider branded business (see Note 2), we continue to provide contract manufacturing services to WGN. For fiscal 2005, net sales to WGN were approximately $447 with a gross profit of approximately $67. In addition, we received approximately $125 (reflected as a reduction in operating expenses) for certain general and administrative, research and development, and logistics services provided to WGN.

16.	OPERATING SEGMENTS

Historically, we were organized into three business units: the Schiff Specialty Unit, the Active Nutrition Unit and the Haleko Unit. Effective March 1, 2005, we sold certain assets of our Active Nutrition Unit (see Note 2). As a result of the sale, the remaining assets and related operations for the Active Nutrition Unit were consolidated into our Schiff Specialty Unit. Prior to the sale, certain domestic assets were not allocated to the Schiff Specialty and Active Nutrition Units.

At May 31, 2005, we are organized into two business units: the Schiff Specialty Unit and the Haleko Unit (our primary European subsidiary). The business units are managed independently, each with its own sales and marketing resources, and supported by its own product research and development, operations and technical services and administrative functions.

We manufacture and market nutritional products, including specialty supplements, vitamins, minerals and nutrition bars through our Schiff Specialty Unit. Schiff Specialty Unit products are marketed primarily in the United States through mass market distribution channels, with additional limited distribution in health food stores and various international markets on an export basis. We manufacture and market nutritional products, including a full line of sports nutrition supplements, together with certain other nutraceuticals within our Haleko Unit. Haleko Unit products are marketed primarily in Europe (approximately 78% in Germany) through mass market and health club and gym distribution channels.

The accounting policies of these business units are the same as those described in Note 1 to the consolidated financial statements. We evaluate the performance of our business units based on actual and expected operating results of the respective business units. Segment reporting information is provided for fiscal 2005, 2004 and 2003.

Effective in our fiscal 2006 first quarter, we sold our Haleko Unit (see Note 18). Beginning with our fiscal 2006 first quarter, segment information will not be provided. Historical operating results for our Haleko Unit will be reflected as discontinued operations and all remaining assets and operations will be consolidated into our Schiff Specialty Unit.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

Segment information for fiscal 2005, 2004 and 2003, is summarized as follows:

2005:	Net Sales	Income (Loss) from Operations	Interest Expense	Depreciation and Amortization Expense

Schiff Specialty	$173,095	$14,763	$262	$3,039
Haleko	66,759	(9,325)	180	2,211

	$239,854	$5,438	$442	$5,156

2004:	Net Sales	Income from Operations	Interest Expense	Depreciation and Amortization Expense

Schiff Specialty	$168,128	$13,922	$1,013	$3,325
Haleko	66,846	2,705	483	1,590

	$234,974	$16,627	$1,496	$4,915

2003:	Net Sales	Income from Operations	Interest Expense	Depreciation and Amortization Expense

Schiff Specialty	$154,912	$14,273	$1,768	$3,854
Haleko	63,830	1,955	539	1,435
Other(1)	3,102	782	—	81

	$221,844	$17,010	$2,307	$5,370

    (1) Amounts represent operations of our American Body Building and Science Foods brands which were sold in July 2002. Previously, these operations were included in our Active Nutrition Unit.

Reconciliation of assets for the reportable segments is as follows at May 31:

	2005	2004

Schiff Specialty - domestic	$140,208	$—
Active Nutrition - international	—	11,827
Haleko - international	27,422	37,173
Unallocated - domestic Schiff Specialty and Active Nutrition	—	127,376

Eliminations	(39,364)	(61,452)

Total	$128,266	$114,924

Total domestic and international net sales amounted to $168,648 and $71,206, respectively, for fiscal 2005, $165,319 and $69,655, respectively, for fiscal 2004, and $152,907 and $66,320, respectively, for fiscal 2003. Total Schiff Specialty (domestic), Active Nutrition (international) and Haleko (international) capital expenditures amounted to $1,471, $181 and $777, respectively, for fiscal 2005, $689, $289 and $702, respectively, for fiscal 2004, and $1,158, $123 and $400, respectively, for fiscal 2003.

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)
(dollars in thousands, except share data)

17.	QUARTERLY RESULTS (UNAUDITED)

Quarterly results (unaudited) for fiscal 2005 and 2004, are as follows:

	Quarter Ended
2005:	Aug. 31	Nov. 30	Feb. 28	May 31

Net sales	$63,070	$60,501	$59,315	$56,968
Gross profit	24,438	22,259	19,311	17,566
Income (loss) from operations	5,754	5,959	800	(7,075)
Income tax expense (benefit)	2,165	2,286	321	(5,239)
Net income (loss)	3,688	3,464	1,219	(1,802)
Basic net income (loss) per share	.14	.13	.05	(.07)
Diluted net income (loss) per share	.14	.13	.05	(.07)

	Quarter Ended
2004:	Aug. 31	Nov. 30	Feb. 29	May 31

Net sales	$58,276	$55,259	$62,315	$59,124
Gross profit	21,522	20,348	23,512	22,453
Income from operations	3,638	4,591	4,887	3,511
Income tax expense	1,345	1,733	1,894	1,125
Net income	2,195	2,666	2,565	1,461
Basic net income per share	.08	.10	.10	.06
Diluted net income per share	.08	.10	.10	.05

Quarterly information presented above includes certain reclassifications from amounts previously reported to reflect the March 1, 2005 sale of the Weider branded business (see Note 2).

18.	SUBSEQUENT EVENT

On June 17, 2005, we sold the capital stock and partnership interest in our international subsidiaries that operate the Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for cash proceeds of $15,089. In accordance with SFAS No. 144, we recognized an asset impairment loss of $9,346 in fiscal 2005 as the cash proceeds, net of transaction related costs of $700 and including a realized foreign currency translation loss of $711, were less than the carrying value of our Haleko Unit’s long-term assets.

The carrying amounts of the Haleko Unit assets and liabilities, included in the accompanying consolidated balance sheets, consist of the following at May 31,

	2005	2004

Cash and cash equivalents	$719	$2,269
Receivables, net	13,619	12,917
Inventories	8,042	6,899
Prepaid expenses and other	1,244	1,500
Property and equipment, net	3,378	8,960
Intangible assets, net	—	4,235
Deposits and other assets	420	393
Accounts payable	7,706	8,716
Other current liabilities	6,038	6,174
Long-term debt	—	133

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2005, 2004 AND 2003
(in thousands)

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs / Expenses	Additions Charged to Net Sales	Reductions due to Divestiture	Deductions / Write-offs	Balance at End of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

2003	$4,607	$583	$—	$(719)	$(1,166)	$3,305
2004	$3,305	$10	$—	$—	$(1,134)	$2,181
2005	$2,181	$—	$—	$(557)	$(354)	$1,270

ALLOWANCE FOR SALES RETURNS AND DISCOUNTS:

2003	$5,359	$(382)	$20,573	$—	$(20,231)	$5,319
2004	$5,319	$(1,962)	$21,218	$—	$(20,252)	$4,323
2005	$4,323	$(1,665)	$17,113	$(351)	$(15,928)	$3,492

ALLOWANCE FOR UNREALIZABLE NOTES RECEIVABLE:

2003	$1,952	$—	$—	$—	$(666)	$1,286
2004	$1,286	$(1,069)	$—	$—	$(118)	$99
2005	$99	$—	$—	$—	$(99)	$—

DEFERRED TAXES VALUATION ALLOWANCE:

2003	$3,587	$1,389	$—	$—	$—	$4,976
2004	$4,976	$(329)	$—	$—	$—	$4,647
2005	$4,647	$(1,816)	$—	$—	$—	$2,831