Form 10-Q
period 2005-08-31
WEIDER NUTRITION INTERNATIONAL INC
filed 2005-10-17
CIK 1022368

QuickLinks - (Click to quickly navigate through document)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(801) 975-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☒

The number of shares outstanding of the Registrant's Class A and Class B common stock is 26,310,028 (as of October 12, 2005).

QuickLinks
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2005	May 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,205	$11,358
Investment securities	30,475	24,212
Receivables, net	21,047	29,300
Inventories	17,522	32,419
Prepaid expenses and other	1,643	4,297
Deferred taxes, net	3,673	2,857

Total current assets	95,565	104,443

Property and equipment, net	13,130	16,714

Other assets:
Goodwill	4,346	4,346
Intangible assets, net	17	23
Deposits and other assets	637	1,310
Deferred taxes, net	—	1,430

Total other assets	5,000	7,109

Total assets	$113,695	$128,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,726	$16,566
Accrued expenses	8,347	13,577
Current portion of long-term debt	252	3,020
Income taxes payable	—	5,268

Total current liabilities	18,325	38,431

Deferred taxes, net	680	—

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares
authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares
authorized-50,000,000; shares issued and outstanding-11,331,975 and 11,309,910	113	113
Class B common stock, par value $.01 per share; shares
authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	86,890	86,857
Deferred compensation costs	(312)	(366)
Other accumulated comprehensive income	—	167
Retained earnings	7,849	2,914

Total stockholders' equity	94,690	89,835

Total liabilities and stockholders' equity	$113,695	$128,266

See notes to condensed consolidated financial statements.

QuickLinks
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	August 31,
	2005	2004

Net sales	$48,017	$43,695

Cost of goods sold	35,308	26,892

Gross profit	12,709	16,803

Operating expenses:
Selling and marketing	6,016	7,213
General and administrative	3,562	3,723
Research and development	728	903
Amortization of intangible assets	6	7
Reimbursement of import costs	(1,380)	—

Total operating expenses	8,932	11,846

Income from operations	3,777	4,957

Other income (expense):
Interest income	375	17
Interest expense	(38)	(135)
Foreign currency translation	1,613	—
Other, net	(1)	(52)

Total other income (expense), net	1,949	(170)

Income from continuing operations before income taxes	5,726	4,787
Income tax expense	734	1,844

Income from continuing operations	4,992	2,943
Income (loss) from discontinued operations, net of income taxes	(57)	745

Net income	$4,935	$3,688

Weighted average shares outstanding:
Basic	26,108,622	25,745,747
Diluted	26,774,452	26,563,674

Net income per share-basic:
Income from continuing operations	$0.19	$0.11
Income from discontinued operations	—	0.03

Net income	$0.19	$0.14

Net income per share-diluted:
Income from continuing operations	$0.19	$0.11
Income (loss) from discontinued operations	(0.01)	0.03

Net income	$0.18	$0.14

Comprehensive income	$4,768	$3,691

See notes to condensed consolidated financial statements.

QuickLinks
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,935	$3,688
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	—	19
Deferred taxes	1,294	953
Depreciation and amortization	745	1,324
Foreign currency translation	(1,613)	—
Amortization of financing fees	14	99
Amortization of deferred compensation costs	35	73
Other	1	4
Changes in operating assets and liabilities:
Receivables	(5,366)	1,691
Inventories	6,855	(3,821)
Prepaid expenses and other	1,410	2,455
Deposits and other assets	139	97
Accounts payable	1,535	1,781
Other current liabilities	(6,979)	(731)

Net cash provided by operating activities	3,005	7,632

Cash flows from investing activities:
Purchase of property and equipment	(534)	(713)
Purchase of intangibles	—	(7)
Proceeds from sale of Haleko Unit, net (Note 1)	13,683	—
Purchase of investment securities	(14,082)	—
Proceeds from sale of investment securities	7,819	—
Collection of notes receivable	100	—

Net cash provided by (used in) investing activities	6,986	(720)

Cash flows from financing activities:
Issuance of common stock from exercise of options	181	12
Acquisition and retirement of common stock	(129)	(108)
Proceeds from debt	2,519	380
Payments on debt	(2,768)	(162)

Net cash provided by (used in) financing activities	(197)	122

Effect of exchange rate changes on cash	53	45

Increase in cash and cash equivalents	9,847	7,079
Cash and cash equivalents, beginning of period	11,358	7,449

Cash and cash equivalents, end of period	$21,205	$14,528

See notes to condensed consolidated financial statements.

QuickLinks
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

1.  BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements ("interim financial statements") do not include all disclosures provided in our annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2005 as filed with the Securities and Exchange Commission. The May 31, 2005 consolidated balance sheet, included herein, was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. We are a majority-owned subsidiary of Weider Health and Fitness ("WHF").

In our opinion, the accompanying interim financial statements contain all material adjustments necessary for a fair presentation of our financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current interim period presentation. Results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that we may achieve for any other interim period or for the entire year.

On June 17, 2005, we announced the sale of our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for approximately $15,089 in cash. The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko business. In connection with the sale, we incurred transaction related costs of approximately $687 and relinquished cash of approximately $719. The transaction closed on June 17, 2005, with an effective date of May 1, 2005 (the first day of Haleko's fiscal year 2006). The impact of the sale on the fiscal 2006 first quarter operating income was not significant.

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC ("WGN"), a wholly-owned subsidiary of WHF. The terms of the transaction provided that we receive approximately $14,000 in exchange for assets relating to the domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to the international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

In connection with the transaction, the parties also entered into two separate agreements (domestic and European) whereby we provide certain general and administrative, research and development, and logistics services to WGN for an annual fee. The term of the domestic service agreement is for a one year period, with an option by either party for one additional year. In connection with the fiscal 2006 first quarter sale of our Haleko Unit, the European service agreement was transferred to the purchaser of the Haleko Unit. We also received a license to use the Weider name for corporate purposes for up to twelve months prior to transitioning to a new name for our company.

The operating results for our Haleko Unit and Weider branded business are reflected as discontinued operations in our consolidated financial statements, including the notes thereto. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger's Milk® and Fibar® brands, have been consolidated into our Schiff® Specialty Unit. We believe our remaining Schiff Specialty Unit, which consists of the aggregation of several product-based operating segments, represents one reportable segment.

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of these restricted shares was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period. During the fiscal 2006 first quarter, 98,200 restricted shares vested and, as a result of the voluntary termination of an employee, 12,000 restricted shares were cancelled. During the fiscal 2005 first quarter, 124,600 restricted shares vested. During the fiscal 2006 and 2005 first quarters, concurrent with the annual vesting, we reacquired (and ultimately retired) 27,201 and 27,406 shares, respectively, from certain employees in connection with the payment of individual income taxes.

QuickLinks
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

At May 31, 2005 other accumulated comprehensive income consisted only of foreign currency translation adjustments.

We disclose the effect of SFAS No. 123, "Accounting for Stock-Based Compensation", on a proforma basis and continue to follow Accounting Principles Board ("APB") Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation.

Proforma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options' vesting period. Our proforma net income and net income per share are as follows:
	Three Months Ended
	August 31,
	2005	2004

Net income, as reported	$4,935	$3,688
Deduct stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(76)	(97)

Net income, proforma	$4,859	$3,591

Basic net income per share, as reported	$0.19	$0.14
Diluted net income per share, as reported	0.18	0.14
Basic net income per share, proforma	0.19	0.14
Diluted net income per share, proforma	0.18	0.14

2.  INVESTMENT SECURITIES

Investment securities at fair value, which approximates unamortized cost, consist of the following:
	August 31,	May 31,
	2005	2005

State and municipalities debt securities	$20,975	$12,112
Corporate debt securities	4,000	5,600
Corporate equity securities	5,500	6,500

	$30,475	$24,212

All securities are available for immediate sale. Contractual maturities of debt securities are as follows at August 31, 2005:

Less than one year	$500
One to five years	300
Over five years	24,175

$24,975

Proceeds from the sale of investment securities, which approximated the unamortized cost of the securities sold, totaled $7,819 for the fiscal 2006 first quarter.

QuickLinks
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

3.  RECEIVABLES, NET

Receivables, net, consist of the following:
	August 31,	May 31,
	2005	2005

Trade accounts	$23,309	$32,886
Income taxes	464	—
Income tax refund due from WHF	361	361
Current portion of note receivable due from WGN	650	600
Other	255	215

	25,039	34,062
Less allowances for doubtful accounts, sales returns and discounts	(3,992)	(4,762)

Total	$21,047	$29,300

4.  INVENTORIES

Inventories consist of the following:
	August 31,	May 31,
	2005	2005

Raw materials	$8,644	$11,419
Work in process	728	1,887
Finished goods	8,150	19,113

Total	$17,522	$32,419

5.  GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	August 31, 2005			May 31, 2005
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$5,479	$(5,462)	$17	$5,479	$(5,456)	$23

Estimated amortization expense, assuming no changes in our intangible assets, is $23 for fiscal 2006 and zero thereafter.

The carrying amount of goodwill did not change during the fiscal 2006 first quarter or during fiscal 2005.

QuickLinks
WEIDER NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

6.  ACCRUED EXPENSES

Accrued expenses consist of the following:
	August 31,	May 31,
	2005	2005

Accrued personnel related costs	$1,638	$4,564
Accrued promotional costs	4,162	3,927
Other	2,547	5,086

Total	$8,347	$13,577

7.  CONCENTRATION RISK

Net sales to our two largest customers combined, are significant. As a result of recent divestitures (see Note 1), our concentration risk has increased. At August 31, 2005, and May 31, 2005, respectively, amounts due from Customer A represented approximately 32% and 21% and amounts due from Customer B represented approximately 30% and 15% of total trade accounts receivable. For the first quarter of fiscal 2006 and 2005, respectively, Customer A accounted for approximately 33% and 35% and Customer B accounted for approximately 36% and 37% of total net sales. Net sales of our Schiff Move Free® brand accounted for approximately 48% and 44%, respectively, of total net sales for the fiscal 2006 and 2005 first quarters.

8.  COMMITMENTS AND CONTINGENCIES

We are currently named as a defendant in two lawsuits alleging that consumption of certain of our discontinued products containing ephedra caused or contributed to injuries and damages. We dispute the allegations, and are pursuing indemnification from a third party for one of the matters. As these cases are not covered by insurance, a large adverse damage award could have a material adverse effect on our results of operations and financial condition. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

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

9.  RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as a current-period expense. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The inventory costing provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for stock Issued to Employees". SFAS No. 123R requires that costs resulting from all share-based payment transactions, transactions in which an entity exchanges its equity instruments for goods or services, be recognized in the financial statements. Costs resulting from all share-based payment transactions will be determined by applying a fair-value-based measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The recognition and measurement provisions of SFAS No. 123R are effective for all share-based payment transactions entered into during fiscal years beginning after June 15, 2005. We have not determined the impact SFAS No. 123R will have on our results of operations and financial condition.

QuickLinks

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

General

Weider Nutrition International, Inc. (currently doing business as Schiff Nutrition International) develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff and Tiger's Milk, primarily consists of specialty supplements, vitamins, minerals and nutrition bars, which are primarily marketed through mass market and health food store distribution channels.

During fiscal 2005 and continuing in the fiscal 2006 first quarter, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category and a continuing strong competitive environment. During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from customers, we discontinued certain private label (contract manufacturing) services. For the remainder of fiscal 2006, we believe margin volatility may continue.

Also, during our fiscal 2006 first quarter, we continued to provide selling and marketing support intended to both defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. During the fiscal 2005 second quarter, we launched our Lubriflex3™ product and supported the introduction with significant selling and marketing support, which has continued into our fiscal 2006 first quarter. We believe our fiscal 2006 first quarter and fiscal 2005 Move Free and Lubriflex3 net sales benefited from this support. In support of new joint care initiatives, we expect selling and marketing expenses, as a percentage of net sales, to increase in the second half of fiscal 2006 as compared to the first half of fiscal 2006. Due to competitive conditions and other factors, we expect branded net sales for fiscal 2006 to remain relatively constant compared to fiscal 2005.

On June 17, 2005, we announced the sale of our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for approximately $15.1 million in cash. The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko business. In connection with the sale, we incurred transaction related costs of approximately $0.7 million and relinquished cash of approximately $0.7 million. The transaction closed on June 17, 2005, with an effective date of May 1, 2005 (the first day of Haleko's fiscal year 2006). The impact of the sale on fiscal 2006 first quarter operating income was not significant.

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to WGN, a wholly-owned subsidiary of WHF. The terms of the transaction provided that we receive approximately $14.0 million in exchange for assets relating to the domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

In connection with the transaction, the parties also entered into two separate agreements (domestic and European) whereby we provide certain general and administrative, research and development, and logistics services to WGN for an annual fee. The term of the domestic service agreement is for a one year period, with an option by either party for one additional year. In connection with the fiscal 2006 first quarter sale of our Haleko Unit, the European service agreement was transferred to the purchaser of the Haleko Unit. We also received a license to use the Weider name for corporate purposes for up to twelve months prior to transitioning to a new name for our company.

The operating results for our Haleko Unit and Weider branded business are reflected as discontinued operations in our condensed consolidated financial statements, including the notes thereto. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger's Milk and Fibar brands, have been consolidated into our Schiff Specialty Unit. We believe our remaining Schiff Specialty Unit, which consists of the aggregation of several product-based operating segments, represents one reportable segment.

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

QuickLinks

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended August 31, 2005 Compared to Three Months
Ended August 31, 2004

The following tables show comparative results for selected items as reported and as a percentage of net sales for the fiscal 2006 and 2005 first quarters (dollars in thousands):
	2006		2005

Net sales	$48,017	100.0%	$43,695	100.0%
Cost of goods sold	35,308	73.5	26,892	61.6

Gross profit	12,709	26.5	16,803	38.4
Operating expenses:
Selling and marketing	6,016	12.6	7,213	16.5
General and administrative	3,562	7.4	3,723	8.5
Research and development	728	1.5	903	2.1
Amortization of intangible assets	6	—	7	—
Reimbursement of import costs	(1,380)	(2.9)	—	—
Total operating expenses	8,932	18.6	11,846	27.1

Income from operations	3,777	7.9	4,957	11.3
Other income (expense), net	1,949	4.0	(170)	(0.4)
Income tax expense	(734)	(1.5)	(1,844)	(4.2)

Income from continuing operations	$4,992	10.4%	$2,943	6.7%

Net Sales. Net sales increased approximately 9.9% to $48.0 million for the fiscal 2006 first quarter, from $43.7 million for the fiscal 2005 first quarter. Overall, the increase in net sales was primarily attributable to an increase in branded joint care category sales, partially offset by an expected decrease in private label sales.

Aggregate branded net sales increased approximately 16.9% to $37.9 million for the fiscal 2006 first quarter, from $32.4 million for the fiscal 2005 first quarter. Branded joint product sales volume, including Lubriflex3 results, increased approximately $7.0 million, or 21.5%, which more than offset a $1.6 million increase in branded sales price reductions and a $1.2 million decrease in private label sales volume. Move Free net sales were $23.1 million and $19.2 million, respectively, for the fiscal 2006 and 2005 first quarters. As a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from the customers, we discontinued certain private label (contract manufacturing) services during fiscal 2005 and early fiscal 2006. Net sales for the discontinued private label business amounted to approximately $1.7 million and $5.7 million, respectively, for the fiscal 2006 and 2005 first quarters.

Gross Profit. Gross profit decreased approximately 24.4% to $12.7 million for the fiscal 2006 first quarter, from $16.8 million for the fiscal 2005 first quarter. Gross profit, as a percentage of net sales, was 26.5% for the fiscal 2006 first quarter, compared to 38.4% for the fiscal 2005 first quarter. The decrease was primarily due to a $5.5 million increase in raw material costs, primarily associated with our joint care category business. The decrease was partially offset by an approximate $1.5 million increase due to a change in sales mix. We anticipate that the increased joint care raw material costs will continue to impact gross profit for the remainder of fiscal 2006.

Operating Expenses. Operating expenses decreased approximately 24.6% to $8.9 million for the fiscal 2006 first quarter, from $11.8 million for the fiscal 2005 first quarter. Operating expenses, as a percentage of net sales, were 18.6% and 27.1%, respectively, for the fiscal 2006 and 2005 first quarters. The fiscal 2006 first quarter includes approximately $1.4 million in reimbursements of previously incurred costs associated with imported raw materials.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $6.0 million for the fiscal 2006 first quarter, from $7.2 million for the fiscal 2005 first quarter. The decrease was primarily due to the $1.6 million increase in price discount-like promotional costs reclassified as a reduction of sales. Classification as a sales reduction is required when the promotion effectively represents a price reduction. We are utilizing more price discount-like promotions in order to defend our products against the competition, including private label, and to ultimately increase our market share.

QuickLinks

General and administrative expenses remained relatively constant at $3.6 million for the fiscal 2006 first quarter, compared to $3.7 million for the fiscal 2005 first quarter. An increase in personnel related costs of approximately $0.6 million, including severance expenses of approximately $0.4 million, was more than offset by a reduction in legal related costs.

Research and development costs decreased to approximately $0.7 million for the fiscal 2006 first quarter, from $0.9 million for the fiscal 2005 first quarter, primarily resulting from a decrease in contracted research relating to new product initiatives.

Other Income/Expense. Other income/expense, net, was $1.9 million income for the fiscal 2006 first quarter, compared to $0.2 million expense for the fiscal 2005 first quarter. We recognized approximately $0.4 million of incremental interest income for the fiscal 2006 first quarter resulting from an increase in cash and investment securities. Interest expense decreased as a result of a reduction of financing fees under the current credit facility. Finally, as a result of the recent divestitures of our Haleko and Weider businesses, certain international operating entities are substantially liquidated. Accordingly, we recognized a non-taxable foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders' equity, of approximately $1.6 million during the fiscal 2006 first quarter.

Provision for Income Taxes. Provision for income taxes was $0.8 million for the fiscal 2006 first quarter, compared to $1.8 million for the fiscal 2005 first quarter. In addition to the non-taxable foreign currency translation gain noted in "Other Income/Expense" above, the fiscal 2006 first quarter sale of the Haleko Unit resulted in the recognition of a gain under Internal Revenue Code Section 987 ("Section 987"). We reduced our estimated deferred tax liability for Section 987 obligations by approximately $0.8 million, which is reflected as a decrease in fiscal 2006 first quarter income tax expense. As a result of these unusual items, the fiscal 2006 first quarter tax rate was 12.8%, as compared to the fiscal 2005 first quarter tax rate of 38.5%.

Liquidity and Capital Resources

Working capital increased approximately $11.2 million to $77.2 million at August 31, 2005, from $66.0 million at May 31, 2005, primarily represented by an increase in cash and investment securities primarily due to the sale of our Haleko Unit and fiscal 2006 first quarter net earnings.

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

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Weider Nutrition Group, Inc. ("WNG"), a new $25.0 million revolving credit facility (the "New Credit Facility") with KeyBank National Association, as Agent. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants and certain restrictions. Our obligations under the New Credit Facility are secured by a first priority security interest on all of the capital stock of WNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to the lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the New Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate, and the New Credit Facility matures on June 30, 2007, with options for one-year extensions under certain circumstances. The New Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At August 31, 2005, there were no amounts outstanding and $25.0 million was available under the New Credit Facility.

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

Our Board of Directors will determine dividend policy in the future based upon, among other factors, results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, our credit facility contains certain customary financial covenants that may limit our ability to pay common stock dividends.  We can give no assurance that we will pay dividends in the future.

QuickLinks

A summary of our outstanding contractual obligations at August 31, 2005 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$17,487	$2,272	$4,581	$4,664	$5,970
Purchase obligations	19,254	19,254	—	—	—
Debt obligations, including interest	254	254	—	—	—

Total obligations	$36,995	$21,780	$4,581	$4,664	$5,970

Purchase obligations primarily consist of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to the valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, valuation of deferred tax assets and recoverability of long-lived assets. Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2005, filed with the Securities and Exchange Commission, describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

●
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory valuation adjustments did not materially impact our gross profit for the fiscal 2006 and 2005 first quarters. At August 31, 2005 and May 31, 2005, our inventory valuation allowance amounted to approximately $0.9 million and $2.2 million, respectively. The reduction in inventory valuation allowances resulted primarily from the sale of our Haleko business unit. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

●
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. Changes in our allowances for doubtful accounts, sales returns and discounts did not materially impact our earnings for the fiscal 2006 and 2005 first quarters. At August 31, 2005 and May 31, 2005, our allowance for doubtful accounts, sales returns and discounts amounted to approximately $4.0 million and $4.8 million, respectively. The reduction in these allowances resulted primarily from the sale of our Haleko business unit. Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

●
We currently have deferred tax assets resulting from certain loss carry forwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent that it is more likely than not that future operations will not generate sufficient profit to utilize the loss carry forwards, valuation allowances are established. At August 31, 2005 and May 31, 2005, our deferred tax asset valuation allowances, primarily relating to foreign net operating loss and tax credit carry forwards, amounted to approximately $1.0 million and $2.8 million, respectively. The reduction resulted from the sale of our Haleko business unit.

QuickLinks

●
We have certain intangible assets, primarily consisting of goodwill. The determination of whether or not goodwill is impaired involves significant judgments. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to our recorded goodwill balance.

Impact of Inflation

Historically, we generally have been able to pass inflationary increases for raw materials and other costs on to our customers through price increases. While we will continue efforts to do so in the future, we cannot assure you that we will be successful. Recently, we have been unable to pass on to our customers increased raw material costs relating to our joint care products. See further discussion of raw material pricing matters in the "General" and "Results of Operations" sections above, and under "Forward Looking Statements" below.

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

Forward Looking Statements

Investors are cautioned that, except for the historical information contained herein, the matters discussed in this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes", "anticipates", "plans", "expects", "estimates", "may", "should" or similar expressions, are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and, therefore, actual results may differ materially.

Important factors that may affect our future performance or cause these forward looking statements to be false include, but are not limited to the following.

Dependence on Significant Customers. Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 69% and 72%, respectively, of our total net sales (after giving effect to the divestitures of our Weider branded business and Haleko Unit) for the fiscal 2006 and 2005 first quarters. Due to the divestitures of our Weider branded business and Haleko Unit, the concentration in these customers for our remaining operations has increased. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, could have a material adverse effect on our results of operations and financial condition. We do not have supply contracts with either Costco or Wal-Mart and therefore we cannot assure you that Costco and/or Wal-Mart will continue to be significant customers.

Dependence on Individual Products. Certain products and product lines account for a significant amount of our total net sales. Domestic net sales for our Schiff Move Free brand were approximately 48% and 44%, respectively, of our total net sales (after giving effect to the divestitures of our Weider branded business and Haleko Unit) for the fiscal 2006 and 2005 first quarters. Due to the divestitures of our Weider branded business and Haleko Unit, our concentration in this brand and the joint care category has increased. We cannot assure you that Schiff Move Free or other of our products currently experiencing strong popularity and growth will maintain sales levels over time. The inability to successfully implement marketing and spending programs or strategic initiatives in support of Schiff Move Free and other branded products could have a material adverse effect on our results of operations and financial condition.

Availability and Cost of Raw Materials. We obtain all of our raw materials for the manufacture of our products from third parties. A significant portion of our raw materials relates to our joint care category. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay or that meet our quality standards and labeling requirements. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products. During fiscal 2005 and continuing in the fiscal 2006 first quarter, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category and a continuing strong competitive environment. During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from customers, we discontinued certain private label (contract manufacturing) services.

QuickLinks

In addition, we acquire a significant amount of ingredients for a number of our products (particularly joint care products) from suppliers outside of the United States, particularly in China. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations. The discovery of Bovine Spongiform Encephalopathy, commonly referred to as "mad cow disease", in a country from which we obtain a significant amount of our raw materials (particularly related to the joint care category) derived from bovine sources could prevent us from purchasing such raw materials in the required quantities, at an acceptable price, or at all. The occurrence of any of the foregoing, particularly with respect to raw materials needed for our joint care products, could have a material adverse effect on our results of operations and financial condition.

Dependence on New Products. We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products. Although we seek to introduce additional products each year, the success of new products is subject to a number of variables, including developing products that will appeal to customers and comply with applicable regulations. For example, if we are unable to successfully launch and/or gain distribution for our Schiff Move Free product enhancements, or Schiff Lubriflex3 product, our results of operations could suffer. We cannot assure you that our efforts to develop and introduce new products or existing product innovations will be successful, or that customers will accept new products.

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

Risks of Competition. The market for the sale of nutritional supplements is highly competitive. Certain of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories, also create significant competition with our products. Pricing pressure could adversely affect our ability to pass on raw material price increases to customers and negatively impact our financial performance, as shown by the recent increases in our joint product raw material costs. Increased competition from competitors, including private label, or increased pricing pressure, could have a material adverse effect on our results of operations and financial condition.

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

Impact of Government Regulation on Our Operations. Our operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the Food and Drug Administration ("FDA") and Federal Trade Commission ("FTC"). Among other matters, government regulation covers statements and claims made in connection with the packaging, labeling, marketing and advertising of our products. Governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties or commencing criminal prosecution. As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs.

QuickLinks

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

Our cash flows and net earnings are subject to fluctuations resulting from changes in interest rates. Previously, our cash flows and net earnings were also subject to fluctuations resulting from changes in foreign currency exchange rates. However, as a result of the recent divestitures of our Weider branded business and Haleko Unit, we no longer have operating subsidiaries whose net sales and expenses are denominated in foreign currencies. Therefore, changes in foreign currency exchange rates are not expected to have a material impact on future cash flows and net earnings. Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure. We do not use financial instruments for trading purposes.

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

QuickLinks

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

QuickLinks

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 8 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A Common Stock during the fiscal 2006 first quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

June 1 - June 30	—	—	—	—

July 1 - July 31	—	—	—	—

August 1 - August 31	27,201(1)	$ 4.75	—	—

Total	27,201	$ 4.75	—	—

(1)	Repurchase of these shares was to satisfy employee tax withholding obligations due upon vesting of restricted shares. See Note 1 to the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1.	Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (2)
10.1.	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2.	Agreement by and between Joseph Weider and Weider Health and Fitness. (1)
10.3.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.5.	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Limited. (1)
10.6.	Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (3)*
10.7.	Form Agreement between Weider Nutrition Group, Inc. and certain of its executives. (3)*
10.8.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (4)
10.9.	Employment Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (5)*
10.10.	Consulting Agreement between Weider Nutrition Group, Inc. and Gustin Foods, LLC dated as of February 1, 2004. (6)
10.11.	Weider Nutrition International, Inc. 2004 Incentive Award Plan. (7)
10.12.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (8)

QuickLinks

10.13.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (8)
10.14.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (8)
10.15.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (8)
10.16.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (9)
10.17.	Form of Indemnification Agreement between Weider Nutrition Group, Inc. and certain of its executives and directors. (10)*
21.1.	Subsidiaries of Weider Nutrition International, Inc. (11)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (12)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (12)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (12)

(1)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
(2)	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(3)	Previously filed in the Company's Annual Report on Form 10-K filed on August 28, 2003 and incorporated herein by reference.
(4)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(5)	Previously filed in the Company's Annual Report on Form 10-K filed on August 29, 2002 and incorporated herein by reference.
(6)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(7)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(8)	Previously filed in the Company's Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(9)	Previously filed in the Company's Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(10)	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company's Annual Report on Form 10-K filed on August 29, 2005 and incorporated herein by reference.
(12)	Filed herewith.

*	Management contract.

QuickLinks

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIDER NUTRITION INTERNATIONAL, INC.

Date: October 17, 2005	By: /s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: October 17, 2005	By: /s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

WEIDER NUTRITION INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.  BASIS OF PRESENTATION AND OTHER MATTERS
2.  INVESTMENT SECURITIES
3.  RECEIVABLES, NET
4.  INVENTORIES
5.  GOODWILL AND INTANGIBLE ASSETS, NET
6.  ACCRUED EXPENSES
7.  CONCENTRATION RISK
8.  COMMITMENTS AND CONTINGENCIES
9.  RECENTLY ISSUED ACCOUNTING STANDARDS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-  GENERAL
-  LIQUIDITY AND CAPITAL RESOURCES
-  CRITICAL ACCOUNTING POLICIES AND ESTIMATES
-  IMPACT OF INFLATION
-  SEASONALITY
-  FORWARD LOOKING STATEMENTS
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