Form 10-Q
period 2005-11-30
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2006-01-17
CIK 1022368

QuickLinks - Click here to quickly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number:
001-14608

SCHIFF NUTRITION INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0563574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2002 South 5070 West Salt Lake City, Utah	84104-4726
(Address of principal executive offices)	(Zip Code)

(801) 975-5000
(Registrant’s telephone number, including area code)

Weider Nutrition International, Inc.
(Former Name or Former Address, if Changed Since Last Report)

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

The number of shares outstanding of the Registrant's Class A and Class B common stock is 26,463,076 (as of January 12, 2006).

Shortcut to QuickLinks

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2005	May 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,275	$11,358
Investment securities	29,075	24,212
Receivables, net	15,382	29,300
Inventories	24,686	32,419
Prepaid expenses and other	3,358	4,297
Deferred taxes, net	3,110	2,857

Total current assets	99,886	104,443

Property and equipment, net	13,058	16,714

Other assets:
Goodwill	4,346	4,346
Intangible assets, net	11	23
Deposits and other assets	316	1,310
Deferred taxes, net	—	1,430

Total other assets	4,673	7,109

Total assets	$117,617	$128,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,317	$16,566
Accrued expenses	9,983	13,577
Short-term debt	974	3,020
Income taxes payable	—	5,268

Total current liabilities	20,274	38,431

Deferred taxes, net	673	—

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,443,678 and 11,309,910	114	113
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	87,261	86,857
Deferred compensation costs	(239)	(366)
Other accumulated comprehensive income	—	167
Retained earnings	9,384	2,914

Total stockholders' equity	96,670	89,835

Total liabilities and stockholders' equity	$117,617	$128,266

See notes to condensed consolidated financial statements.

Shortcut to QuickLinks

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	November 30,
	2005	2004

Net sales	$35,456	$44,268

Cost of goods sold	24,246	28,225

Gross profit	11,210	16,043

Operating expenses:
Selling and marketing	6,060	6,142
General and administrative	4,081	3,369
Research and development	583	911
Amortization of intangible assets	5	6
Reimbursement of import costs	(908)	—

Total operating expenses	9,821	10,428

Income from operations	1,389	5,615

Other income (expense):
Interest income	400	80
Interest expense	(38)	(47)
Foreign currency translation	(36)	—
Other, net	(21)	(49)

Total other income (expense), net	305	(16)

Income from continuing operations before income taxes	1,694	5,599
Income tax expense	89	2,155

Income from continuing operations	1,605	3,444
Income (loss) from discontinued operations, net of income taxes	(70)	20

Net income	$1,535	$3,464

Weighted average shares outstanding:
Basic	26,244,426	25,719,341
Diluted	26,866,171	26,486,673

Net income per share-basic and diluted:
Income from continuing operations	$0.06	$0.13
Income (loss) from discontinued operations	—	—

Net income	$0.06	$0.13

Comprehensive income	$1,535	$3,758

See notes to condensed consolidated financial statements.

Shortcut to QuickLinks

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Six Months Ended
	November 30,
	2005	2004

Net sales	$83,473	$87,963

Cost of goods sold	59,554	55,117

Gross profit	23,919	32,846

Operating expenses:
Selling and marketing	12,076	13,357
General and administrative	7,643	7,092
Research and development	1,311	1,814
Amortization of intangible assets	11	13
Reimbursement of import costs	(2,288)	—

Total operating expenses	18,753	22,276

Income from operations	5,166	10,570

Other income (expense):
Interest income	775	97
Interest expense	(76)	(182)
Foreign currency translation	1,577	—
Other, net	(22)	(101)

Total other income (expense), net	2,254	(186)

Income from continuing operations before income taxes	7,420	10,384
Income tax expense	823	3,997

Income from continuing operations	6,597	6,387
Income (loss) from discontinued operations, net of income taxes	(127)	765

Net income	$6,470	$7,152

Weighted average shares outstanding:
Basic	26,176,524	25,732,544
Diluted	26,820,312	26,525,174

Net income per share-basic:
Income from continuing operations	$0.25	$0.25
Income (loss) from discontinued operations	—	0.03

Net income	$0.25	$0.28

Net income per share-diluted:
Income from continued operations	$0.25	$0.24
Income (loss) from discontinued operations	(0.01)	0.03

Net Income	$0.24	$0.27

Comprehensive income	$6,303	$7,449

See notes to condensed consolidated financial statements.

Shortcut to QuickLinks

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,470	$7,152
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	—	(87)
Deferred taxes	1,850	3,804
Depreciation and amortization	1,483	2,662
Foreign currency translation	(1,577)	—
Amortization of financing fees	28	113
Amortization of deferred compensation costs	82	139
Other	22	(23)
Changes in operating assets and liabilities:
Receivables	299	3,614
Inventories	(309)	(8,429)
Prepaid expenses and other	(305)	145
Deposits and other assets	246	25
Accounts payable	826	3,333
Accrued expenses	929	(2,522)
Income taxes	(6,272)	1,972

Net cash provided by operating activities	3,772	11,898

Cash flows from investing activities:
Purchase of property and equipment	(918)	(1,082)
Purchase of intangibles	—	(7)
Proceeds from sale of property and equipment and assets held for sale	3	928
Proceeds from sale of Haleko Unit, net (Note 1)	13,683	—
Purchase of investment securities	(26,577)	—
Proceeds from sale of investment securities	21,714	—
Collection of notes receivable	300	—

Net cash provided by (used in) investing activities	8,205	(161)

Cash flows from financing activities:
Issuance of common stock from exercise of options	593	18
Acquisition and retirement of common stock	(143)	(108)
Proceeds from debt	1,693	2,374
Payments on debt	(1,220)	(1,635)

Net cash provided by financing activities	923	649

Effect of exchange rate changes on cash	17	278

Increase in cash and cash equivalents	12,917	12,664
Cash and cash equivalents, beginning of period	11,358	7,449

Cash and cash equivalents, end of period	$24,275	$20,113

Supplemental Cash Flow Information:
Property and equipment additions included in accounts payable were $300 at November 30, 2005.

See notes to condensed consolidated financial statements.

Shortcut to QuickLinks

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements ("interim financial statements") do not include all disclosures provided in our annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2005 as filed with the Securities and Exchange Commission. The May 31, 2005 consolidated balance sheet, included herein, was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. We are a majority-owned subsidiary of Weider Health and Fitness ("WHF").

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

On October 28, 2005, we announced the formal name change of the company to Schiff Nutrition International, Inc. (previously Weider Nutrition International, Inc.). Shareholders approved the name change at our annual meeting held October 25, 2005.

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

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC ("WGN"), a wholly-owned subsidiary of WHF. The terms of the transaction provided that we receive cash proceeds of $12,877, and a note receivable for $1,100 in exchange for assets relating to the domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to the international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

In connection with the sale of the Weider branded business, the parties also entered into two separate agreements (domestic and European) whereby we provide certain general and administrative, research and development, and logistics services to WGN for an annual fee. The term of the domestic service agreement is for a one year period, with an option by either party for one additional year. The parties have agreed to exercise the option for the second year. In connection with the fiscal 2006 first quarter sale of our Haleko Unit, the European service agreement was transferred to the purchaser of the Haleko Unit. We also received a license to use the Weider name for corporate purposes prior to transitioning to the new name for our company.

The operating results for our Haleko Unit and Weider branded business are reflected as discontinued operations in our condensed consolidated financial statements, including the notes thereto. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger's Milk® and Fi-Bar® brands, have been consolidated into our Schiff® Specialty Unit. We believe our remaining Schiff Specialty Unit, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of these restricted shares was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period. During the fiscal 2006 second quarter, as a result of the termination of certain employees, 8,000 restricted shares vested, 16,000 restricted shares were cancelled, and, concurrent with the vesting, we reacquired (and ultimately retired) 2,612 shares in connection with the payment of individual income taxes. During the fiscal 2006 first quarter, 98,200 restricted shares vested and, as a result of the voluntary termination of an employee, 12,000 restricted shares were cancelled. During the fiscal 2005 first quarter, 124,600 restricted shares vested. During the fiscal 2006 and 2005 first quarters, concurrent with the annual vesting, we reacquired (and ultimately retired) 27,201 and 27,406 shares, respectively, from certain employees in connection with the payment of individual income taxes. To date, of the 640,000 restricted shares originally issued, 358,800 shares have vested, of which 57,219 shares were reacquired (and retired) from certain employees in connection with the payment of individual income taxes, 172,400 shares are subject to future vesting and 108,800 shares have been cancelled.

Shortcut to QuickLinks

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

At May 31, 2005, other accumulated comprehensive income consisted only of foreign currency translation adjustments.

We disclose the effect of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") on a proforma basis and continue to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") (as permitted by SFAS No. 123) as it relates to stock based compensation.

Proforma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", and has been determined as if we had accounted for our employee stock options under the fair-value method of SFAS No. 123. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options' vesting period. Our proforma net income and net income per share are as follows:
	Six Months Ended
	November 30,
	2005	2004

Net income, as reported	$6,470	$7,152
Deduct stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(152)	(213)

Net income, proforma	$6,318	$6,939

Basic net income per share, as reported	$0.25	$0.28
Diluted net income per share, as reported	0.24	0.27
Basic net income per share, proforma	0.24	0.27
Diluted net income per share, proforma	0.24	0.26

2.      INVESTMENT SECURITIES

            Investment securities at fair value, which approximates unamortized cost, consist of the following:
	November 30, 2005	May 31, 2005

State and municipality debt securities	$18,365	$12,112
Corporate debt securities	7,710	5,600
Corporate equity securities	3,000	6,500

	$29,075	$24,212

All securities are available for immediate sale. Contractual maturities of debt securities are as follows at November 30, 2005:

Less than one year	$—
One to five years	300
Over five years	25,775

$26,075

Proceeds from the sale of investment securities, which approximated the unamortized cost of the securities sold, totaled $21,714 for the six months ended November 30, 2005.

Shortcut to QuickLinks

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

3.   RECEIVABLES, NET

Receivables, net, consist of the following:
	November 30,	May 31,
	2005	2005

Trade accounts	$17,700	$32,886
Income taxes	1,057	—
Income tax refund due from WHF	361	361
Current portion of note receivable due from WGN	600	600
Other	227	215

	19,945	34,062
Less allowances for doubtful accounts, sales returns and discounts	(4,563)	(4,762)

Total	$15,382	$29,300

4.   INVENTORIES

Inventories consist of the following:
	November 30,	May 31,
	2005	2005

Raw materials	$9,717	$11,419
Work in process	1,587	1,887
Finished goods	13,382	19,113

Total	$24,686	$32,419

5.   GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	November 30, 2005			May 31, 2005
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$5,479	$(5,468)	$11	$5,479	$(5,456)	$23

Estimated amortization expense, assuming no changes in our intangible assets, is $23 for fiscal 2006 and zero thereafter.

The carrying amount of goodwill did not change during the first six months of fiscal 2006 or during fiscal 2005.

Shortcut to QuickLinks

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

6.        ACCRUED EXPENSES

Accrued expenses consist of the following:
	November 30,	May 31,
	2005	2005

Accrued personnel related costs	$2,952	$4,564
Accrued promotional costs	4,387	3,927
Other	2,644	5,086

Total	$9,983	$13,577

7.        CONCENTRATION RISK

Net sales to our two largest customers combined, are significant. As a result of recent divestitures (see Note 1), our concentration risk has increased. At November 30, 2005, and May 31, 2005, respectively, amounts due from Customer A represented approximately 40% and 21% and amounts due from Customer B represented approximately 28% and 15% of total trade accounts receivable. For the six months ended November 30, 2005 and 2004, respectively, Customer A accounted for approximately 35% and 40% and Customer B accounted for approximately 36% and 32% of total net sales. Net sales of our Schiff Move Free® brand accounted for approximately 47% and 41%, respectively, of total net sales for the six months ended November 30, 2005 and 2004.

8.        COMMITMENTS AND CONTINGENCIES

In November 2004, we were named as a defendant in Willis v. American Body Building Products, Optimum Nutrition, Weider Nutrition et. al. filed in Illinois state court. The lawsuit alleged that consumption of an American Body Building brand product containing ephedra caused injuries and damages to the plaintiff. We sold the American Body Building brand to Optimum Nutrition in July 2002, and tendered the matter to Optimum Nutrition under the indemnification provisions of the related Asset Purchase Agreement. Optimum Nutrition initially denied the tender for indemnification, which denial we dispute. This matter was not covered by insurance. We contested the allegations in the complaint and opposed the lawsuit. In December 2005, we settled our portion of the matter with the plaintiff for a nominal amount. In January 2006, the court found that the settlement was made in "good faith" by the parties, and we were dismissed from the case. We continue to seek indemnification from Optimum Nutrition.

We are currently named as a defendant in one other lawsuit alleging that consumption of certain of our discontinued products containing ephedra caused or contributed to injuries and damages. We dispute the allegations, and are opposing the lawsuit. This case is not covered by insurance.

From time to time, we are involved in other claims, legal actions and governmental proceedings that arise from our business operations. Although ultimate liability cannot be determined at the present time, we believe that any liability resulting from these matters, if any, after taking into consideration our insurance coverage will not have a material adverse effect on our results of operations and financial condition. Furthermore, we believe that the estimated liability for potential loss recognized in our financial statements is not material.

9.        RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs", ("SFAS No. 151"), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as a current-period expense. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The inventory costing provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our results of operations and financial condition.

Shortcut to QuickLinks

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123R requires that costs resulting from all share-based payment transactions, transactions in which an entity exchanges its equity instruments for goods or services, be recognized in the financial statements. Costs resulting from all share-based payment transactions will be determined by applying a fair-value-based measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The recognition and measurement provisions of SFAS No. 123R are effective for all share-based payment transactions entered into during fiscal years beginning after June 15, 2005. We have not determined the impact SFAS No. 123R will have on our results of operations and financial condition.

Shortcut to QuickLinks

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

General

Schiff Nutrition International, Inc. (formerly Weider Nutrition International, Inc.) develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff and Tiger's Milk, primarily consists of specialty supplements, vitamins, minerals and nutrition bars, which are primarily marketed through mass market and health food store distribution channels.

On October 28, 2005, we announced the formal name change of the company to Schiff Nutrition International, Inc. (previously Weider Nutrition International, Inc.). Shareholders approved the name change at our annual meeting held October 25, 2005.

During fiscal 2005 and continuing into the first half of fiscal 2006, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category and a continuing strong competitive environment for both branded and private label products. During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from customers, we discontinued certain private label (contract manufacturing) business. During the fiscal 2006 second quarter, raw material pricing in the joint care category decreased moderately and appears to have stabilized. While we believe the fiscal 2006 second half gross profit margin may improve from the fiscal 2006 first half, we anticipate that competitive retail pricing conditions and previous raw material purchase commitments will likely prevent near-term return to fiscal 2005 first half margin levels.

During the first half of fiscal 2006, we continued to provide selling and marketing support intended both to defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. During the fiscal 2005 second quarter, we launched our Lubriflex3™ product and supported the introduction with significant selling and marketing support, which continued into fiscal 2006. We believe our Move Free and Lubriflex3 net sales for fiscal 2005 and the first half of fiscal 2006 benefited from this support. At the end of our fiscal 2006 second quarter, we began to ship our new Move Free Advanced product, which we believe is an improved, more effective version of our existing Move Free product. During our fiscal 2006 third quarter, we will continue to introduce Move Free Advanced into certain accounts. In support of the launch of Move Free Advanced and other new joint care initiatives, we expect our selling and marketing support to increase significantly in the fiscal 2006 second half, as compared to the fiscal 2006 first half. Selling and marketing expenses may be low to mid-twenty percent of net sales for the second half of fiscal 2006.

Due to competitive conditions and other factors, we expect branded net sales for fiscal 2006 to reflect a modest increase, as compared to fiscal 2005. However, primarily due to the discontinuation of certain private label (contract manufacturing) business noted above, we expect a modest decrease in overall net sales.

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

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to WGN, a wholly-owned subsidiary of WHF. The terms of the transaction provided that we receive cash proceeds of approximately $12.9 million, and a note receivable for $1.1 million in exchange for assets relating to the domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

In connection with the sale of the Weider branded business, the parties also entered into two separate agreements (domestic and European) whereby we provide certain general and administrative, research and development, and logistics services to WGN for an annual fee. The term of the domestic service

Shortcut to QuickLinks

agreement is for a one year period, with an option by either party for one additional year. The parties have agreed to exercise the option for the second year. In connection with the fiscal 2006 first quarter sale of our Haleko Unit, the European service agreement was transferred to the purchaser of the Haleko Unit. We also received a license to use the Weider name for corporate purposes prior to transitioning to the new name for our company.

The operating results for our Haleko Unit and Weider branded business are reflected as discontinued operations in our condensed consolidated financial statements, including the notes thereto. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger's Milk and Fi-Bar brands, have been consolidated into our Schiff Specialty Unit. We believe our remaining Schiff Specialty Unit, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended November 30, 2005 Compared to Three Months
Ended November 30, 2004

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended
November 30, (dollars in thousands):
	2005		2004

Net sales	$35,456	100.0%	$44,268	100.0%
Cost of goods sold	24,246	68.4	28,225	63.8

Gross profit	11,210	31.6	16,043	36.2
Operating expenses:
Selling and marketing	6,060	17.1	6,142	13.9
General and administrative	4,081	11.5	3,369	7.6
Research and development	583	1.6	911	2.0
Amortization of intangible assets	5	—	6	—
Reimbursement of import costs	(908)	(2.5)	—	—
Total operating expenses	9,821	27.7	10,428	23.5

Income from operations	1,389	3.9	5,615	12.7
Other income (expense), net	305	0.9	(16)	—
Income tax expense	(89)	(0.3)	(2,155)	(4.9)

Income from continuing operations	$1,605	4.5%	$3,444	7.8%

Net Sales. Net sales decreased approximately 19.9% to $35.5 million for the fiscal 2006 second quarter, from $44.3 million for the fiscal 2005 second quarter. Overall, the decrease in net sales was primarily attributable to an expected decrease in private label sales. Private label sales were $6.5 million and $14.7 million, respectively, for the fiscal 2006 and 2005 second quarters. As a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from the customers, we discontinued certain private label (contract manufacturing) business during fiscal 2005 and early fiscal 2006. Net sales for the discontinued private label business amounted to approximately $9.0 million for the fiscal 2005 second quarter. Net sales for our continuing private label business increased by approximately $0.8 million, or 13.4%, quarter over quarter.

Aggregate branded net sales decreased approximately 1.9% to $29.0 million for the fiscal 2006 second quarter, from $29.5 million for the fiscal 2005 second quarter. A branded sales volume increase of approximately $1.8 million, or 5.0%, was more than offset by a $1.6 million increase in branded sales price reductions related to incremental promotional incentives and a $0.7 million net increase in allowances for potential product returns relating to the launch of Move Free Advanced. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  We are utilizing more price-discount like promotions in order to defend our products against the competition, including private label, and to ultimately increase our market share. Move Free net sales were $15.7 million and $16.6 million, respectively, for the fiscal 2006 and 2005 second quarters.

Shortcut to QuickLinks

Gross Profit. Gross profit decreased approximately 30.1% to $11.2 million for the fiscal 2006 second quarter, from $16.0 million for the fiscal 2005 second quarter. Gross profit, as a percentage of net sales, was 31.6% for the fiscal 2006 second quarter, compared to 36.2% for the fiscal 2005 second quarter. The decrease was primarily due to a $3.7 million increase in raw material costs, primarily associated with our joint care category business, and a $1.6 million increase in sales price reductions and allowances for product returns. The decrease was partially offset by an approximate $0.5 million increase due to a change in sales mix. As a result of previous purchase commitments, we anticipate that higher joint care raw material costs will continue to impact gross profit for the remainder of fiscal 2006.

Operating Expenses. Operating expenses decreased approximately 5.8% to $9.8 million for the fiscal 2006 second quarter, from $10.4 million for the fiscal 2005 second quarter. Operating expenses, as a percentage of net sales, were 27.7% and 23.5%, respectively, for the fiscal 2006 and 2005 second quarters. The fiscal 2006 second quarter includes approximately $0.9 million in reimbursements from suppliers of previously incurred costs associated with imported raw materials.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, remained relatively constant quarter over quarter. Selling and marketing expenses, as a percentage of net sales, increased to 17.1% for the fiscal 2006 second quarter, from 13.9% for the fiscal 2005 second quarter. The increase reflects the impact of the approximate $8.2 million quarter over quarter decrease in private label net sales for which promotional spending is nominal. In support of the launch of Move Free Advanced and other new joint care initiatives, we expect our selling and marketing support to increase significantly in the fiscal 2006 second half, as compared to the fiscal 2006 first half.

General and administrative expenses increased to $4.1 million for the fiscal 2006 second quarter, from $3.4 million for the fiscal 2005 second quarter, primarily due to the recognition of certain personnel related incentive costs.

Research and development costs decreased to approximately $0.6 million for the fiscal 2006 second quarter, from $0.9 million for the fiscal 2005 second quarter, primarily resulting from a decrease in contracted research relating to new product initiatives.

Other Income/Expense. Other income/expense, net, was $0.3 million income for the fiscal 2006 second quarter, compared to a nominal expense for the fiscal 2005 second quarter. We recognized approximately $0.3 million of incremental interest income for the fiscal 2006 second quarter resulting from an increase in cash and investment securities.

Provision for Income Taxes. Provision for income taxes was $0.1 million for the fiscal 2006 second quarter, compared to $2.2 million for the fiscal 2005 second quarter. During the fiscal 2006 second quarter, we reduced certain estimated contingent tax liabilities by approximately $0.2 million. Furthermore, income tax expense decreased approximately $0.4 million due to a reduction in our overall projected fiscal 2006 tax rate. As a result, our effective tax rate was 5.3% for the fiscal 2006 second quarter, compared to 38.5% for the fiscal 2005 second quarter.

Shortcut to QuickLinks

Results of Operations (unaudited)
Six Months Ended November 30, 2005 Compared to Six Months
Ended November 30, 2004

The following tables show comparative results for selected items as reported and as a percentage of net sales for the six months ended
November 30, (dollars in thousands):
	2005		2004

Net sales	$83,473	100.0%	$87,963	100.0%
Cost of goods sold	59,554	71.3	55,117	62.7

Gross profit	23,919	28.7	32,846	37.3
Operating expenses:
Selling and marketing	12,076	14.5	13,357	15.2
General and administrative	7,643	9.1	7,092	8.1
Research and development	1,311	1.6	1,814	2.0
Amortization of intangible assets	11	—	13	—
Reimbursement of import costs	(2,288)	(2.7)	—	—
Total operating expenses	18,753	22.5	22,276	25.3

Income from operations	5,166	6.2	10,570	12.0
Other income (expense), net	2,254	2.7	(186)	(0.2)
Income tax expense	(823)	(1.0)	(3,997)	(4.5)

Income from continuing operations	$6,597	7.9%	$6,387	7.3%

Net Sales. Net sales decreased approximately 5.1% to $83.5 million for the six months ended November 30, 2005, from $88.0 million for the six months ended November 30, 2004. Overall, the decrease in net sales was primarily attributable to an expected decrease in private label sales, partially offset by an increase in branded joint care category sales. Private label sales were $16.7 million and $26.1 million, respectively, for the six months ended November 30, 2005 and 2004. As a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from the customers, we discontinued certain private label (contract manufacturing) business during fiscal 2005 and early fiscal 2006. Net sales for the discontinued private label business amounted to approximately $1.7 million and $14.7 million, respectively, for the six months ended November 30, 2005 and 2004. Net sales for our continuing private label business increased approximately 31.1% to $15.0 million for the six months ended November 30, 2005, from $11.4 million for the six months ended November 30, 2004.

Aggregate branded net sales increased 8.0% to $66.8 million for the six months ended November 30, 2005, from $61.9 million for the six months ended November 30, 2004. Branded joint care product sales volume, including Lubriflex3 results, increased approximately $8.4 million, or 13.8%, which more than offset a $3.3 million increase in sales price reductions associated with branded sales. Move Free net sales were $39.6 million and $36.5 million, respectively, for the six months ended November 30, 2005 and 2004.

Gross Profit. Gross profit decreased approximately 27.2% to $23.9 million for the six months ended November 30, 2005, from $32.8 million for the six months ended November 30, 2004. Gross profit, as a percentage of net sales, was 28.7% and 37.3%, respectively, for the six months ended November 30, 2005 and 2004. The decrease was primarily due to a $9.2 million increase in raw material costs, primarily associated with our joint care category business, and a $2.9 million increase in sales price reductions. The decrease was partially offset by an approximate $3.2 million increase due to a change in sales mix.

Operating Expenses. Operating expenses decreased approximately 15.8% to $18.8 million for the six months ended November 30, 2005, from $22.3 million for the six months ended November 30, 2004. Operating expenses, as a percentage of net sales, were 22.5% and 25.3%, respectively, for the six months ended November 30, 2005 and 2004. The fiscal 2006 six month results include approximately $2.3 million in reimbursements from suppliers of previously incurred costs associated with imported raw materials.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $12.1 million for the six months ended November 30, 2005, from $13.4 million for the six months ended November 30, 2004. Selling and marketing expenses, as a percentage of net sales, were 14.5% and 15.2%, respectively, for the six months ended November 30, 2005 and 2004. The decrease, primarily due to a $2.9 million increase in

Shortcut to QuickLinks

price discount-like promotional costs classified as a reduction of sales, was partially offset by the impact of the approximate $9.4 million decrease in private label sales for which promotional spending is nominal. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction. We are utilizing more price-discount like promotions in order to defend our products against the competition, including private label, and to ultimately increase our market share.

General and administrative expenses increased to $7.6 million for the six months ended November 30, 2005, from $7.1 million for the six months ended November 30, 2004. An increase in personnel related costs of approximately $1.6 million, including severance expenses of approximately $0.4 million and the recognition of certain incentive costs, was partially offset by a reduction in legal related costs.

Research and development costs decreased to approximately $1.3 million for the six months ended November 30, 2005, from $1.8 million for the six months ended November 30, 2004, primarily resulting from a decrease in contracted research relating to new product initiatives.

Other Income/Expense. Other income/expense, net, was $2.3 million income for the six months ended November 30, 2005, compared to $0.2 million expense for the six months ended November 30, 2004. We recognized approximately $0.7 million of incremental interest income for the six months ended November 30, 2005 resulting from an increase in cash and investment securities. Interest expense decreased as a result of a reduction in financing fees under the current credit facility. Finally, as a result of the recent divestitures of our Haleko and Weider businesses, certain international operating entities were substantially liquidated. Accordingly, we recognized a net non-taxable foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders’ equity, of approximately $1.6 million during the six months ended November 30, 2005.

Provision for Income Taxes. Provision for income taxes was $0.8 million for the six months ended November 30, 2005, compared to $4.0 million for the six months ended November 30, 2004. In addition to the non-taxable net foreign currency translation gain noted in "Other Income/Expense" above, the fiscal 2006 first quarter sale of the Haleko Unit resulted in the recognition of a gain under Internal Revenue Code Section 987 ("Section 987"). We reduced our estimated deferred tax liability for Section 987 obligations by approximately $0.8 million, which is reflected as a decrease in income tax expense for the six months ended November 30, 2005. As a result of these unusual items, and the impact of significant tax-exempt interest income, our effective tax rate was 11.1% for the six months ended November 30, 2005, compared to 38.5% for the six months ended November 30, 2004.

Liquidity and Capital Resources

Working capital increased approximately $13.6 million to $79.6 million at November 30, 2005, from $66.0 million at May 31, 2005, primarily represented by an increase in cash and investment securities due to the sale of our Haleko Unit and fiscal 2006 six month net earnings.

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

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Weider Nutrition Group, Inc. ("WNG"), a new $25.0 million revolving credit facility (the "New Credit Facility") with KeyBank National Association, as Agent. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants and certain restrictions. Our obligations under the New Credit Facility are secured by a first priority security interest on all of the capital stock of WNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to the lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the New Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate, and the New Credit Facility matures on June 30, 2007, with options for one-year extensions under certain circumstances. The New Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At November 30, 2005, there were no amounts outstanding and $25.0 million was available under the New Credit Facility.

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

Shortcut to QuickLinks

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

Except as noted below, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

A summary of our outstanding contractual obligations at November 30, 2005 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$16,980	$2,248	$4,683	$4,657	$5,392
Purchase obligations	14,629	14,629	—	—	—
Debt obligations, including interest	984	984	—	—	—

Total obligations	$32,593	$17,861	$4,683	$4,657	$5,392

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

●
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory valuation adjustments did not materially impact our gross profit for the six months ended November 30, 2005 and 2004. At November 30, 2005 and May 31, 2005, our inventory valuation allowance amounted to approximately $0.9 million and $2.2 million, respectively. The reduction in inventory valuation allowances resulted primarily from the sale of our Haleko Unit. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of approximately $0.7 million and $0.4 million, respectively, for the six months ended November 30, 2005 and 2004. At November 30, 2005 and May 31, 2005, our allowance for doubtful accounts, sales returns and discounts amounted to approximately $4.6 million and $4.8 million, respectively. The reduction, which is net of the $0.7 million increase noted above, resulted primarily from the sale of our Haleko Unit. Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

Shortcut to QuickLinks

●
We currently have deferred tax assets resulting from certain loss carry forwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent that it is more likely than not that future operations will not generate sufficient profit to utilize the loss carry forwards, valuation allowances are established. At November 30, 2005 and May 31, 2005, our deferred tax asset valuation allowances, primarily relating to foreign net operating loss and tax credit carry forwards, amounted to approximately $1.0 million and $2.8 million, respectively. The reduction resulted from the sale of our Haleko Unit.

●
We have certain intangible assets, primarily consisting of goodwill. The determination of whether or not goodwill is impaired involves significant judgment. Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

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

Forward-Looking Statements

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

Important factors that may affect our future performance or cause these forward-looking statements to be false include, but are not limited to the following.

Dependence on Significant Customers. Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 71% and 72%, respectively, of our total net sales (after giving effect to the divestitures of our Weider branded business and Haleko Unit) for the six months ended November 30, 2005 and 2004. Due to the divestitures of our Weider branded business and Haleko Unit, the concentration in these customers for our remaining operations has increased. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, could have a material adverse effect on our results of operations and financial condition. We do not have supply contracts with either Costco or Wal-Mart and therefore we cannot assure you that Costco and/or Wal-Mart will continue to be significant customers.

Dependence on Individual Products and Product Lines. Certain products and product lines account for a significant amount of our total net sales. Net sales for our Schiff Move Free brand were approximately 47% and 41%, respectively, of our total net sales (after giving effect to the divestitures of our Weider branded business and Haleko Unit) for the six months ended November 30, 2005 and 2004. Due to the divestitures of our Weider branded business and Haleko Unit, our concentration in this brand and the joint care category has increased. We cannot assure you that Schiff Move Free or other of our products currently experiencing strong popularity and growth will maintain sales levels over time. In support of the launch of our new Move Free Advanced product and other new joint care initiatives, we expect our selling and marketing support to increase significantly in the fiscal 2006 second half, as compared to the fiscal 2006 first half. The inability to successfully implement the marketing and spending programs or strategic initiatives in support of Schiff Move Free Advanced and other branded products could have a material adverse effect on our results of operations and financial condition.

Shortcut to QuickLinks

Availability and Cost of Raw Materials. We obtain all of our raw materials for the manufacture of our products from third parties. A significant portion of our raw materials relates to our joint care category. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay or that meet our quality standards and labeling requirements. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products. During fiscal 2005 and continuing into the first half of fiscal 2006, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category and a continuing strong competitive environment. During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from customers, we discontinued certain private label (contract manufacturing) business. During the fiscal 2006 second quarter, raw material pricing in the joint care category decreased moderately and appears to have stabilized. As a result of previous purchase commitments, we anticipate that higher joint care raw material costs will continue to impact gross profit for at least the remainder of fiscal 2006.

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

Dependence on New Products. We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products. Although we seek to introduce additional products each year, the success of new products is subject to a number of variables, including developing products that will appeal to customers and comply with applicable regulations. For example, if we are unable to successfully launch and/or gain distribution for Schiff Move Free Advanced, other product enhancements or new product offerings, our results of operations could suffer. We cannot assure you that our efforts to develop and introduce new products or existing product innovations will be successful, or that customers will accept new products.

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

Risks of Competition. The market for the sale of nutritional supplements is highly competitive. Certain of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories, also create significant competition with our products. Pricing pressure could adversely affect our ability to pass on raw material price increases to customers and negatively impact our financial performance, as shown by the recent increases in our joint product raw material costs. During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from customers, we discontinued certain private label (contract manufacturing) business. Increased competition from competitors, including private label, or increased pricing pressure, could have a material adverse effect on our results of operations and financial condition.

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

Shortcut to QuickLinks

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

Impact of Government Regulation on Our Operations. Our operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the Food and Drug Administration ("FDA") and Federal Trade Commission ("FTC"). Among other matters, government regulation covers statements and claims made in connection with the packaging, labeling, marketing and advertising of our products. Governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties or commencing criminal prosecution. As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs. We cannot assure you that we will not have to make such changes or revisions in the future, which changes or revisions could have a material adverse effect on our results of operations and financial condition.

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

Shortcut to QuickLinks

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

Shortcut to QuickLinks

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A Common Stock during the fiscal 2006 second quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

September 1 - September 30	—	—	—	—

October 1 - October 31	2,612(1)	$ 5.29	—	—

November 1 - November 30	—	—	—	—

Total	2,612	$ 5.29	—	—

(1) Repurchase of these shares was to satisfy employee tax withholding obligations due upon vesting of restricted shares. See Note 1 to the Notes to Condensed Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on October 25, 2005 for the following purposes:

Proposal 1: Election of our Board of Directors.
	For	Withheld Authority
Eric Weider	154,130,658	5,214,554
George F. Lengvari	154,120,258	5,224,954
Bruce J. Wood	154,063,541	5,281,671
Ronald L. Corey	155,590,492	3,754,720
Roger H. Kimmel	154,120,258	5,224,954
Brian P. McDermott	155,590,392	3,754,820
H.F. Powell	155,543,607	3,801,605

Proposal 2: Approval of the Amendment to our Amended and Restated Certificate of Incorporation to change our company name from Weider Nutrition International, Inc. to Schiff Nutrition International, Inc.

For	Against	Abstentions
155,657,648	2,868,819	818,745

ITEM 5.	OTHER INFORMATION

Not applicable

Shortcut to QuickLinks

ITEM 6.	EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (12)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (1)
4.1.	Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (2)
10.1.	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (1)
10.2.	Agreement by and between Joseph Weider and Weider Health and Fitness. (1)
10.3.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (1)
10.4.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (1)
10.5.	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Limited. (1)
10.6.	Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (3)*
10.7.	Form Agreement between Weider Nutrition Group, Inc. and certain of its executives. (3)*
10.8.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (4)
10.9.	Employment Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (5)*
10.10.	Consulting Agreement between Weider Nutrition Group, Inc. and Gustin Foods, LLC dated as of February 1, 2004. (6)
10.11.	Weider Nutrition International, Inc. 2004 Incentive Award Plan. (7)
10.12.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (8)
10.13.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (8)
10.14.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (8)
10.15.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (8)
10.16.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (9)
10.17.	Form of Indemnification Agreement between Weider Nutrition Group, Inc. and certain of its executives and directors. (10)*
21.1.	Subsidiaries of Schiff Nutrition International, Inc. (11)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (12)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (12)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (12)

(1)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
(2)	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(3)	Previously filed in the Company's Annual Report on Form 10-K filed on August 28, 2003 and incorporated herein by reference.
(4)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(5)	Previously filed in the Company's Annual Report on Form 10-K filed on August 29, 2002 and incorporated herein by reference.
(6)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(7)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(8)	Previously filed in the Company's Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(9)	Previously filed in the Company's Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(10)	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company's Annual Report on Form 10-K filed on August 29, 2005 and incorporated herein by reference.
(12)	Filed herewith.

*	Management contract.

Shortcut to QuickLinks

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: January 17, 2006	By:	/s/ BRUCE J. WOOD
Bruce J. Wood
President, Chief Executive Officer and Director

Date: January 17, 2006	By:	/s/ JOSEPH W. BATY
Joseph W. Baty
Executive Vice President and Chief Financial Officer

SCHIFF NUTRITION INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (3 month)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (6 month)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND OTHER MATTERS
2.	INVESTMENT SECURITIES
3.	RECEIVABLES, NET
4.	INVENTORIES
5.	GOODWILL AND INTANGIBLE ASSETS, NET
6.	ACCRUED EXPENSES
7.	CONCENTRATION RISK
8.	COMMITMENTS AND CONTINGENCIES
9.	RECENTLY ISSUED ACCOUNTING STANDARDS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-	General
●	Results of Operations (unaudited) (3 month)
●	Results of Operations (unaudited) (6 month)
-	Liquidity And Capital Resources
-	Critical Accounting Policies And Estimates
-	Impact Of Inflation
-	Seasonality
-	Forward Looking Statements
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

SIGNATURES

EXHIBIT 3.1 - CERTIFICATE OF INCORPORATION

EXHIBIT 31.1 - CERTIFICATION OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.2 - CERTIFICATION OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1 - CEO AND CFO CERTIFICATIONS PURSUANT TO SECTION 902 OF THE SARBANES-OXLEY ACT OF 2002