Form 10-Q
period 2006-02-28
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2006-04-14
CIK 1022368

Back to Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ❑           Accelerated Filer ❑           Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☒

The number of shares outstanding of the Registrant’s Class A and Class B common stock is 26,509,174 (as of April 1, 2006).

Back to Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 28, 2006	May 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,315	$11,358
Investment securities	34,748	24,212
Trade and other receivables, net	17,992	29,300
Inventories	20,864	32,419
Prepaid expenses and other	2,536	4,297
Deferred taxes, net	2,750	2,857

Total current assets	106,205	104,443

Property and equipment, net	12,841	16,714

Other assets:
Goodwill	4,346	4,346
Intangible assets, net	6	23
Deposits and other assets	514	1,310
Deferred taxes, net	—	1,430

Total other assets	4,866	7,109

Total assets	$123,912	$128,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,995	$16,566
Accrued expenses	12,069	13,577
Short-term debt	245	3,020
Income taxes payable	—	5,268

Total current liabilities	22,309	38,431

Deferred taxes, net	1,501	—

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,535,526 and 11,309,910	115	113
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	87,468	86,857
Deferred compensation costs	(204)	(366)
Other accumulated comprehensive income	—	167
Retained earnings	12,573	2,914

Total stockholders’ equity	100,102	89,835

Total liabilities and stockholders’ equity	$123,912	$128,266

See notes to condensed consolidated financial statements.

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended February 28,
	2006	2005

Net sales	$49,641	$45,185

Cost of goods sold	32,709	30,988

Gross profit	16,932	14,197

Operating expenses:
Selling and marketing	8,527	7,736
General and administrative	3,609	2,882
Research and development	667	689
Amortization of intangible assets	6	7
Reimbursement of import costs	(125)	—

Total operating expenses	12,684	11,314

Income from operations	4,248	2,883

Other income (expense):
Interest income	547	115
Interest expense	(53)	(43)
Other, net	8	(35)

Total other income, net	502	37

Income from continuing operations before income taxes	4,750	2,920
Income tax expense	1,561	1,124

Income from continuing operations	3,189	1,796
Loss from discontinued operations, net of income taxes	—	(577)

Net income	$3,189	$1,219

Weighted average shares outstanding:
Basic	26,336,274	25,764,664
Diluted	27,044,012	26,583,336

Net income per share-basic and diluted:
Income from continuing operations	$0.12	$0.07
Loss from discontinued operations	—	(0.02)

Net income	$0.12	$0.05

Comprehensive income	$3,189	$1,255

See notes to condensed consolidated financial statements.

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Nine Months Ended February 28,
	2006	2005

Net sales	$133,114	$133,148

Cost of goods sold	92,263	86,105

Gross profit	40,851	47,043

Operating expenses:
Selling and marketing	20,603	21,093
General and administrative	11,252	9,974
Research and development	1,978	2,503
Amortization of intangible assets	17	20
Reimbursement of import costs	(2,413)	—

Total operating expenses	31,437	33,590

Income from operations	9,414	13,453

Other income (expense):
Interest income	1,322	212
Interest expense	(129)	(225)
Foreign currency translation	1,584	—
Other, net	(21)	(136)

Total other income (expense), net	2,756	(149)

Income from continuing operations before income taxes	12,170	13,304
Income tax expense	2,384	5,121

Income from continuing operations	9,786	8,183
Income (loss) from discontinued operations, net of income taxes	(127)	188

Net income	$9,659	$8,371

Weighted average shares outstanding:
Basic	26,229,774	25,743,251
Diluted	26,894,878	26,544,561

Net income per share-basic:
Income from continuing operations	$0.37	$0.32
Income from discontinued operations	—	0.01

Net income	$0.37	$0.33

Net income per share-diluted:
Income from continued operations	$0.36	$0.31
Income from discontinued operations	—	0.01

Net income	$0.36	$0.32

Comprehensive income	$9,492	$8,704

See notes to condensed consolidated financial statements.

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

	Nine Months Ended February 28,
	2006	2005
Cash flows from operating activities:
Net income	$9,659	$8,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	—	(69)
Deferred taxes	3,038	4,648
Depreciation and amortization	2,240	4,057
Foreign currency translation	(1,584)	—
Amortization of financing fees	41	128
Amortization of deferred compensation costs	117	148
Other	23	(25)
Changes in operating assets and liabilities:
Receivables	(1,551)	3,578
Inventories	3,513	(3,329)
Prepaid expenses and other	517	(205)
Deposits and other assets	(115)	276
Accounts payable	1,911	2,670
Accrued expenses	1,958	(3,260)
Income taxes	(5,975)	558

Net cash provided by operating activities	13,792	17,546

Cash flows from investing activities:
Purchase of property and equipment	(1,755)	(1,677)
Purchase of intangibles	—	(7)
Proceeds from sale of property and equipment and assets held for sale	4	926
Proceeds from sale of Haleko Unit, net (Note 1)	13,683	—
Purchase of investment securities	(38,330)	—
Proceeds from sale of investment securities	27,794	—
Collection of notes receivable	450	—

Net cash provided by (used in) investing activities	1,846	(758)

Cash flows from financing activities:
Issuance of common stock from exercise of options	801	66
Acquisition and retirement of common stock	(143)	(108)
Proceeds from debt	1,693	2,561
Payments on debt	(1,949)	(2,100)

Net cash provided by financing activities	402	419

Effect of exchange rate changes on cash	(83)	263

Increase in cash and cash equivalents	15,957	17,470
Cash and cash equivalents, beginning of period	11,358	7,449

Cash and cash equivalents, end of period	$27,315	$24,919

See notes to condensed consolidated financial statements.

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) do not include all disclosures provided in our annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2005 as filed with the Securities and Exchange Commission (“SEC”). The May 31, 2005 consolidated balance sheet, included herein, was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

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

On October 28, 2005, we announced the formal name change of the Company to Schiff Nutrition International, Inc. (previously Weider Nutrition International, Inc.). Our shareholders approved the name change at our annual meeting held October 25, 2005.

On June 17, 2005, we announced the sale of our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for approximately $15,089 in cash. The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko business. In connection with the sale, we incurred transaction related costs of approximately $687 and relinquished cash of approximately $719. The transaction closed on June 17, 2005, with an effective date of May 1, 2005 (the first day of Haleko’s fiscal year 2006). The impact of the sale on fiscal 2006 first quarter operating income was not material.

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business, domestically and internationally, to Weider Global Nutrition, LLC (“WGN”), a wholly-owned subsidiary of WHF. The terms of the transaction provided for a cash payment of $12,877, and a note receivable for $1,100 in exchange for assets relating to the domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to the international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

In connection with the sale of the Weider branded business, we also entered into two separate agreements (domestic and European) whereby we agreed to provide certain general and administrative, research and development, and logistics services to WGN for an annual fee. The domestic service agreement provided for a one year term, with an option by either party to extend the term for one additional year. The parties exercised this option for the second year and have further extended the term of the agreement through March 1, 2008. In connection with the sale of our Haleko Unit, the European service agreement was transferred to the purchaser of the Haleko Unit. We also received a license to use the Weider name for corporate purposes prior to transitioning to the new name for our company.

The operating results for our Haleko Unit and Weider branded business are reflected as discontinued operations in our condensed consolidated financial statements, including the notes thereto. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger’s Milk® and Fi-Bar® brands, have been consolidated into our Schiff® Specialty Unit. We believe our remaining Schiff Specialty Unit, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

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

Back to Index

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

We disclose the effect of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) on a proforma basis and continue to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) (as permitted by SFAS No. 123) as it relates to stock-based compensation. See Note 9, “Recently Issued Accounting Standards,” regarding our accounting for stock-based compensation in future periods.

Proforma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, and has been determined as if we had accounted for our employee stock options under the fair-value method of SFAS No. 123. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. Our proforma net income and net income per share are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005

Net income, as reported	$3,189	$1,219	$9,659	$8,371
Deduct stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(80)	(86)	(232)	(299)

Net income, proforma	$3,109	$1,133	$9,427	$8,072

Basic net income per share, as reported	$0.12	$0.05	$0.37	$0.33
Diluted net income per share, as reported	0.12	0.05	0.36	0.32
Basic net income per share, proforma	0.12	0.04	0.37	0.31
Diluted net income per share, proforma	0.11	0.04	0.35	0.30

2.	INVESTMENT SECURITIES

Investment securities at fair value, which approximates unamortized cost, consist of the following:

	February 28, 2006	May 31, 2005

State and municipality debt securities	$22,330	$12,112
Corporate debt securities	8,718	5,600
Corporate equity securities	3,700	6,500

Total	$34,748	$24,212

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

All securities are available for immediate sale. Contractual maturities of aggregate debt securities at February 28, 2006 are as follows:

Less than one year	$—
One to five years	300
Over five years	30,748

$31,048

Proceeds from the sale of investment securities, which approximated the unamortized cost of the securities sold, totaled $27,794 for the nine months ended February 28, 2006.

3.	TRADE AND OTHER RECEIVABLES, NET

Trade and other receivables, net, consist of the following:

	February 28, 2006	May 31, 2005

Trade accounts	$21,146	$32,886
Income taxes	760	—
Income tax refund due from WHF	361	361
Current portion of note receivable due from WGN	550	600
Other	261	215

	23,078	34,062
Less allowances for doubtful accounts, sales returns and discounts	(5,086)	(4,762)

Total	$17,992	$29,300

4.	INVENTORIES

Inventories consist of the following:

	February 28, 2006	May 31, 2005

Raw materials	$10,345	$11,419
Work in process	1,765	1,887
Finished goods	8,754	19,113

Total	$20,864	$32,419

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	February 28, 2006			May 31, 2005
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$5,479	$(5,473)	$6	$5,479	$(5,456)	$23

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

Estimated amortization expense, assuming no changes in our intangible assets, is $23 for fiscal 2006 and zero thereafter.

The carrying amount of goodwill did not change during the first nine months of fiscal 2006 or during fiscal 2005.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28, 2006	May 31, 2005

Accrued personnel related costs	$3,590	$4,564
Accrued promotional costs	5,738	3,927
Other	2,741	5,086

Total	$12,069	$13,577

7.	CONCENTRATION RISK

The combined net sales to our two largest customers, are significant. As a result of recent divestitures (see Note 1), our concentration risk has increased. At February 28, 2006, and May 31, 2005, respectively, amounts due from Customer A represented approximately 35% and 21% and amounts due from Customer B represented approximately 27% and 15% of total trade accounts receivable. For the nine months ended February 28, 2006 and 2005, respectively, Customer A accounted for approximately 32% and 40% and Customer B accounted for approximately 39% and 33% of total net sales. Net sales of our Schiff Move Free® brand accounted for approximately 48% and 41%, respectively, of total net sales for the nine months ended February 28, 2006 and 2005.

8.	COMMITMENTS AND CONTINGENCIES

We are currently named as a defendant in one lawsuit alleging that consumption of certain of our discontinued products containing ephedra caused or contributed to injuries and damages. We dispute the allegations, and are opposing the lawsuit. This case is not covered by insurance.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, (“SFAS No. 151”), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as a current-period expense. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The inventory costing provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123R requires that costs resulting from all share-based payment transactions, transactions in which an entity exchanges its equity instruments for goods or services, be recognized in the financial statements. Costs resulting from all share-based payment transactions will be determined by applying a fair-value-based measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The recognition and measurement provisions of SFAS No. 123R are effective for all share-based payment transactions entered into during fiscal years beginning after June 15, 2005. Effective March 1, 2006, we adopted the recognition and measurement provisions of SFAS No. 123R using the modified prospective method. As a

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

result, we will recognize compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that are outstanding at March 1, 2006. The adoption of SFAS No. 123R is not expected to have a material adverse effect on our results of operations and financial condition for stock awards granted prior to the date of adoption.

10.	SUBSEQUENT EVENT

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to the Company’s 2004 Incentive Award Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”). On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees. Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements. The Units will vest, if at all, based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008. The performance criteria upon which the Units may vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital. The grant date fair value of each Unit was $5.11. Recognition of compensation cost relating to the grant will begin in the fiscal 2006 fourth quarter and will be based on a periodic assessment of the probability that the performance criteria will be achieved.

Back to Index

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

General

Schiff Nutrition International, Inc. (formerly Weider Nutrition International, Inc.) develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff® and Tiger’s Milk®, primarily consists of specialty supplements, vitamins, minerals and nutrition bars, which are marketed primarily through mass market and health food store distribution channels.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to the Company’s 2004 Incentive Award Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”). On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees. Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements. The Units will vest, if at all, based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008. The performance criteria upon which the Units may vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital. The grant date fair value of each Unit was $5.11. Recognition of compensation cost relating to the grant will begin in the fiscal 2006 fourth quarter and will be based on a periodic assessment of the probability that the performance criteria will be achieved.

On October 28, 2005, we announced the formal name change of the Company to Schiff Nutrition International, Inc. (previously Weider Nutrition International, Inc.). Our shareholders approved the name change at our annual meeting held October 25, 2005.

During fiscal 2005 and continuing through the first nine months of fiscal 2006, we experienced margin volatility due to several factors, including significant raw material pricing changes in the joint care category and a continuing strong competitive environment for both branded and private label products. During fiscal 2005 and early fiscal 2006, as a result of raw material pricing increases and the inability to secure acceptable price increases from our customers, we discontinued certain private label (contract manufacturing) business. During the fiscal 2006 second and third quarters, raw material pricing in the joint care category decreased and appears to have stabilized. While we believe the fiscal 2006 fourth quarter gross profit margin may continue to improve compared to the fiscal 2006 third quarter, competitive retail pricing conditions may negatively impact long-term margin levels.

During the first nine months of fiscal 2006, we continued to provide selling and marketing support intended both to defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. During the fiscal 2005 second quarter, we launched our Lubriflex3™ product and supported the introduction with significant selling and marketing support, which continued into fiscal 2006. We believe our joint care category net sales for fiscal 2005 and the first nine months of fiscal 2006 benefited from this support. At the end of our fiscal 2006 second quarter, we began to ship our new Move Free Advanced product, which we believe is an improved, more effective version of our existing Move Free product. During our fiscal 2006 third quarter, we continued to introduce Move Free Advanced into many of our accounts. In support of the launch of Move Free Advanced and other new joint care initiatives, we expect our selling and marketing expenses as a percentage of net sales to increase significantly in the fiscal 2006 fourth quarter, as compared to the 17.2% of net sales for the fiscal 2006 third quarter.

On June 17, 2005, we announced the sale of our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for approximately $15.1 million in cash. The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko business. In connection with the sale, we incurred transaction related costs of approximately $0.7 million and relinquished cash of approximately $0.7 million. The transaction closed on June 17, 2005, with an effective date of May 1, 2005 (the first day of Haleko’s fiscal year 2006). The impact of the sale on fiscal 2006 first quarter operating income was not material.

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business, domestically and internationally, to WGN, a wholly-owned subsidiary of WHF. The terms of the transaction provided for a cash payment of approximately $12.9 million, and a note receivable for $1.1 million in

Back to Index

exchange for assets relating to the domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

In connection with the sale of the Weider branded business, we also entered into two separate agreements (domestic and European) whereby we agreed to provide certain general and administrative, research and development, and logistics services to WGN for an annual fee. The domestic service agreement provided for a one year term, with an option by either party to extend the term for one additional year. The parties exercised this option for the second year and have further extended the term of the agreement through March 1, 2008. In connection with the sale of our Haleko Unit, the European service agreement was transferred to the purchaser of the Haleko Unit. We also received a license to use the Weider name for corporate purposes prior to transitioning to the new name for our company.

The operating results for our Haleko Unit and Weider branded business are reflected as discontinued operations in our condensed consolidated financial statements, including the notes thereto. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger’s Milk and Fi-Bar brands, have been consolidated into our Schiff Specialty Unit. We believe our remaining Schiff Specialty Unit, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended February 28, 2006 Compared to Three Months
Ended February 28, 2005

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended February 28, (dollars in thousands):
	2006		2005

Net sales	$49,641	100.0%	$45,185	100.0%
Cost of goods sold	32,709	65.9	30,988	68.6

Gross profit	16,932	34.1	14,197	31.4
Operating expenses:
Selling and marketing	8,527	17.2	7,736	17.1
General and administrative	3,609	7.3	2,882	6.4
Research and development	667	1.3	689	1.5
Amortization of intangible assets	6	—	7	—
Reimbursement of import costs	(125)	(0.3)	—	—
Total operating expenses	12,684	25.5	11,314	25.0

Income from operations	4,248	8.6	2,883	6.4
Other income, net	502	1.0	37	—
Income tax expense	(1,561)	(3.2)	(1,124)	(2.4)

Income from continuing operations	$3,189	6.4%	$1,796	4.0%

Net Sales. Net sales increased approximately 9.9% to $49.6 million for the fiscal 2006 third quarter, from $45.2 million for the fiscal 2005 third quarter. Overall, the increase in net sales was primarily attributable to an increase in branded net sales, partially offset by an expected decrease in private label sales.

Aggregate branded net sales increased approximately 29.0% to $42.1 million for the fiscal 2006 third quarter, from $32.7 million for the fiscal 2005 third quarter. The branded sales volume increase of approximately $10.9 million, or 25.5%, was partially offset by a $1.3 million increase in branded sales price reductions related to incremental promotional incentives and a $0.2 million increase in allowances for potential product returns. Classification of promotional costs as a sales reduction is

Back to Index

required when the promotion effectively represents a price reduction. We are utilizing more price-discount like promotions directed towards defending our products against the competition, including private label, and ultimately increasing our market share. Move Free net sales were $24.9 million and $17.7 million, respectively, for the fiscal 2006 and 2005 third quarters.

Private label sales were $7.5 million and $12.5 million, respectively, for the fiscal 2006 and 2005 third quarters. During fiscal 2005 and early fiscal 2006, as a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from the customers, we discontinued certain private label (contract manufacturing) business. Net sales for the discontinued private label business amounted to approximately $6.2 million for the fiscal 2005 third quarter. Net sales for our continuing private label business increased by approximately $1.2 million, or 19.2%, quarter over quarter.

Gross Profit. Gross profit increased approximately 19.3% to $16.9 million for the fiscal 2006 third quarter, from $14.2 million for the fiscal 2005 third quarter. Gross profit, as a percentage of net sales, was 34.1% for the fiscal 2006 third quarter, compared to 31.4% for the fiscal 2005 third quarter. The percentage increase was primarily attributable to an approximate $2.2 million increase from higher margin joint category branded sales coupled with a decrease in raw material costs, partially offset by a $1.0 million increase in sales price reductions, free goods and allowances for product returns. While we believe the fiscal 2006 fourth quarter gross profit margin may continue to improve compared to the fiscal 2006 third quarter, competitive retail pricing conditions may negatively impact long-term gross margin levels.

Operating Expenses. Operating expenses increased approximately 12.1% to $12.7 million for the fiscal 2006 third quarter, from $11.3 million for the fiscal 2005 third quarter. Operating expenses, as a percentage of net sales, were 25.5% and 25.0%, respectively, for the fiscal 2006 and 2005 third quarters. The fiscal 2006 third quarter operating expenses include approximately $0.1 million in reimbursements from suppliers of previously incurred costs associated with imported raw materials.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased approximately 10.2% to $8.5 million for the fiscal 2006 third quarter, from $7.7 million for the fiscal 2005 third quarter, primarily as a result of increased promotional spending in support of incremental sales volume. Selling and marketing expenses, as a percentage of net sales, remained relatively constant at 17.2% and 17.1%, respectively, for the fiscal 2006 and 2005 third quarters. In support of the launch of Move Free Advanced and other joint care initiatives, we expect our selling and marketing expenses as a percentage of net sales to increase significantly in the fiscal 2006 fourth quarter, as compared to the spending level during the fiscal 2006 third quarter.

General and administrative expenses increased to $3.6 million for the fiscal 2006 third quarter, from $2.9 million for the fiscal 2005 third quarter, primarily due to the recognition of incremental management annual incentive program costs. Research and development costs remained relatively constant quarter over quarter.

Other Income/Expense. Other income/expense, net, was $0.5 million income for the fiscal 2006 third quarter, compared to nominal income for the fiscal 2005 third quarter. We recognized approximately $0.4 million of incremental interest income for the fiscal 2006 third quarter resulting from an increase in cash and investment securities.

Provision for Income Taxes. Provision for income taxes was $1.6 million for the fiscal 2006 third quarter, compared to $1.1 million for the fiscal 2005 third quarter. During the fiscal 2006 third quarter, we reduced certain valuation allowances relating to capital loss carry forwards by approximately $0.5 million. Furthermore, income tax expense increased approximately $0.2 million due to an increase in our overall projected fiscal 2006 tax rate. As a result of these items, and the favorable impact of tax-exempt interest income, our effective tax rate was 32.9% for the fiscal 2006 third quarter, compared to 38.5% for the fiscal 2005 third quarter.

Back to Index

Results of Operations (unaudited)
Nine Months Ended February 28, 2006 Compared to Nine Months
Ended February 28, 2005

The following tables show comparative results for selected items as reported and as a percentage of net sales for the nine months ended February 28, (dollars in thousands):

	2006		2005

Net sales	$133,114	100.0%	$133,148	100.0%
Cost of goods sold	92,263	69.3	86,105	64.7

Gross profit	40,851	30.7	47,043	35.3
Operating expenses:
Selling and marketing	20,603	15.5	21,093	15.8
General and administrative	11,252	8.4	9,974	7.5
Research and development	1,978	1.5	2,503	1.9
Amortization of intangible assets	17	—	20	—
Reimbursement of import costs	(2,413)	(1.8)	—	—
Total operating expenses	31,437	23.6	33,590	25.2

Income from operations	9,414	7.1	13,453	10.1
Other income (expense), net	2,756	2.1	(149)	(0.1)
Income tax expense	(2,384)	(1.8)	(5,121)	(3.9)

Income from continuing operations	$9,786	7.4%	$8,183	6.1%

Net Sales. Net sales remained relatively constant at $133.1 million for the nine months ended February 28, 2006 and 2005. An increase in aggregate branded net sales, primarily in our joint care category, was offset by an expected decrease in private label sales.

Aggregate branded net sales increased 15.2% to $109.0 million for the nine months ended February 28, 2006, from $94.6 million for the nine months ended February 28, 2005. Branded joint care product sales volume, including Lubriflex3 results, increased approximately $18.4 million, or 18.8%, which more than offset a $4.6 million increase in sales price reductions and a $0.4 million increase in allowances for potential product returns associated with branded sales. Move Free net sales were $64.5 million and $54.2 million, respectively, for the nine months ended February 28, 2006 and 2005.

Private label sales were $24.2 million and $38.6 million, respectively, for the nine months ended February 28, 2006 and 2005. During fiscal 2005 and early fiscal 2006, as a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from the customers, we discontinued certain private label (contract manufacturing) business. Net sales for the discontinued private label business amounted to approximately $1.7 million and $20.9 million, respectively, for the nine months ended February 28, 2006 and 2005. Net sales for our continuing private label business increased approximately 26.9% to $22.5 million for the nine months ended February 28, 2006, from $17.7 million for the nine months ended February 28, 2005.

Gross Profit. Gross profit decreased approximately 13.2% to $40.9 million for the nine months ended February 28, 2006, from $47.0 million for the nine months ended February 28, 2005. Gross profit, as a percentage of net sales, was 30.7% and 35.3%, respectively, for the nine months ended February 28, 2006 and 2005. The decrease in gross profit was primarily due to an approximate $3.4 million increase in raw material costs associated with our joint care category business, and a $5.8 million increase in sales price reductions. The decrease was partially offset by an approximate $3.1 million increase due to a change in sales mix towards higher margin branded sales.

Operating Expenses. Operating expenses decreased approximately 6.4% to $31.4 million for the nine months ended February 28, 2006, from $33.6 million for the nine months ended February 28, 2005. Operating expenses, as a percentage of net sales, were 23.6% and 25.2%, respectively, for the nine months ended February 28, 2006 and 2005. The fiscal 2006 nine month results include approximately $2.4 million in reimbursements from suppliers of previously incurred costs associated with imported raw materials.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $20.6 million for the nine months ended February 28, 2006, from $21.1 million for the nine months ended February 28, 2005. Selling and marketing expenses, as a percentage of net sales, were 15.5% and

Back to Index

15.8%, respectively, for the nine months ended February 28, 2006 and 2005. The decrease, primarily due to a $3.7 million increase in price discount-like promotional costs classified as a reduction of sales, was substantially offset by the impact of the approximate $14.4 million decrease in private label sales for which promotional spending is nominal.

General and administrative expenses increased to $11.3 million for the nine months ended February 28, 2006, from $10.0 million for the nine months ended February 28, 2005. An increase in personnel related costs of approximately $2.5 million, including severance expenses of approximately $0.4 million and the recognition of incremental management annual incentive program costs, was partially offset by a reduction in legal related costs.

Research and development costs decreased to approximately $2.0 million for the nine months ended February 28, 2006, from $2.5 million for the nine months ended February 28, 2005, primarily resulting from a decrease in contracted research relating to new product initiatives.

Other Income/Expense. Other income/expense, net, was $2.8 million income for the nine months ended February 28, 2006, compared to $0.1 million expense for the nine months ended February 28, 2005. We recognized approximately $1.1 million of incremental interest income for the nine months ended February 28, 2006, primarily resulting from an increase in cash and investment securities. Interest expense decreased as a result of a reduction in financing fees under our current credit facility. Finally, as a result of the divestiture of our Haleko Unit, certain international operating entities were substantially liquidated. Accordingly, we recognized a non-taxable net foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders’ equity, of approximately $1.6 million during the nine months ended February 28, 2006.

Provision for Income Taxes. Provision for income taxes was $2.4 million for the nine months ended February 28, 2006, compared to $5.1 million for the nine months ended February 28, 2005. In addition to the favorable impact of the non-taxable net foreign currency translation gain noted in “Other Income/Expense” above, the fiscal 2006 first quarter sale of the Haleko Unit resulted in the recognition of a gain under Internal Revenue Code Section 987 (“Section 987”). We reduced our estimated deferred tax liability for Section 987 obligations by approximately $0.8 million, which is reflected as a decrease in income tax expense for the nine months ended February 28, 2006. In addition, we reduced certain valuation allowances and contingent tax liabilities by approximately $0.7 million during the nine months ended February 28, 2006. As a result of these unusual items, and the favorable impact of significant tax-exempt interest income, our effective tax rate was 19.6% for the nine months ended February 28, 2006, compared to 38.5% for the nine months ended February 28, 2005.

Liquidity and Capital Resources

Working capital increased approximately $17.9 million to $83.9 million at February 28, 2006, from $66.0 million at May 31, 2005, primarily due to an increase in cash and investment securities primarily resulting from operating cash flows for the nine months ending February 28, 2006 and the sale of our Haleko Unit.

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

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”) (formerly Weider Nutrition Group, Inc.), a new $25.0 million revolving credit facility (the “New Credit Facility”) with KeyBank National Association, as Agent. The New Credit Facility contains customary terms and conditions, including, among others, financial covenants and certain restrictions. Our obligations under the New Credit Facility are secured by a first priority security interest on all of the capital stock of SNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to the lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the New Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate. The New Credit Facility matures on June 30, 2007, with options for one-year extensions under certain circumstances. The New Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At February 28, 2006, there were no amounts outstanding and $25.0 million was available under the New Credit Facility.

We believe that our cash, cash flows from operations and the financing sources discussed above will be sufficient to meet our normal cash operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, product rights and other investments that are compatible

Back to Index

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

Our Board of Directors will determine dividend policy in the future based upon, among other factors, results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, our New Credit Facility contains certain customary financial covenants that may limit our ability to pay common stock dividends. We can give no assurance that we will pay dividends in the future.

Except as noted in the table below, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

A summary of our outstanding contractual obligations at February 28, 2006 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$16,954	$2,333	$5,156	$4,651	$4,814
Purchase obligations	20,765	20,765	—	—	—
Debt obligations, including interest	246	246	—	—	—

Total obligations	$37,965	$23,344	$5,156	$4,651	$4,814

Purchase obligations primarily consist of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to the valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, valuation of deferred tax assets and recoverability of long-lived assets. Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2005, filed with the SEC, describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory valuation adjustments did not materially impact our gross profit for the nine months ended February 28, 2006 and 2005. At February 28, 2006 and May 31, 2005, our inventory valuation allowance amounted to approximately $0.9 million and $2.2 million, respectively. The reduction in inventory valuation allowances resulted primarily from the sale of our Haleko Unit. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of approximately $1.1 million and $0.4 million, respectively, for the nine months ended February 28, 2006 and 2005. At February 28, 2006 and May 31, 2005, our allowance for doubtful accounts, sales returns and discounts amounted to approximately $5.1 million and $4.8 million, respectively. As a result of the sale of our Haleko Unit, our allowance for doubtful accounts, sales returns and discounts decreased by approximately $0.8 million. Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

Back to Index

•
We currently have deferred tax assets resulting from certain loss carry forwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent that it is more likely than not that future operations will not generate sufficient profit to utilize the loss carry forwards, valuation allowances are established. Changes in these valuation allowances resulted in an increase in net income of approximately $0.3 million for the nine months ended February 28, 2006. At February 28, 2006 and May 31, 2005, our deferred tax asset valuation allowances, primarily relating to foreign net operating loss and tax credit carry forwards, amounted to approximately $0.7 million and $2.8 million, respectively. As a result of the sale of our Haleko Unit, our valuation allowance decreased by approximately $1.8 million.

•
We have certain intangible assets, primarily consisting of goodwill. The determination of whether or not goodwill is impaired involves significant judgment. Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

Impact of Inflation

Historically, we generally have been able to pass inflationary increases for raw materials and other costs on to our customers through price increases. While we will continue efforts to do so in the future, we cannot assure you that we will be successful. Recently, we have been unable to pass on to our customers increased raw material costs relating to our joint care products. See further discussion of raw material pricing matters in the “General” and “Results of Operations” sections above, and under “Forward-Looking Statements” below.

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

Forward-Looking Statements

Investors are cautioned that, except for the historical information contained herein, the matters discussed in this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”), that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes”, “anticipates”, “plans”, “expects”, “estimates”, “may”, “should” or similar expressions, are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and, therefore, actual results may differ materially.

Important factors that may affect our future performance or cause these forward-looking statements to be false include, but are not limited to the following.

Dependence on Significant Customers. Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 71% and 73%, respectively, of our total net sales (after giving effect to the divestitures of our Weider branded business and Haleko Unit) for the nine months ended February 28, 2006 and 2005. Due to the divestitures of our Weider branded business and Haleko Unit, the concentration in these customers for our remaining operations has increased. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, could have a material adverse effect on our results of operations and financial condition. We do not have supply contracts with either Costco or Wal-Mart and therefore we cannot assure you that Costco and/or Wal-Mart will continue to be significant customers.

Dependence on Individual Products and Product Lines. Certain products and product lines account for a significant amount of our total net sales. Net sales for our Schiff Move Free brand were approximately 48% and 41%, respectively, of our total net sales (after giving effect to the divestitures of our Weider branded business

Back to Index

and Haleko Unit) for the nine months ended February 28, 2006 and 2005. Due to the divestitures of our Weider branded business and Haleko Unit, our concentration in this brand and the joint care category has increased. We cannot assure you that Schiff Move Free or other of our products currently experiencing strong popularity and growth will maintain sales levels over time. A significant decrease in Move Free or joint care category sales could have a material adverse effect on our results of operations and financial condition.

Availability and Cost of Raw Materials. We obtain all of our raw materials for the manufacture of our products from third parties. A significant portion of our raw materials relates to our joint care category. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay or that meet our quality standards and labeling requirements. We are also subject to potential delays in the delivery of raw materials caused by events beyond our control, including, among other factors, strikes or labor disputes, transportation interruptions, weather-related events, natural disasters or other catastrophic events, and changes in government regulations. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products. During fiscal 2005 and continuing into the first nine months of fiscal 2006, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category and a continuing strong competitive environment. During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from the customers, we discontinued certain private label (contract manufacturing) business. During the fiscal 2006 second and third quarters, raw material pricing in the joint care category decreased and appears to have stabilized. As a result of previous purchase commitments, we anticipate that higher joint care raw material costs will continue to impact gross profit for at least the remainder of fiscal 2006.

In addition, we acquire a significant amount of ingredients for a number of our products (particularly joint care products) from suppliers outside of the United States, particularly in China. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations. The discovery of Bovine Spongiform Encephalopathy, commonly referred to as “mad cow disease”, in a country from which we obtain a significant amount of our raw materials (particularly related to the joint care category) derived from bovine sources could prevent us from purchasing such raw materials in the required quantities, at an acceptable price, if at all. The occurrence of any of the foregoing, particularly with respect to raw materials needed for our joint care products, could have a material adverse effect on our results of operations and financial condition.

Dependence on New Products. We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products. Although we seek to introduce additional products each year, the success of new products is subject to a number of variables, including developing products that will appeal to customers and comply with applicable regulations. For example, if we are unable to successfully launch and/or gain distribution for Schiff Move Free Advanced, other product enhancements or new product offerings, our results of operations could suffer. In support of the launch of our new Move Free Advanced product and other joint care initiatives, we expect our selling and marketing support as a percentage of net sales to increase significantly in the fiscal 2006 fourth quarter, as compared to the 17.2% of net sales spending level during the fiscal 2006 third quarter. The inability to successfully implement the marketing and spending programs or strategic initiatives in support of Schiff Move Free Advanced and other branded products could have a material adverse effect on our results of operations and financial condition. We cannot assure you that our efforts to develop and introduce new products or existing product innovations will be successful, or that customers will accept new products.

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

Risks of Competition. The market for the sale of nutritional supplements is highly competitive. Certain of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories, also create significant competition with our products. Pricing pressure could adversely affect our ability to pass on raw material price increases to customers and negatively impact our financial performance, as shown by the recent increases in our joint product raw material costs. During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from the customers, we discontinued certain private label (contract manufacturing) business. Increased competition from competitors, including private label, or increased pricing pressure, could have a material adverse effect on our results of operations and financial condition.

Back to Index

Effect of Unfavorable Publicity. We believe our sales depend on consumer perceptions of the safety, quality and efficacy of our products as well as related products distributed and sold by other companies. Consumer perceptions are influenced by national media attention regarding our products and other nutritional supplements. From time to time, there is some unfavorable publicity or scientific research regarding our industry. Future unfavorable reports or publicity could have a material adverse effect on our results of operations and financial condition.

Product Liability and Availability of Related Insurance. As a manufacturer and distributor of products designed to be ingested, we face an inherent risk of exposure to product liability claims and litigation. Certain damages in litigation, such as punitive damages, are generally not covered by insurance. In the event that we do not have adequate insurance or other indemnification coverage, product liability claims and litigation could have a material adverse effect on our results of operations and financial condition.

We have been and are currently named as a defendant in a product liability lawsuit allegedly regarding certain of our former ephedra products. Subsequent to September 1, 2003, we have not maintained any insurance coverage regarding ephedra products. Our ongoing lawsuit regarding ephedra products is not covered by insurance. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

Impact of Government Regulation on Our Operations. Our operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the Food and Drug Administration (“FDA”) and Federal Trade Commission (“FTC”) in the United States. Among other matters, government regulation covers statements and claims made in connection with the packaging, labeling, marketing and advertising of our products. Governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties or commencing criminal prosecution. As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs. We cannot assure you that we will not have to make such changes or revisions in the future, which changes or revisions could have a material adverse effect on our results of operations and financial condition.

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

Back to Index

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Back to Index

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (3)
10.1.	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (2)
10.2.	Agreement by and between Joseph Weider and Weider Health and Fitness. (2)
10.3.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (2)
10.4.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (2)
10.5.	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Limited. (2)
10.6.	Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (4)*
10.7.	Form Agreement between Weider Nutrition Group, Inc. and certain of its executives. (4)*
10.8.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (5)
10.9.	Employment Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (6)*
10.10.	Consulting Agreement between Weider Nutrition Group, Inc. and Gustin Foods, LLC dated as of February 1, 2004. (7)
10.11.	Weider Nutrition International, Inc. 2004 Incentive Award Plan. (8)
10.12.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (9)
10.13.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (9)
10.14.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (9)
10.15.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (9)
10.16.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (10)
10.17.	Form of Indemnification Agreement between Weider Nutrition Group, Inc. and certain of its executives and directors. (11)*
10.18.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition Group, Inc. and certain of its executives. (12)*
21.1.	Subsidiaries of Schiff Nutrition International, Inc. (13)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (14)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (14)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (14)

(1)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-12929), filed on October 16, 1996 and incorporated herein by reference.
(3)	Previously filed in the Company’s Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(4)	Previously filed in the Company’s Current Report on Form 8-K filed on February 3, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(6)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2002 and incorporated herein by reference.
(7)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(8)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(9)	Previously filed in the Company’s Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(10)	Previously filed in the Company’s Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company’s Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(12)	Previously filed in the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
(13)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2005 and incorporated herein by reference.
(14)	Filed herewith.

*	Management contract.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             SCHIFF NUTRITION INTERNATIONAL, INC.

Date: April 14, 2006	By:	/s/ BRUCE J. WOOD
Bruce J. Wood
President, Chief Executive Officer and Director

Date: April 14, 2006	By:	/s/ JOSEPH W. BATY
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Schiff Nutrition International, Inc.
Index

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements Of Income (3 Month)
Condensed Consolidated Statements Of Income (9 Month)
Condensed Consolidated Statements Of Cash Flows
Notes To Condensed Consolidated Financial Statements
1.	Basis Of Presentation And Other Matters
2.	Investment Securities
3.	Trade and other receivables, Net
4.	Inventories
5.	Goodwill And Intangible Assets, Net
6.	Accrued Expenses
7.	Concentration Risk
8.	Commitments And Contingencies
9.	Recently Issued Accounting Standards
10.	Subsequent Event
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
-	General
●	Results Of Operations (Unaudited) (3 Month)
●	Results Of Operations (Unaudited) (9 Month)
-	Liquidity And Capital Resources
-	Critical Accounting Policies And Estimates
-	Impact Of Inflation
-	Seasonality
-	Forward-Looking Statements
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