Form 10-K
period 2006-05-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2006-08-29
CIK 1022368

—
—

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ❑ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ❑ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ❑                        Accelerated filer ❑                      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ❑ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $59,606,042 as of November 30, 2005, the last day of the registrant's second quarter, based upon the closing price of $5.48 for shares of the registrant’s Class A common stock on that date.

As of August 23, 2006 the registrant had outstanding 11,595,250 shares of Class A common stock and 14,973,148 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, which will subsequently be filed with the SEC, are incorporated by reference into Part III hereof.

PART I

Note on Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K, including statements under the captions “Business,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” or similar expressions, are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially. We expressly disclaim any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law. Important factors that may cause these forward-looking statements to be false include, but are not limited to, the factors discussed in Items 1, 1A, 3, 7 and 7A of this Annual Report.

You should carefully consider the risks described in this Annual Report on Form 10-K, including those set forth in “Item 1A - Risk Factors” below. Any of these risks could materially adversely affect our financial condition, results of operations or cash flows.

ITEM 1.	BUSINESS

General

Schiff Nutrition International, Inc. (formerly Weider Nutrition International, Inc.) develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff® and Tiger’s Milk®, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

Prior to fiscal 2006, we were organized into three business units: the Schiff Specialty Unit, the Active Nutrition Unit and the Haleko Unit. The business units generally were managed independently, each with its own sales and marketing resources, and supported by common product research and development, operations and technical services and administrative functions. The Schiff Specialty Unit included the Schiff brand, as well as private label (contract manufacturing) business limited to customers that otherwise carry our products. The Active Nutrition Unit included the Weider® branded global business and the Tiger’s Milk brand. The Haleko Unit, our primary European operations, included the Multipower® and Multaben nutritional supplement brands and private label businesses.

On June 17, 2005, we announced the sale of our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for approximately $15.1 million in cash. The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko Unit. The transaction closed on June 17, 2005, with an effective date of May 1, 2005 (the first day of Haleko’s fiscal year 2006).

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC (“WGN”), a wholly-owned subsidiary of Weider Health and Fitness (“WHF”), a privately held company headquartered in California and our majority stockholder. The terms of the transaction provided for a cash payment of approximately $12.9 million and a note receivable of $1.1 million in exchange for assets relating to our domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

Historical operating results for the Haleko Unit and Weider branded business are reflected as discontinued operations in our consolidated financial statements, including the notes thereto, for all periods presented. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger's Milk and Fi-Bar® brands, were consolidated into our Schiff Specialty Unit. We believe our remaining business, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

At our 2005 annual meeting of stockholders in October 2005, our stockholders approved a corporate name change from Weider Nutrition International, Inc. to Schiff Nutrition International, Inc.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000. We were incorporated in Delaware in 1996. Our internet web site address is www.schiffnutrition.com. Our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge through our corporate internet web site, which provides a link to www.sec.gov, the web site maintained by the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Overview

According to the Nutrition Business Journal, the market for vitamins, minerals and supplements in the United States was estimated to be approximately $21.2 billion in 2005. We believe that the market has reached its present size due to a number of factors, including:

•
increased awareness of the health benefits of dietary supplements, especially as reports and medical research indicating a correlation between consumption of specific nutrients and better health and reduced incidence of certain diseases continue to heighten public knowledge of the benefits of dietary supplements for health;

•
a growing population of older Americans, with increased levels of education and discretionary income, who are more likely to consume dietary supplements and nutritional products, with an increasing interest in more proactively managing one’s own health needs;

•	successful new product introductions in part due to new scientific findings; and

•	rising health care costs and the worldwide trend toward preventive health care.

In recent years, nutritional supplement companies, analysts, publications and other industry sources have indicated a slower growth rate in the nutritional supplement industry. We believe that the slowdown is due in part to, among other factors, increased competition, including intense private label expansion, the lack of industry-wide “blockbuster” products, and negative publicity regarding certain nutritional supplement ingredients and companies.

Although data from the fragmented international markets is not readily available, we believe similar demographics, events, and other trends affect the nutritional supplement market internationally.

Brands, Products and Distribution

We market a broad line of specialty supplements, vitamins and minerals under the Schiff brand, which has been familiar to consumers for over 65 years. The Schiff brand emphasizes high quality and natural ingredients, primarily consisting of tablet, capsule and softgel product forms.

In response to consumers who seek a more natural and preventive approach to their health care, the industry has developed emerging specialty supplement categories as alternatives or complements to over-the-counter and pharmaceutical products. Our specialty supplements include joint care products marketed under the Schiff brand, including our Move Free® and Glucosamine products. Our Move Free product is one of the leading joint care products in the mass market channel. Move Free net sales were $86.2 million, $68.9 million and $66.2 million, respectively, for fiscal 2006, 2005 and 2004.

Our Schiff brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to healthy diet and exercise. Schiff brand vitamin products include:

•	multivitamins, such as Single Day;

•	individual vitamins, such as Vitamin B and Vitamin C;

•	minerals, such as Calcium;

•	specialty formulas for men and women, such as Prostate Health and Folic Acid; and

•	other specialty formulas, such as Melatonin Plus, Niacin and Lutein.

The Schiff brand is marketed primarily in the mass market retail channel, with additional limited distribution in health food stores. Our products are sold domestically in leading retail outlets in all 50 states. Our mass market customers include:

•	mass merchandisers, such as Wal-Mart and Target;

•	warehouse clubs, such as Costco, Sam’s Club and BJ’s;

•	supermarkets, such as Albertson’s, Fred Meyer, Giant, Kroger, Publix, Safeway, Stop & Shop, H-E-B and Raley’s; and

•	drug stores, such as Walgreens, CVS, Rite Aid, Brooks/Eckerd and Longs.

We service the health food market primarily through sales to leading health food retailers and distributors. For certain retail customers where we sell our branded products, we also manufacture private label products. Manufactured private label products are sold to key retailers for distribution under their store brand names. Private label products include specialty supplements, vitamins and minerals, such as joint care products, Vitamin B and Calcium.

We also export certain Schiff products, particularly in the joint care category, to various international markets. In certain countries where we have an existing relationship with a retailer, such as Costco, we sell our products directly to the retailer. We sell to independent distributors in countries where we do not have direct relationships with retailers. See Note 1 of the Notes to Consolidated Financial Statements for domestic and international net sales amounts.

Our export business is subject to additional risks relating to the conduct of business internationally, such as the inability to obtain and maintain required approvals, comply with local regulations and obtain and protect intellectual property rights. Political instability, natural disasters and trade or foreign exchange restrictions may disrupt our export business as well. The importance of these and other risks relating to exporting goods to foreign countries increases as our export business grows and expands.

We also market a line of nutrition bar products under the Tiger’s Milk and Fi-Bar brands. The Tiger’s Milk product line includes several nutrition bars that supply protein, vitamins and other essential nutrients with fewer calories than a traditional candy bar. The Fi-Bar product line is comprised of fat-free granola bars and fruit and nut bars coated with white or milk chocolate that are free of hydrogenated fat. The Tiger’s Milk and Fi-Bar brands are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars and are sold primarily through mass market retailers and convenience stores, with additional limited distribution in health food stores.

Prior to the fiscal 2006 first quarter sale of our Haleko Unit, we developed, manufactured and marketed nutrition products primarily under the Multipower and Multaben brands. Our Haleko Unit had well-recognized nutritional supplement brands in Europe and nutritional supplement manufacturing capabilities in Germany. Prior to the fiscal 2004 first quarter sale of our Venice Beach brand (included in our Haleko Unit), we marketed, primarily in Germany, a line of sports apparel to department stores, health clubs and gyms, and specialty sportswear retail stores.

Prior to the fiscal 2005 fourth quarter sale of our Weider branded business, we developed and marketed sports nutrition, nutrition bar and weight management products under the Weider brand. The Weider branded products were distributed primarily through mass market retailers, health food stores, and health clubs and gyms in the United States, Canada and Western Europe as well as on an export basis to South America, Eastern Europe, the Middle East and the Pacific Rim.

Sales and Marketing

Our sales force consists of dedicated sales professionals who are assigned to specific accounts, classes of trade and/or geographic territories. These sales professionals work directly with retailers and distributors to increase knowledge of our products and general nutritional supplement benefits, solicit orders for our products, maximize our shelf presence and provide related product sales assistance. We also utilize brokers to market our products in certain accounts and classes of trade.

We market our products using a mix of trade and consumer promotions; television, newspaper and print media advertising; and consumer education efforts. Our advertising and marketing expenditures, excluding sales incentives reflected as reductions in net sales or increases in cost of goods sold, were approximately $18.3 million, $16.9 million and $15.7 million, respectively, for fiscal 2006, 2005 and 2004. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.

During fiscal 2006, we maintained our focus on brand building support for our core brands, particularly relating to our Schiff Move Free brand of joint care products. We continued to employ television, magazine and newspaper media in fiscal 2006, along with several targeted direct mail and public relations campaigns. During fiscal 2006, our advertisements appeared in various magazines, national newspapers and other publications.

Another key component of our marketing strategy is to educate consumers about innovative, safe and beneficial nutritional supplement products. We participate in consumer education at conferences and trade and consumer shows. Our web sites, including www.schiffvitamins.com, also provide additional educational information to consumers and customers.

Product Research and Development

We are committed to research and development to create safe and efficacious new products and existing product line extensions. New product development is important to the nutritional supplement industry to create new market opportunities, meet consumer demand and strengthen relationships with customers.

We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits. To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns. For research and development initiatives, we conduct research and development in our own facility and with strategic third parties. Product research and development expenses were approximately $2.9 million, $3.2 million and $3.0 million, respectively, for fiscal 2006, 2005 and 2004.

Manufacturing and Product Quality

We manufacture the majority of our products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which includes our main distribution center and primary administrative offices and also houses our nutrition bar manufacturing operations. Our Salt Lake City capsule and tablet facility is designed and operated to meet United States Pharmacopeia (“USP”) compliance standards. We are participating in the USP Dietary Supplement Verification Program, pursuant to which our manufacturing facility has been certified as being compliant with USP good manufacturing practices (“GMPs”). We were also awarded an “A” rating by the National Nutritional Foods Association (“NNFA”) in fiscal 2002, which was renewed in October 2004, for compliance with NNFA GMPs. In addition, our facility has been inspected by the Therapeutic Goods Administration, the Australian therapeutic goods regulatory agency.

Our packaging, counting and filling operations are computerized to promote accuracy and compliance with weights and measures regulations. We have invested in production line flexibility to accommodate various filling sizes, weights or counts of product and final shipped unit configurations to fulfill customer and ultimate consumer needs. The distribution center features a high-rise racked warehouse and a fully automated “order-pick” system using optical readers that interpret bar coded labels on each shipping container.

We maintain and operate a Manufacturing Resource Planning (“MRP”) system that is integrated with distribution, warehousing and quality control, which provides real-time lot and quality tracking of raw materials, work in progress and finished goods.

Our quality management systems are detailed and comprehensive, and include a supplier selection and certification process, analytical processes, facility and process audits, and other procedures. The quality management systems also include a professionally equipped and staffed laboratory, enabling analysis of raw materials and finished goods for compliance to specifications. Our products are also subject to extensive shelf life stability testing through which we determine the effects of aging on our products. Outside laboratories are used routinely to evaluate our internal test laboratory performance and to supplement our internal testing procedures and capabilities.

We employ a purchasing staff that works with marketing, product development and quality control personnel to source raw materials for our products. Raw materials are sourced principally from China and the United States. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification and qualification of alternative suppliers for the same, or similar, raw materials where available. We have a long-term supply agreement with a third-party supplier for a key ingredient used in our Move Free Advanced product that is proprietary and may only be acquired from that supplier. While we have a contract in place providing for the continuing supply of this ingredient, we cannot assure you that the supplier will continue to supply this ingredient in the quantities we require, or at all.

Competition

The market for the sale of nutritional supplements is highly fragmented and competitive. We believe that competition is based principally upon price, quality and efficacy of products, customer service and marketing support.

Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of both geographic market coverage and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. These companies and many nutritional supplement companies may have broader product lines and/or larger sales volumes than us and may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories (including the joint care category), compete directly with our products. In several product categories, private label items have become the market share leaders. Increased competition from such companies and from private label pressures, particularly relating to the joint care category, could have a material adverse effect on our results of operations and financial condition.

Many companies within the industry are privately-held. Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors with respect to sales to retailers. As the nutritional supplement industry grows and evolves, we believe retailers will align themselves with suppliers who are financially stable, market a broad portfolio of products and offer superior customer service. We believe that we compete favorably with other nutritional supplement companies because of our financial stability, brand names, customer service, competitive pricing, sales and marketing support and quality of our product lines.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to the laws and regulations of federal governmental agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture, the Consumer Products Safety Commission, the Environmental Protection Agency and the Postal Service, and also various agencies of the states, localities and countries in which we operate and sell our products.

The FDA regulates foods and dietary supplements through the Food, Drug and Cosmetic Act (“FDCA”) and amendments thereto, including the Dietary Supplement Health and Education Act of 1994, as amended (“DSHEA”), which is intended to promote access to safe, quality dietary supplements and information about dietary supplements. DSHEA establishes a statutory class of dietary supplements, including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients on the market before October 15, 1994 may be used without further notification to the FDA. However, dietary ingredients not marketed prior to October 15, 1994 may be “new dietary ingredients” under DSHEA and may require a submission to the FDA at least 75 days prior to marketing such ingredient evidencing a history of use or other evidence of safety to establish that the ingredient will reasonably be expected to be safe. We cannot assure you that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA is developing guidance for the industry to clarify the FDA’s interpretation of the new dietary ingredient notification requirements, which may raise new and significant regulatory barriers for new dietary ingredients. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as “illegal” under the FDCA because of the failure to file a new dietary ingredient notification.

DSHEA permits statements of “nutritional support” for dietary supplements that may describe how particular dietary ingredients affect the structure, function or general well-being of the body or describe the mechanism of action by which dietary ingredients affect the foregoing. These statements of nutritional support, or “structure/function claims,” may not make a health claim or disease claim, meaning that a statement may not claim to diagnose, treat, prevent, cure or mitigate an illness or disease unless the claim was authorized by the FDA. A structure/function claim in advertising or on a product label must have substantiation that the claim is truthful and not misleading, and have a disclaimer that the statement has not been evaluated by the FDA and that the product is not intended to diagnose, treat, cure or prevent any disease. We cannot assure you that a regulatory agency will not deem one or more of our product claims or labels to be impermissible and take adverse action against us.

In addition, DSHEA provides that certain "third-party literature," such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to the same regulation as labeling. Such literature must not be false or misleading; the literature may not "promote" a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. We cannot assure you that all third-party literature that we would like to disseminate in connection with our products will satisfy each of these requirements, and failure to satisfy all requirements could prevent use of the literature or subject us to adverse actions by regulatory agencies or other third parties.

The FDA has proposed final GMP regulations for the dietary supplement industry. If finalized, the proposed GMPs would require quality control provisions similar to, and in certain instances beyond, GMPs for drugs and over-the-counter products. These GMPs, if adopted, may result in increased expenses, changes to or discontinuance of products, or implementation of additional record keeping and administrative procedures. We cannot assure you that if the FDA adopts the GMPs in the proposed form we will be able to comply with the new regulations without incurring substantial costs.

Some of our products are conventional foods, which are also subject to the Nutrition Labeling and Education Act of 1990 (“NLEA”). The NLEA also prohibits health claims being made for a food without prior FDA approval and establishes requirements for ingredient and nutrition labeling. Most of our products are classified as dietary supplements.

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

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplement industry.

Our international activities are subject to regulation in each country in which we sell or distribute our products. The various laws and regulations differ materially in some respects from U.S. laws and regulations, sometimes causing higher costs and expenses, product reformulations, and delay. In countries in which we do not have direct relationships with retailers, independent distributors generally have responsibility for compliance with applicable foreign laws and regulations. These distributors are independent contractors over whom we have limited control.

Intellectual Property

We own, or have filed for, over 100 trademarks registered with the United States Patent and Trademark Office for our Schiff and Tiger’s Milk brands and certain of our products (including Move Free) and slogans. We also license rights for names material to our business, including Move Free, and for the use of our brand names, including Schiff and Tiger’s Milk, in certain countries outside of North America. However, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States.

We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.

Our Move Free Advanced product contains a proprietary, patent-pending ingredient, the rights for which we license from a third-party supplier pursuant to a long-term supply agreement. The term of the supply agreement extends through May 2009, with automatic one-year extensions unless terminated by us or the supplier upon our breach of the agreement and failure to cure the breach within a prescribed time period.

Employees

At May 31, 2006, we employed approximately 382 persons, of whom approximately 220 were in management, sales, purchasing, logistics and administration and approximately 162 were in manufacturing operations. In addition, we utilize temporary employees in some of our manufacturing operations. We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

Dependence on Significant Customers. Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 70%, 72% and 75%, respectively, of our total net sales for fiscal 2006, 2005 and 2004. Due to the divestitures of our Weider branded business and Haleko Unit, our concentration in these customers has increased. We do not have supply contracts with either Costco or Wal-Mart and therefore cannot assure you that either Costco or Wal-Mart will continue to be significant customers in the future. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, would have a material adverse effect on our results of operations and financial condition.

Dependence on Individual Products and Product Lines. Certain products and product lines account for a significant amount of our total net sales. Net sales of our Schiff Move Free brand were approximately 48%, 40% and 39%, respectively, of total net sales for fiscal 2006, 2005 and 2004. Due to the divestitures of our Weider branded business and Haleko Unit, our concentration in this brand and the joint care category has increased. We cannot assure you that Move Free or other of our products currently experiencing strong popularity and growth will maintain sales levels over time. A significant decrease in Move Free or joint care category sales could have a material adverse effect on our results of operations and financial condition.

New Products and Product Enhancements. We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products and product enhancements. The development and commercialization process, particularly relating to innovative products, is both time-consuming and costly and involves a high degree of business risk. Although we seek to introduce additional products each year, the success of new products or product enhancements is subject to a number of variables, including developing products that will appeal to customers, accurately anticipate consumer needs, be successfully commercialized in a timely manner, be priced competitively, be differentiated from those of our competitors, and comply with applicable regulations. For example, the inability to successfully implement the marketing and spending programs or strategic initiatives in support of Move Free Advanced and other branded products or product enhancements could have a material adverse effect on our results of operations and financial condition. We cannot assure you that our efforts to develop and introduce new products or existing product innovations will be successful, or that customers will accept new products. The failure to successfully launch or gain distribution for new product offerings or product enhancements could have a material adverse effect on our results of operations and financial condition.

Risks of Competition and Pricing Pressures. The market for the sale of nutritional supplements is highly competitive. Certain of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which have been significantly increasing in certain nutrition categories (including joint care), also create significant competition with our products. Because nutritional supplements can be purchased in various channels of distribution, we also compete with products sold outside of the mass market retail channel, including health food stores, direct sales, direct mail and internet distribution channels. Increased competition from competitors, including expansion of private label products, or increased pricing pressure, could have a material adverse effect on our results of operations and financial condition.

Among other factors, competition among manufacturers, distributors and retailers of nutritional supplements is based upon price. Because of the high degree of price competition, we have not always been able to pass on increases in raw material prices to our customers. If one or more of our competitors significantly reduce their prices in order to gain market share (particularly relating to the joint care category), or if raw material prices increase and we are unable to pass along the increased cost to our customers (particularly relating to the joint care category), our results of operations and financial condition could be materially adversely affected.

Dependence on Third-Party Suppliers. We acquire all of our raw materials for the manufacture of our products from third parties. A considerable portion of our raw materials relates to our joint care category, which accounts for a significant amount of our total net sales. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay or that meet our quality standards and labeling requirements.

We typically do not enter into long-term contracts with our suppliers. However, we do have a long-term supply agreement with a third-party supplier for a key ingredient used in our Move Free Advanced product that is proprietary and may only be acquired from that supplier. While we have a contract in place providing for the continuing supply of this ingredient, we cannot assure you that the supplier will continue to supply the ingredient in the quantities we require, or at all. In addition, from time to time, we enter into forward purchase commitments regarding certain raw materials, primarily relating to the joint care category. We cannot assure you that the suppliers will supply the raw materials in accordance with the terms of the forward purchase commitments, or at all. Any failure to supply or changes in the material terms of supply by the Move Free Advanced key ingredient supplier or our other raw materials suppliers could have a material adverse effect on our results of operations and financial condition.

We are subject to potential delays in the delivery of raw materials caused by events beyond our control, including, among other factors, strikes or labor disputes, transportation interruptions, weather-related events, natural disasters or other catastrophic events, and changes in government regulations. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products. The occurrence of any of the foregoing, particularly with respect to raw materials needed for our joint care products, could have a material adverse effect on our results of operations and financial condition.

Raw Material Price Increases. Raw materials account for a significant portion of our manufacturing costs. We have encountered material fluctuations in the pricing of key raw materials in the past, particularly relating to joint care category products. During fiscal 2005 and continuing into fiscal 2006, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category. During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from customers, we discontinued certain private label (contract manufacturing) business. During the fiscal 2006 second and third quarters, raw material pricing in the joint care category decreased and appeared to have stabilized. Accordingly, the price of key raw materials may not remain relatively constant. Significant increases in raw material prices, particularly relating to the joint care category, could have a material adverse effect on our results of operations and financial condition. Historically, we have not always been able to pass along raw material price increases, and may not be able to do so in the future.

Dependence on Raw Materials Acquired From Suppliers Outside the United States. We acquire a significant amount of ingredients for a number of our products (particularly joint care products) from suppliers outside of the United States, particularly China. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations. While we have a supplier certification program and periodically audit and inspect our suppliers’ facilities both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations. In addition, the discovery of Bovine Spongiform Encephalopathy, commonly referred to as “mad cow disease,” in a country from which we obtain a significant amount of our raw materials (particularly related to the joint care category) derived from bovine sources could prevent us from purchasing such raw materials in the required quantities, at an acceptable price, or at all. The occurrence of any of the foregoing, particularly with respect to raw materials needed for our joint care products, could have a material adverse effect on our results of operations and financial condition.

Effect of Unfavorable Publicity. We believe our sales depend on consumer perceptions of the safety, quality and efficacy of our products as well as products distributed and sold by other companies. Consumer perceptions are influenced by scientific research or findings and national media attention regarding our products and other nutritional supplements. From time to time, there is some unfavorable publicity or scientific research regarding our industry. If future scientific research or media attention is perceived by consumers as less favorable or questions earlier research or publicity, our sales could be materially adversely affected. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or similar products with illness or other adverse effects, that questions the benefit of our products or similar products or that claims that any such products are ineffective could have a material adverse effect on our results of operations and financial condition.

Impact of Government Regulation on Our Operations. Our operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and FTC in the United States. See “Item 1 - Business - Government Regulation.” Among other matters, government regulation covers statements and claims made in connection with the packaging, labeling, marketing and advertising of our products. Governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties or commencing criminal prosecution. As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs. We cannot assure you that we will not have to make such changes or revisions in the future, which could have a material adverse effect on our results of operations and financial condition.

The FDA has proposed extensive good manufacturing practice regulations for dietary supplements. See “Item 1 - Business - Government Regulation.” In addition, we may be subject to additional laws or regulations administered by federal, state, or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Any or all of these requirements and the related costs to comply with such requirements could have a material adverse effect on our results of operations and financial condition.

Product Liability and Availability of Related Insurance. As a manufacturer and distributor of products designed to be ingested, we face an inherent risk of exposure to product liability claims and litigation. In addition, the manufacture and sale of our products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we believe are reasonably appropriate for our business. However, our current product liability coverage excludes claims relating to certain categories of products and products that contain certain ingredients. In addition, certain damages in litigation, such as punitive damages, are generally not covered by insurance. In the event that we do not have adequate insurance or other indemnification coverage, product liability claims and litigation could have a material adverse effect on our results of operations and financial condition.

We are currently named as a defendant in a product liability lawsuit allegedly regarding certain of our former ephedra products. See “Item 3 - Legal Proceedings.” Subsequent to September 1, 2003, we have not maintained any insurance coverage regarding ephedra products. Our ongoing lawsuit regarding ephedra products is not covered by insurance. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

Dependence on Single Manufacturing Facility. We manufacture most of our products at our manufacturing facility in Salt Lake City, Utah. Accordingly, we are highly dependent on the uninterrupted and efficient operation of our manufacturing facility. Power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, workforce disruptions, natural or other disasters, or the failure to comply with the requirements or directives of government agencies, including the FDA, could disrupt our operations and have a material adverse effect on our results of operations and financial condition. While we do carry business interruption insurance, we cannot assure you that our coverage will be sufficient to cover losses from these types of business disruptions or that this insurance will continue to be available to us at an acceptable price, or at all.

Possibility of Product Recalls.  Manufacturers and distributors of products in our industry are sometimes subject to the recall of their products for a variety of reasons, including product defects, such as ingredient contamination, packaging safety and inadequate labeling disclosure. If any of our products are recalled due to a product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We acquire all of our raw materials for the manufacture of our products from third parties. Although we have procedures in place for testing raw materials used in our products, we cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls or lawsuits. There can be no assurance that we would be able to recover these expenses from our suppliers. Additionally, if one of our significant brands were subject to recall, the image of that brand and our company could be harmed, which could have a material adverse effect on our results of operations and financial condition.

Risks Associated with International Markets. Until the sale of our Haleko Unit and Weider branded business, we had significant international operations, with approximately 30% of our net sales for fiscal 2005 generated outside the United States. Our international sales efforts are now comprised of selling product, particularly our joint care products, from the United States on an export basis to retail customers or distributors abroad. Operating in international markets exposes us to certain risks, including, among others, changes in or interpretations of foreign regulations that may limit our ability to sell certain products, the potential imposition of trade or foreign exchange restrictions or increased tariffs and political instability. We are often required to reformulate our products before commencing sales in a given country. We must comply with various and changing local labeling, customs and other regulations. Trademark rights are often difficult to obtain and enforce in countries outside the United States. There is also no assurance that we will be able to obtain and retain the necessary permits and approvals necessary for our international efforts. Our inability to successfully launch and maintain sales (especially in the joint care category) outside of the United States while maintaining the integrity of the products sold and complying with local regulations could have a material adverse effect on our results of operations and financial condition.

Intellectual Property Rights and Proprietary Techniques. Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in capsule or tablet form, recently it is becoming more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. Although we make efforts not to infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us or our intellectual property licensors. To the extent that these developments prevent us from offering or supplying competitive products or our licensed proprietary ingredient in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on our results of operations and financial condition. See “Item 1 - Business - Intellectual Property.”

We protect our intellectual property related to investments in research and development by relying on trade secret laws and confidentiality agreements with third parties who have access to information about our research and development activities. When we license our intellectual property from a third party, we typically have contractual rights to require the licensor to adequately protect our intellectual property interests. Nevertheless, we can not guarantee that such measures will be sufficient to protect our interests.

Dependence Upon Information Technology Systems. Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Although off-site data back-up is maintained, an interruption in these systems could have a material adverse effect on our results of operations and financial condition.

Control by Principal Stockholder. WHF owns all of our outstanding shares of Class B common stock, representing over 90% of the aggregate voting power of all outstanding shares of our common stock. Three of our directors also serve on the board of directors of WHF. WHF is in a position to exercise control over us and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by our amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control our operations. Accordingly, we cannot engage in any strategic transactions without the approval of WHF.

Acquisitions and Investments. An element of our strategy includes expanding our product offerings, enhancing business development and gaining access to new skills and other resources through strategic acquisitions and investments when attractive opportunities arise. We cannot assure you that attractive acquisition opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any acquisitions or that any acquisitions which are consummated will prove to be successful.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

At May 31, 2006, we leased the following facility:

Location	Function	Approximate Square Feet	Expiration Date of Lease
Salt Lake City, UT	Company Headquarters, Manufacturing & Production, Warehouse & Distribution	418,000	March 2013

ITEM 3.	LEGAL PROCEEDINGS

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

As this matter is not covered by insurance, a large adverse damage award could have a material adverse effect on our results of operations and financial condition. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

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

We did not submit any matters to the vote of security holders during the fiscal 2006 fourth quarter.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “WNI.” The high and low closing prices of our Class A common stock for each quarter of fiscal 2006 and 2005 are set forth below:

Fiscal Year Ended May 31, 2006:	High	Low
First Quarter	$5.16	$3.98
Second Quarter	6.00	4.45
Third Quarter	5.35	4.40
Fourth Quarter	7.80	5.03

Fiscal Year Ended May 31, 2005:	High	Low
First Quarter	$5.04	$3.00
Second Quarter	4.74	3.11
Third Quarter	4.75	4.14
Fourth Quarter	6.28	3.88

Our Board of Directors will determine dividend policy in the future based upon, among other factors, our results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, our credit facility contains certain customary financial covenants that may limit our ability to pay dividends on our common stock. See Note 10 of the Notes to Consolidated Financial Statements. We can give no assurance that we will pay dividends in the future.

The closing price of our Class A common stock on August 23, 2006 was $6.99. The approximate number of stockholders of record of our Class A common stock on August 23, 2006 was 342. WHF owns all of the outstanding shares of our Class B common stock.

The following table presents information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at May 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,337,785 (1)	$2.78 (1)	719,238
Equity compensation plans not approved by security holders	—	—	—
Total	3,337,785	$2.78	719,238

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,437,200 shares of performance based restricted stock units, which are excluded in determining the weighted-average exercise price of outstanding options, warrants and rights.

We did not repurchase any of our Class A common stock during the fiscal 2006 fourth quarter.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial data as of and for the fiscal years ended May 31, 2002 through May 31, 2006, have been derived from our consolidated financial statements. The balance sheet data as of May 31, 2005 and 2006, and the related operating statement data for the fiscal years ended May 31, 2004 through 2006 have been audited by Deloitte & Touche LLP, our independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended May 31,
	2002	2003	2004	2005	2006
Operating Statement Data (1), (2) and (3):	(in thousands, except per share data)

Net sales	$184,848	$158,014	$168,127	$173,095	$178,372
Cost of goods sold	120,607	101,011	107,472	113,351	119,303
Gross profit	64,241	57,003	60,655	59,744	59,069
Operating expenses	50,783	41,948	46,733	44,981	46,693
Asset impairment loss (4)	9,027	—	—	—	—
Reimbursement of import costs	—	—	—	—	(2,665)
Total operating expenses	59,810	41,948	46,733	44,981	44,028
Income from operations	4,431	15,055	13,922	14,763	15,041
Other income (expense):
Interest, net	(4,890)	(2,872)	(168)	179	1,840
Foreign currency translation	—	—	—	—	1,613
Other, net	(611)	(367)	72	(135)	(135)
Total other income (expense), net	(5,501)	(3,239)	(96)	44	3,318
Income (loss) from continuing operations before income taxes	(1,070)	11,816	13,826	14,807	18,359
Income tax expense	209	4,669	5,230	2,751	2,393
Income (loss) from continuing operations	(1,279)	7,147	8,596	12,056	15,966
Income (loss) from discontinued operations, net of income taxes (1), (2) and (3)	(6,265)	711	291	(5,487)	(127)
Income (loss) before cumulative effect of change in accounting principle	(7,544)	7,858	8,887	6,569	15,839
Cumulative effect of change in accounting principle, net of income tax benefit (5)	—	(15,392)	—	—	—

Net income (loss)	$(7,544)	$(7,534)	$8,887	$6,569	$15,839

Weighted average shares outstanding:
Basic	26,249	26,249	25,874	25,817	26,274
Diluted	26,249	26,249	26,771	26,418	26,999

Net income (loss) per share:
Basic	$(0.29)	$(0.29)	$0.34	$0.25	$0.60
Diluted	$(0.29)	$(0.29)	$0.33	$0.25	$0.59

	At May 31,
	2002	2003	2004	2005	2006
Balance Sheet Data (1), (2), (3), (4) and (5):	(in thousands)

Cash and cash equivalents	$2,412	$3,463	$7,449	$11,358	$24,899
Working capital	31,683	25,959	46,456	66,012	90,516
Total assets	158,243	114,938	114,924	128,266	131,615
Total debt	39,967	8,716	1,224	3,020	—
Total stockholders’ equity	76,741	68,846	75,813	89,835	107,507

(1)
Effective May 1, 2003, we sold substantially all of the assets relating to our Venice Beach brand. In accordance with SFAS No. 144, the fiscal years presented have been restated to reflect the Venice Beach operating results as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(2)
Effective March 1, 2005, we sold certain assets of our Active Nutrition Unit relating to our Weider branded business. In accordance with SFAS No. 144, the fiscal years presented have been restated to reflect the Weider branded business operating results as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(3)
Effective May 1, 2005, we sold our Haleko Unit. In accordance with SFAS No. 144, the fiscal years presented have been restated to reflect the Haleko Unit operating results as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(4)
In July 2002, we sold substantially all assets and certain associated liabilities relating to our American Body Building and Science Foods brands. In accordance with SFAS No. 144, the fiscal years presented have been restated to reflect the American Body Building and Science Food operating results as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(5)
Effective June 1, 2002, we adopted SFAS No. 142, which establishes accounting and reporting standards for goodwill and other intangible assets. As a result of adopting SFAS No. 142, we recognized a goodwill impairment loss of approximately $15.4 million, which is net of income tax benefit of approximately $7.9 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

Schiff Nutrition International, Inc. (formerly Weider Nutrition International, Inc.) develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff and Tiger’s Milk, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

Prior to fiscal 2006, we were organized into three business units: the Schiff Specialty Unit, the Active Nutrition Unit and the Haleko Unit. The business units generally were managed independently, each with its own sales and marketing resources, and supported by common product research and development, operations and technical services and administrative functions. The Schiff Specialty Unit included the Schiff brand, as well as private label (contract manufacturing) business limited to customers that otherwise carry our products. The Active Nutrition Unit included our Weider branded global business and the Tiger's Milk brand. The Haleko Unit, our primary European operations, included the Multipower and Multaben nutritional supplement brands and private label businesses.

On June 17, 2005, we announced the sale of our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for approximately $15.1 million in cash. The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko Unit. The transaction closed on June 17, 2005, with an effective date of May 1, 2005 (the first day of Haleko’s fiscal year 2006).

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC (“WGN”), a wholly-owned subsidiary of Weider Health and Fitness (“WHF”), a privately held company headquartered in California and our majority stockholder. The terms of the transaction provided for a cash payment of approximately $12.9 million and a note receivable of $1.1 million in exchange for assets relating to our domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

In connection with the sale of the Weider branded business, we also entered into two separate agreements (domestic and European) whereby we agreed to provide certain general and administrative, research and development, and logistics services to WGN for an annual fee. The domestic service agreement provided for a one year term, with an option to either party to extend the term for one additional year. The parties exercised this option for the second year and have further extended the term of the agreement through March 1, 2008. In connection with the sale of our Haleko Unit, the European service agreement was transferred to the purchaser of the Haleko Unit. We also received a license to use the Weider name for corporate purposes prior to transitioning to the new name for our company.

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

Historical operating results for the Haleko Unit, including the Venice Beach sports apparel business, and Weider branded business are reflected as discontinued operations in our consolidated financial statements, including the notes thereto, for all periods presented. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger's Milk and Fi-Bar brands, were consolidated into our Schiff Specialty Unit. We believe our remaining business, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

During fiscal 2006, we continued to provide selling and marketing support intended both to defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. Our primary initiative was the introduction of our Move Free Advanced product, which we believe is an improved, more effective version of our existing Move Free product. We began implementing the Move Free Advanced initiative during the latter part of the fiscal 2006 second quarter, and provided incremental selling and marketing support during the second half of fiscal 2006. The introduction of Move Free Advanced into substantially all of our significant retail accounts continued during the second half of fiscal 2006 and will continue into fiscal 2007. We believe the Move Free Advanced initiative positively impacted fiscal 2006 Move Free net sales. Subject to the impact of Move Free Advanced marketing initiatives and competitive joint care category pricing pressures, including private label, we believe our fiscal 2007 net sales will reflect a single digit increase, as compared to fiscal 2006 net sales. We also believe selling and marketing costs, as a percentage of net sales, will increase in fiscal 2007, depending on actual net sales results.

Our operating results for fiscal 2006 and 2005 were impacted by margin volatility due to several factors, including significant raw material pricing fluctuations, particularly in the joint care category, a strong competitive environment and the implementation of our Schiff Move Free Advanced initiative. During fiscal 2006, joint care category raw material prices, which increased significantly during fiscal 2005, returned to pre-fiscal 2005 levels. However, our gross profit throughout fiscal 2006 was impacted by previous raw material purchase commitments. During fiscal 2005 and early fiscal 2006, as a result of significant volatility in raw material costs and the inability to secure an acceptable price increase from customers, we discontinued certain private label (contract manufacturing) business. We believe gross profit, as a percentage of net sales, will increase in fiscal 2007, as compared to fiscal 2006.

Our operating results for fiscal 2006 were favorably impacted by approximately $2.7 million in reimbursements from certain suppliers. These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Our operating results for fiscal 2005 and 2004 were impacted by an industry slow down (including the lack of successful new product introductions), increased competitive pressures (particularly from increasing private label growth), and the implementation of our Schiff Grow Move Free initiative to defend the brand against competition. During the fiscal 2003 fourth quarter, we began implementing our Schiff Grow Move Free initiative. The initiative included incremental selling and marketing support intended to both defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. During fiscal 2004 and 2005, we continued our incremental selling and marketing investment in support of our Move Free brand. During the fiscal 2005 second quarter, we launched our Lubriflex3 product and supported the introduction with significant selling and marketing support. We believe that our overall fiscal 2005 and 2004 Move Free and other branded joint care category net sales benefited from these initiatives.

Factors affecting our historical results, including the previous implementation of strategic initiatives as well as continuing refinement of our growth and business strategies, are ongoing considerations and processes. While the focus of these considerations is to improve future profitability, we cannot assure you that our decisions relating to these initiatives will not adversely impact our results of operations and financial condition.

Results of Operations
Fiscal 2006 Compared to Fiscal 2005

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2006 and 2005, (dollars in thousands):

	2006		2005

Net sales	$178,372	100.0%	$173,095	100.0%
Cost of goods sold	119,303	66.9	113,351	65.5

Gross profit	59,069	33.1	59,744	34.5
Operating expenses:
Selling and marketing	28,957	16.3	27,750	16.0
General and administrative	14,863	8.3	13,956	8.1
Research and development	2,851	1.6	3,245	1.9
Amortization of intangible assets	22	—	30	—
Reimbursement of import costs	(2,665)	(1.5)	—	—
Total operating expenses	44,028	24.7	44,981	26.0

Income from operations	15,041	8.4	14,763	8.5
Other income, net	3,318	1.9	44	—
Income tax expense	(2,393)	(1.3)	(2,751)	(1.6)

Income from continuing operations	$15,966	9.0%	$12,056	6.9%

Net Sales. Net sales increased approximately 3.0% to $178.4 million for fiscal 2006, from $173.1 million for fiscal 2005. An increase in aggregate branded net sales volume, primarily in our joint care category, was substantially offset by an expected decrease in private label sales volume.

Aggregate branded net sales increased approximately 16.3% to $145.2 million for fiscal 2006, from $124.9 million for fiscal 2005. Branded joint care product sales volume increased approximately $27.0 million, or 21.1%, which more than offset a $7.2 million increase in sales price reductions related to incremental promotional incentives and a $0.6 million increase in allowances for potential product returns associated with branded sales. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction. We are utilizing more price-discount like promotions due to increased competition, including from private label, and to support and ultimately increase our market share. Move Free net sales increased to $86.2 million for fiscal 2006 from $68.9 million for fiscal 2005, primarily due to increased sales volume, as prices remained relatively stable.

Private label sales were $33.2 million and $48.2 million, respectively, for fiscal 2006 and 2005. During fiscal 2005 and early fiscal 2006, as a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from customers, we discontinued certain private label (contract manufacturing) business. Net sales for the discontinued private label business amounted to approximately $1.7 million and $22.6 million, respectively, for fiscal 2006 and 2005. This decrease was partially offset by a sales volume increase in our remaining private label business and the securing of incremental private label business during fiscal 2006.

Gross Profit. Gross profit decreased approximately 1.1% to $59.1 million for fiscal 2006, from $59.7 million for fiscal 2005. Gross profit, as a percentage of net sales, was 33.1% and 34.5%, respectively, for fiscal 2006 and 2005. The decrease in gross profit was primarily due to an approximate $10.0 million increase in joint care raw material costs and an approximate $8.4 million increase in sales price reductions related to incremental promotional incentives and free goods costs. The decrease was substantially offset by an overall increase in sales volume coupled with a significant change in sales mix towards higher-margin branded sales.

Operating Expenses. Operating expenses decreased approximately 2.1% to $44.0 million for fiscal 2006, from $45.0 million for fiscal 2005. Operating expenses, as a percentage of net sales, were 24.7% and 26.0%, respectively, for fiscal 2006 and 2005. This decrease resulted primarily from the fiscal 2006 inclusion of approximately $2.7 million in reimbursement from certain suppliers of previously incurred costs associated with imported raw materials, partially offset by an increase in selling and marketing and general and administration expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $29.0 million for fiscal 2006, from $27.8 million for fiscal 2005. Selling and marketing expenses, as a percentage of net sales, were 16.3% and 16.0%, respectively, for fiscal 2006 and 2005. The increase resulted primarily from an increase in advertising and other marketing expenses in support of our fiscal 2006 introduction of Move Free Advanced, partially offset by a change in allocation of certain personnel related costs from selling and marketing expense to general and administrative expense subsequent to the sale of our Haleko Unit.

General and administrative expenses increased to $14.9 million for fiscal 2006, from $14.0 million for fiscal 2005. The increase was primarily due to an increase in personnel related costs of approximately $1.7 million, including severance expense of approximately $0.4 million, recognition of incremental stock-based compensation expense of approximately $0.6, including the impact of adopting SFAS No. 123R effective March 1, 2006, and the change in allocation of certain personnel related costs from selling and marketing expenses to general and administrative expense subsequent to the sale of our Haleko Unit.  These increases were partially offset by a reduction in legal related costs during fiscal 2006.

Research and development costs decreased to approximately $2.9 million for fiscal 2006, from $3.2 million for fiscal 2005, resulting primarily from a decrease in contracted research relating to new product initiatives.

Other Income/Expense. Other income, net, was $3.3 million for fiscal 2006, compared to a nominal amount for fiscal 2005. We recognized approximately $1.6 million of incremental interest income for fiscal 2006, resulting primarily from an increase in cash and investment (available-for-sale) securities. As a result of the divestiture of our Haleko Unit, certain international operating entities were substantially liquidated. Accordingly, we recognized a non-taxable net foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders’ equity, of approximately $1.6 million during fiscal 2006.

Provision for Income Taxes. Provision for income taxes was $2.4 million for fiscal 2006, compared to $2.8 million for fiscal 2005. The fiscal 2006 first quarter sale of our Haleko Unit resulted in the recognition of a gain under Internal Revenue Code Section 987 (“Section 987”). We reduced our estimated deferred tax liability for Section 987 obligations by approximately $1.5 million, which is reflected as a decrease in income tax expense for fiscal 2006. In addition, we reduced certain valuation allowances and contingent tax liabilities by approximately $3.7 million during fiscal 2006. As a result of these unusual items, the favorable impact of the non-taxable net foreign currency translation gain (see “Other Income/Expense” above) and tax-exempt interest income, our effective tax rate was 13.0% for fiscal 2006, compared to 18.6% for fiscal 2005.

Results of Operations
Fiscal 2005 Compared to Fiscal 2004

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2005 and 2004, (dollars in thousands):

	2005		2004

Net sales	$173,095	100.0%	$168,127	100.0%
Cost of goods sold	113,351	65.5	107,472	63.9

Gross profit	59,744	34.5	60,655	36.1
Operating expenses:
Selling and marketing	27,750	16.0	26,389	15.7
General and administrative	13,956	8.1	17,249	10.2
Research and development	3,245	1.9	2,975	1.8
Amortization of intangible assets	30	—	120	0.1
Total operating expenses	44,981	26.0	46,733	27.8

Income from operations	14,763	8.5	13,922	8.3
Other income (expense), net	44	—	(96)	(0.1)
Income tax expense	(2,751)	(1.6)	(5,230)	(3.1)

Income from continuing operations	$12,056	6.9%	$8,596	5.1%

Net Sales. Net sales increased approximately 3.0% to $173.1 million for fiscal 2005, from $168.1 million for fiscal 2004. An increase in aggregate branded net sales, primarily in our joint care category, was substantially offset by an expected decrease in private label sales.

Aggregate branded net sales increased approximately 9.3% to $124.9 million for fiscal 2005, from $114.2 million for fiscal 2004. Branded joint care product sales volume increased approximately $20.3 million, or 18.8%, offset by a $3.2 million decrease in other Schiff branded sales volume, a $7.6 million increase in sales price reductions related to incremental promotional incentives and a $1.2 million decrease in allowances for potential product returns associated with branded sales. Move Free net sales were $68.9 million and $66.2 million, respectively, for fiscal 2005 and 2004.

Private label sales were $48.2 million and $53.9 million, respectively, for fiscal 2005 and 2004. During fiscal 2005, as a result of significant volatility in raw material costs and the inability to secure an acceptable price increase from the customers, we discontinued certain private label (contract manufacturing) business. Net sales for the discontinued private label business amounted to approximately $22.6 million and $29.8 million, respectively, for fiscal 2005 and 2004.

Gross Profit. Gross profit decreased approximately 1.5% to $59.7 million for fiscal 2005, from $60.7 million for fiscal 2004. Gross profit, as a percentage of net sales, was 34.5% and 36.1%, respectively, for fiscal 2005 and 2004. The decrease in gross profit was primarily due to an $8.1 million increase in joint care category raw material costs and a $7.8 million increase in sales price reductions related to incremental promotional incentives and free goods costs, substantially offset by an approximate $12.3 million increase due to a change in sales mix towards higher-margin branded sales and a $2.3 million decrease in allowances for potential product returns and inventory related costs.

Operating Expenses. Operating expenses decreased approximately 3.7% to $45.0 million for fiscal 2005, from $46.7 million for fiscal 2004. Operating expenses, as a percentage of net sales, were 26.0% and 27.8%, respectively, for fiscal 2005 and 2004. A significant decrease in general and administrative expenses was partially offset by an increase in selling and marketing expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $27.8 million for fiscal 2005, from $26.4 million for fiscal 2004. Selling and marketing expenses, as a percentage of net sales, were 16.0% and 15.7%, respectively, for fiscal 2005 and 2004. The increase resulted primarily from an increase in marketing expenses in support of our fiscal 2005 launch of our Lubriflex3 product.

General and administrative expenses decreased to $14.0 million for fiscal 2005, from $17.2 million for fiscal 2004. The decrease in general and administrative expenses resulted primarily from a $4.4 million reduction in legal related costs, partially offset by the fiscal 2004 recovery of approximately $1.1 million of previously recognized notes receivable valuation allowances.

Research and development costs increased to approximately $3.2 million for fiscal 2005, from $3.0 million for fiscal 2004, resulting primarily from an increase in contracted research relating to new product initiatives.

Other Income/Expense. Other income/expense, net, remained relatively constant for fiscal 2005 and 2004. We recognized approximately $0.4 million of incremental interest income for fiscal 2005, resulting from the increase in cash and investment (available-for-sale) securities. We settled certain outstanding notes receivable in fiscal 2004 primarily through reacquiring 994,017 shares of our outstanding Class A common stock. As a result of these settlement transactions, we recognized approximately $0.7 million in previously unrecognized interest income on the notes receivable. We also recognized less interest expense in fiscal 2005 due to an overall reduction in total indebtedness.

Provision for Income Taxes. Provision for income taxes was $2.8 million for fiscal 2005, compared to $5.2 million for fiscal 2004. The change resulted primarily from a significant decrease in our effective tax rate, partially offset by an increase in pre-tax income. During fiscal year 2002, we implemented a tax initiative which created a significant tax net operating loss (“NOL”). The NOL was carried back to obtain tax refunds and the remaining balance was carried forward. At the time of the transaction, we established a valuation allowance as a contingency against potential claims from a subsequent Internal Revenue Service (“IRS”) challenge, and the potential implications to the NOL carryforwards. During fiscal year 2004, the IRS commenced an examination of our fiscal 2002 U.S. income tax return and subsequently expanded the audit to include fiscal years 2003 and 2004. Upon the conclusion of the IRS audit, during fiscal 2005, we recognized an income tax benefit of approximately $2.9 million, which includes partial reversal of the valuation allowance and an adjustment for research and development credits.

Liquidity and Capital Resources

Working capital increased $24.5 million to approximately $90.5 million at May 31, 2006, from $66.0 million at May 31, 2005, primarily due to a $13.5 million increase in cash and a $15.9 million increase in investment (available-for-sale) securities resulting primarily from operating cash flows for fiscal 2006 and the sale of our Haleko Unit. Net receivables decreased by approximately $8.9 million. The decrease includes a reduction of $13.9 million due to the sale of our Haleko Unit, partially offset by an increase of $4.0 million primarily due to an increase in net sales for the fiscal 2006 fourth quarter as compared to the fiscal 2005 fourth quarter. Inventories decreased by approximately $8.9 million primarily due to the sale of our Haleko Unit. Total current liabilities decreased by approximately $15.1 million, which includes a $13.7 million reduction due to the sale of our Haleko Unit.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”) (formerly Weider Nutrition Group, Inc.), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent. The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions. Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate. The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At May 31, 2006, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility. On August 23, 2006 we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.

Our European working capital needs (primarily our former Haleko Unit) were supported by a Germany-based secured credit facility (the “Haleko Facility”) that was subject to annual renewal. Our obligations under the Haleko Facility were secured by a first priority lien on substantially all Haleko tangible and intangible assets. In connection with the sale of our Haleko Unit (see Note 2 of the Notes to Consolidated Financial Statements), the purchaser assumed the liabilities and obligations under the Haleko Facility.

We believe that our cash, cash flows from operations and the financing sources discussed above will be sufficient to meet our normal cash operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, product rights and other investments that are compatible with or complimentary to our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt. If a material acquisition, divestiture or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Our Board of Directors will determine dividend policy in the future based upon, among other factors, results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, our credit facility contains certain customary financial covenants that may limit our ability to pay dividends on our common stock. We can give no assurance that we will pay dividends in the future.

A summary of our outstanding contractual obligations at May 31, 2006 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$16,190	$2,367	$4,939	$4,647	$4,237
Purchase obligations	21,702	21,702	—	—	—
Total obligations	$37,892	$24,069	$4,939	$4,647	$4,237

Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to the valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, valuation of deferred tax assets, valuation of share-based payments and recoverability of long-lived assets. Note 1 of the Notes to Consolidated Financial Statements describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value. For fiscal 2006, 2005 and 2004, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.4 million, $0.4 million and $0.2 million, respectively. At May 31, 2006 and 2005, our inventory valuation allowance amounted to approximately $0.8 million and $2.2 million, respectively. Our inventory valuation allowance decreased by approximately $1.0 million as a result of the sale of our Haleko Unit. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. Changes in our allowances for doubtful accounts, sales returns and discounts resulted in an increase in our gross profit and operating income of approximately $0.7 million for fiscal 2006. Fiscal 2005 and 2004 gross profit and operating income were not significantly impacted by changes in these allowances. At May 31, 2006 and 2005, our allowance for doubtful accounts, sales returns and discounts amounted to approximately $3.3 million and $4.8 million, respectively. Our allowance for doubtful accounts, sales returns and discounts decreased by approximately $0.8 million as a result of the sale of our Haleko Unit. Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets resulting from certain tax credit carryforwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent that it is more likely than not that future operations will not generate sufficient profit to utilize the tax credit carryforwards, valuation allowances are established. Changes in these valuation allowances resulted in an increase in net income of approximately $3.1 million, $1.8 million and $0.3 million, respectively, for fiscal 2006, 2005 and 2004. At May 31, 2006 and 2005, our deferred tax asset valuation allowances, primarily relating to foreign net operating loss and tax credit carryforwards, amounted to approximately $0.7 million and $3.8 million, respectively.

•
We recognize compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. For fiscal 2006, we recognized compensation expense related to these awards of approximately $0.5 million. At May 31, 2006, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $5.3 million.

•
We have certain intangible assets, primarily consisting of goodwill. The determination of whether or not goodwill is impaired involves significant judgment. Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

Impact of Inflation

Inflation affects the cost of raw materials, goods and services we use. In recent years, inflation has been modest. We seek to mitigate the adverse effects of inflation primarily through improved productivity, strategic buying initiatives, and cost containment programs. However, the nutritional supplement industry competitive environment limits our ability to recover higher costs resulting from inflation by raising prices. During fiscal 2005 and fiscal 2006, we were unable to pass on increases in raw material costs relating to our joint care products to our customers. See further discussion of raw material pricing matters in the “General” and “Results of Operations” sections above.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as a current-period expense. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The inventory costing provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, supersedes Accounting Principals Board (“APB”) Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. SFAS No. 123R also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, we are required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. Effective March 1, 2006, we adopted SFAS No. 123R using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of approximately $0.1 million for fiscal 2006, resulting in a corresponding decrease in income from continuing operations and net income. There was no impact on basic and diluted earnings per share. Cash provided by operating activities decreased and cash provided by financing activities increased by approximately $0.4 million related to excess tax benefits from stock-based payment arrangements. Also, remaining deferred compensation costs totaling approximately $0.2 million were reclassified to additional paid-in capital.

In November 2005, the FASB issued FASB Staff Position No. 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. We are still in the process of calculating the APIC Pool and have not yet determined if we will elect to adopt the simplified method.

In July 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes,” (“FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements. The tax benefit recognizing, measuring and disclosing provisions of FIN No. 48 are effective at the beginning of the first fiscal year that begins after December 15, 2006. We have not yet determined the impact of implementing FIN No. 48 on our results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion involves forward-looking statements of market risk which assume that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered our projections of future events or losses.

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates. Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure. We do not use financial instruments for trading purposes. We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data and the report of Deloitte & Touche LLP, our independent registered public accountants, are on the following pages F-1 through F-20 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See our 2006 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Board Committees Information,” “Nominees for Election to our Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Code of Business Conduct and Ethics is also incorporated by reference to our 2006 Definitive Proxy Statement under the heading “Board of Directors and Board Committees Information.”

We have filed the certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes - Oxley Act of 2004 as exhibits to this Annual Report on Form 10-K.

On November 21, 2005, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

See our 2006 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Board Committees Information,” “Compensation of Named Executive Officers” and “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth under Item 5 herein and in our 2006 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Stock Ownership of Beneficial Owners, Directors and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See our 2006 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See our 2006 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Fees Paid to Independent Public Accountants.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts. All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

(3)	Exhibits

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (13)
10.1.	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (2)
10.2.	Agreement by and between Joseph Weider and Weider Health and Fitness. (2)
10.3.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (2)
10.4.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (2)
10.5.	License Agreement between Mariz Gestao E Investimentos Limitada and Weider Nutrition Group, Limited. (2)
10.6.	Agreement between Schiff Nutrition Group, Inc. and Bruce J. Wood. (4)*
10.7.	Form Agreement between Schiff Nutrition Group, Inc. and certain of its executives. (4)*
10.8.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (5)
10.9.	Employment Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (6)*
10.10.	Consulting Agreement between Weider Nutrition Group, Inc. and Gustin Foods, LLC dated as of February 1, 2004. (7)
10.11.	Weider Nutrition International, Inc. 2004 Incentive Award Plan. (8)
10.12.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investimentos Limitada and Weider Nutrition Group, Inc. (9)
10.13.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (9)
10.14.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (9)
10.15.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (9)
10.16.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (10)
10.17.	Form of Indemnification Agreement between Weider Nutrition International, Inc. and certain of its executives and directors. (11)*
10.18.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (12)*
21.1.	Subsidiaries of Schiff Nutrition International, Inc. (13)
23.1.	Consent of Independent Registered Public Accounting Firm. (13)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (13)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (13)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (13)

(1)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-12929), filed on October 16, 1996 and incorporated herein by reference.
(3)	Previously filed in the Company’s Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(4)	Previously filed in the Company’s Current Report on Form 8-K filed on February 3, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(6)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2002 and incorporated herein by reference.
(7)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(8)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(9)	Previously filed in the Company’s Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(10)	Previously filed in the Company’s Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company’s Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(12)	Previously filed in the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
(13)	Filed herewith.

*	Management contract.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schiff Nutrition International, Inc.

By:	/s/ Bruce J. Wood
Bruce J. Wood
Dated: August 28, 2006	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weider	Chairman of the Board	August 28, 2006
Eric Weider	and Director

/s/ Bruce J. Wood	Chief Executive Officer,	August 28, 2006
Bruce J. Wood	President and Director
(Principal Executive Officer)

/s/ Joseph W. Baty	Executive Vice President and	August 28, 2006
Joseph W. Baty	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald L. Corey	Director	August 28, 2006
Ronald L. Corey

/s/ Roger H. Kimmel	Director	August 28, 2006
Roger H. Kimmel

/s/ George F. Lengvari	Vice Chairman of the Board	August 28, 2006
George F. Lengvari	and Director

/s/ Brian P. McDermott	Director	August 28, 2006
Brian P. McDermott

/s/ H. F. Powell	Director	August 28, 2006
H. F. Powell

SCHIFF NUTRITION INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Schiff Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Schiff Nutrition International, Inc. and subsidiaries (collectively, the “Company”) as of May 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schiff Nutrition International, Inc. and subsidiaries at May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
August 23, 2006

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 31, 2006 AND 2005
(dollars in thousands, except share data)

ASSETS
	2006	2005
Current assets:
Cash and cash equivalents	$24,899	$11,358
Available-for-sale securities (Note 3)	40,120	24,212
Receivables, net (Note 4)	20,431	29,300
Inventories (Note 5)	23,515	32,419
Prepaid expenses and other	2,444	4,297
Deferred taxes, net (Note 11)	2,419	2,857

Total current assets	113,828	104,443

Property and equipment, net (Note 6)	13,287	16,714

Other assets:
Goodwill (Note 7)	4,346	4,346
Intangible assets, net (Note 7)	—	23
Deposits and other assets	154	1,310
Deferred taxes, net (Note 11)	—	1,430

Total other assets	4,500	7,109

Total assets	$131,615	$128,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,547	$16,566
Accrued expenses (Note 9)	11,472	13,577
Short-term debt (Note 10)	—	3,020
Income taxes payable	1,293	5,268

Total current liabilities	23,312	38,431

Deferred taxes, net (Note 11)	796	—

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding -11,606,193 (2006) and 11,309,910 (2005)	116	113
Class B common stock, par value $.01 per share; shares authorized - 25,000,000; shares issued and outstanding -14,973,148	150	150
Additional paid-in capital	88,488	86,857
Deferred compensation costs	—	(366)
Other accumulated comprehensive income (Note 12)	—	167
Retained earnings	18,753	2,914

Total stockholders’ equity	107,507	89,835

Total liabilities and stockholders’ equity	$131,615	$128,266

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MAY 31, 2006, 2005 AND 2004
(dollars in thousands, except share data)

	2006	2005	2004

Net sales	$178,372	$173,095	$168,127

Cost of goods sold	119,303	113,351	107,472

Gross profit	59,069	59,744	60,655

Operating expenses:
Selling and marketing	28,957	27,750	26,389
General and administrative	14,863	13,956	17,249
Research and development	2,851	3,245	2,975
Amortization of intangible assets	22	30	120
Reimbursement of import costs	(2,665)	—	—

Total operating expenses	44,028	44,981	46,733

Income from operations	15,041	14,763	13,922

Other income (expense):
Interest income	2,005	441	845
Interest expense	(165)	(262)	(1,013)
Foreign currency translation	1,613	—	—
Other	(135)	(135)	72

Total other income (expense), net	3,318	44	(96)

Income from continuing operations before income taxes	18,359	14,807	13,826

Income tax expense	2,393	2,751	5,230

Income from continuing operations	15,966	12,056	8,596

Income (loss) from discontinued operations, net of income taxes (Note 2)	(127)	(5,487)	291

Net income	$15,839	$6,569	$8,887

Weighted average shares outstanding:
Basic	26,274,066	25,816,553	25,873,721
Diluted	26,999,240	26,417,535	26,771,182

Income per share - basic:
Income from continuing operations	$0.61	$0.47	$0.33
Income (loss) from discontinued operations	(0.01)	(0.22)	0.01

Net income	$0.60	$0.25	$0.34

Income per share - diluted:
Income from continuing operations	$0.59	$0.46	$0.32
Income (loss) from discontinued operations	—	(0.21)	0.01

Net income	$0.59	$0.25	$0.33

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2006, 2005 AND 2004
(in thousands)

						Other
					Deferred	Accum.	Retained
	Common Stock			Add’l	Compen-	Comp.	Earnings
	Class A		Class B	Paid-In	sation	Income	(Accum.
	Shares	Amount	Amount	Capital	Costs	(Loss)	Deficit)	Total

Balance at June 1, 2003	11,916	$119	$150	$86,943	$(873)	$(4,951)	$(12,542)	$68,846

Comprehensive income:
Net income	—	—	—	—	—	—	8,887	8,887
Foreign currency translation adjustments (Note 12)	—	—	—	—	—	891	—	891
Total comprehensive income								9,778
Cancellation of restricted stock (Note 13)	(23)	—	—	(37)	37	—	—	—
Stock options exercised	228	2	—	604	—	—	—	606
Tax benefit from stock options exercised	—	—	—	203	—	—	—	203
Stock received as payment of notes receivable (Note 8)	(994)	(10)	—	(3,811)	—	—	—	(3,821)
Amortization of deferred compensation costs	—	—	—	—	201	—	—	201

Balance at May 31, 2004	11,127	111	150	83,902	(635)	(4,060)	(3,655)	75,813

Comprehensive income:
Net income	—	—	—	—	—	—	6,569	6,569
Foreign currency translation adjustments (Note 12)	—	—	—	—	—	4,227	—	4,227
Total comprehensive income	(60)							10,796
Cancellation of restricted stock (Note 13)	—	—	—	(96)	96	—	—	—
Stock options exercised	270	2	—	714	—	—	—	716
Tax benefit from stock options exercised	—	—	—	261	—	—	—	261
Stock received for payment of income taxes on restricted stock compensation	(27)	—	—	(108)	—	—	—	(108)
Amortization of deferred compensation costs	—	—	—	—	173	—	—	173
Gain on sale of Weider branded business, net of income taxes (Note 2)	—	—	—	2,184	—	—	—	2,184

Balance at May 31, 2005	11,310	113	150	86,857	(366)	167	2,914	89,835

Comprehensive income:
Net income	—	—	—	—	—	—	15,839	15,839
Foreign currency translation adjustments (Note 12)	—	—	—	—	—	(167)	—	(167)
Total comprehensive income								15,672
Cancellation of restricted stock (Note 13)	(28)	—	—	(45)	45	—	—	—
Stock options exercised	354	3	—	965	—	—	—	968
Tax benefit from stock options exercised	—	—	—	406	—	—	—	406
Stock received for payment of income taxes on restricted stock compensation	(30)	—	—	(143)	—	—	—	(143)
Amortization of deferred compensation costs	—	—	—	—	117	—	—	117
Stock-based compensation	—	—	—	652	—	—	—	652
Adoption of SFAS No. 123R (Note 1)	—	—	—	(204)	204	—	—	—

Balance at May 31, 2006	11,606	$116	$150	$88,488	$—	$—	$18,753	$107,507

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2006, 2005 AND 2004
(dollars in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$15,839	$6,569	$8,887
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of bad debts/valuation allowances	(109)	—	(1,059)
Deferred taxes	2,664	(8,362)	6,182
Depreciation and amortization	3,049	5,534	5,309
Asset impairment	—	9,346	—
Interest income on settlement of notes receivables	—	—	(630)
Amortization and write-off of financing fees	55	141	524
Loss (gain) on disposition of net assets held for sale and property and equipment	137	(41)	(1,517)
Stock-based compensation	769	173	201
Tax benefit from stock options exercised	406	261	203
Excess tax benefit from stock options exercised	(48)	—	—
Foreign currency translation	(1,613)	—	—
Other	—	3	97
Changes in operating assets and liabilities:
Receivables	(4,841)	1,939	(8,342)
Inventories	862	(8,898)	(888)
Prepaid expenses and other	609	374	(709)
Deposits and other assets	281	514	2,543
Accounts payable	2,184	5,588	(4,117)
Accrued expenses	1,361	(871)	(1,409)
Income taxes payable	(3,922)	5,268	—

Net cash provided by operating activities	17,683	17,538	5,275

Cash flows from investing activities:
Purchase of property and equipment	(2,894)	(2,429)	(1,680)
Proceeds from disposition of net assets held for sale and property and equipment	10	959	7,255
Purchase of intangible assets	—	(7)	—
Proceeds from sales of Haleko Unit and Weider branded business (Note 2)	13,683	9,647	—
Purchase of available-for-sale securities	(52,011)	(25,012)	—
Proceeds from sale of available-for-sale securities	36,103	800	—
Collection of notes receivable	600	100	4

Net cash provided by (used in) investing activities	(4,509)	(15,942)	5,579

Cash flows from financing activities:
Proceeds from debt	1,693	4,470	2,705
Payments on debt	(2,194)	(2,818)	(10,451)
Proceeds from stock options exercised	968	716	606
Acquisition and retirement of common stock	(143)	(108)	—
Excess tax benefit from stock options exercised	48	—	—

Net cash provided by (used in) financing activities	372	2,260	(7,140)

Effect of exchange rate changes on cash	(5)	53	272

Increase in cash and cash equivalents	13,541	3,909	3,986

Cash and cash equivalents, beginning of year	11,358	7,449	3,463

Cash and cash equivalents, end of year	$24,899	$11,358	$7,449

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business - We develop, manufacture, market and distribute branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff and Tiger’s Milk, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

At our 2005 annual meeting of stockholders in October 2005, our stockholders approved a corporate name change from Weider Nutrition International, Inc. to Schiff Nutrition International, Inc.

Principles of Consolidation - Our consolidated financial statements include the accounts of Schiff Nutrition International, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

Use of Estimates and Assumptions in Preparing Financial Statements - In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, valuation of deferred tax assets, valuation of share-based payments and recoverability of long-lived assets. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

Cash Equivalents - Cash equivalents include highly liquid investments with an original maturity of three months or less.

Available-for-Sale Securities - Available-for-sale securities, consisting of equity and debt securities, are carried at their fair value based upon the quoted market prices at period end. Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in other accumulated comprehensive income (loss) in stockholders’ equity until realized. We periodically evaluate whether any declines in the fair values of our available-for-sale securities are other-than temporary. This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financing by the company that issued the security; or other conditions that indicate the value of our investments.

Inventories - Inventories, primarily consisting of direct materials, direct labor and manufacturing overhead, are stated at the lower of cost (on a first-in, first-out basis) or market value.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation expense was $3,026 (2006), $4,494 (2005) and $4,431 (2004), computed using the straight-line method over the estimated useful lives of 31 to 50 years for buildings, 2 to 10 years for furniture and equipment and 3 to 8 years for leasehold improvements. Leasehold improvements are depreciated over the shorter of their useful life or of the lease term.

Intangible Assets - Goodwill and other intangible assets with indefinite lives are tested for impairment, at least annually, rather than amortized. Other intangibles with definite lives are amortized using the straight-line method over estimated useful lives of 2 to 5 years.

Long-Lived Assets - We evaluate the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognize an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. As disclosed in Note 2, during fiscal 2005, we recognized an impairment loss of $9,346 in conjunction with the sale of our Haleko Unit.

Income Taxes - We record deferred income tax liabilities and assets for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

Revenue Recognition - Sales are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. Although we utilize a variety of shipping terms, our primary shipping terms are “FOB Destination.”

Net sales represent products at gross sales price, less estimated returns and allowances for which provisions are made at the time of sale and less certain other discounts, allowances and sales incentives. We utilize various types of sales incentives and promotions in marketing our products; including, price reductions, coupons, rebate offers, slotting fees and free product. Generally, the cost of these sales incentives and promotions, with the exception of free product, are accounted for as a direct reduction of sales. The cost of free product is classified as cost of goods sold.

Sales by Geographic Area - Total domestic and international net sales amounted to $173,165 and $5,207, respectively, for fiscal 2006; $168,648 and $4,447, respectively, for fiscal 2005; and $165,319 and $2,808, respectively, for fiscal 2004. Net sales are attributed to the country in which our customer is located.

Advertising Costs - Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place. Cooperative advertising payments to retailers are generally accounted for as an operating expense; however, the portion of the cost in excess of the estimated fair value of the benefit received is classified as a direct reduction of sales. Total advertising costs were $12,026, $13,463 and $14,346, respectively, for fiscal 2006, 2005 and 2004, of which $12,026, $11,462 and $11,573, respectively, is included in selling and marketing expenses and $0, $2,001 and $2,773, respectively, is included in discontinued operations.

Shipping and Handling Costs - Shipping costs were $3,803, $6,610 and $7,384, respectively, for fiscal 2006, 2005 and 2004, of which $3,803, $3,352 and $3,234, respectively, is included in selling and marketing expenses and $0, $3,258 and $4,150, respectively, is included in discontinued operations. Handling costs were $2,364, $4,411 and $3,924, respectively, for fiscal 2006, 2005 and 2004, of which $2,364, $2,230 and $2,104, respectively, is included in general and administrative expenses and $0, $2,181 and $1,820, respectively, is included in discontinued operations.

Concentration Risk - The combined net sales to our two largest customers are significant and, as a result of recent divestitures (see Note 2), concentration risk has increased. At May 31, 2006 and 2005, respectively, amounts due from Customer A represented approximately 30% and 21% and amounts due from Customer B represented approximately 27% and 15% of total trade accounts receivable. For fiscal 2006, 2005 and 2004, respectively, Customer A accounted for approximately 33%, 38% and 42% and Customer B accounted for approximately 37%, 34% and 33% of total net sales. Net sales of our Schiff Move Free brand accounted for approximately 48%, 40% and 39%, respectively, of total net sales for fiscal 2006, 2005 and 2004.

Stock-Based Compensation - Effective March 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective method and began recognizing compensation expense for all awards granted after March 1, 2006, and for the unvested portion of previously granted awards that were outstanding at March 1, 2006. Compensation expense is recognized over the vesting period based on the computed fair value on the grant date of the award.

Prior to March 1, 2006, we disclosed the effect of SFAS No. 123, “Accounting for Stock-Based Compensation,” on a proforma basis and continued to follow Accounting Principles Board (“APB”) Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

Proforma information regarding net income and net income per share is required by SFAS No. 123R and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123R. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. Proforma net income and net income per share for fiscal 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Net income, as reported	$15,839	$6,569	$8,887
Deduct stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(232)	(371)	(340)

Net income, proforma	$15,607	$6,198	$8,547

Basic net income per share, as reported	$0.60	$0.25	$0.34
Diluted net income per share, as reported	0.59	0.25	0.33
Basic net income per share, proforma	0.59	0.24	0.33
Diluted net income per share, proforma	0.58	0.23	0.32

Net Income Per Share - Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options, restricted stock and restricted stock units (“Common Stock Equivalents”).

Net income per diluted share for fiscal 2006, 2005 and 2004, respectively, excludes the effect of options to purchase 1,480,585, 2,111,692 and 1,838,551 shares because the exercise price exceeds the average market price and therefore would have been anti-dilutive.

Financial Instruments - Our financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Foreign Currency Translation - We consider the local currency as the functional currency for our foreign operations. Assets and liabilities are translated at period-end exchange rates and all statements of income amounts are translated using average monthly rates. As a result of the divestitures of our Haleko Unit and Weider branded business, certain international operating entities became substantially liquidated. Accordingly, we recognized a non-taxable foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders’ equity, of approximately $1.6 million during fiscal 2006.

Hedging Activities - We account for hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. At May 31, 2006, we were not party to any derivatives. At May 31, 2005, we were party to one interest rate derivative with a fair value of approximately $49.

Reimbursement of Import Costs - Our operating results for fiscal 2006 were favorably impacted by approximately $2.7 million in reimbursement from certain suppliers. These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Recently Issued Accounting Standards - In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as a current-period expense. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The inventory costing provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. SFAS No. 123R also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, we are required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. Effective March 1, 2006, we adopted SFAS No. 123R using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of approximately $104 for fiscal 2006. The incremental stock-based compensation expense caused income from continuing operations to decrease by $104 and, net income to decrease by $62. The impact on basic and diluted earnings per share was nil. Cash provided by operating activities decreased and cash provided by financing activities increased by $406 related to excess tax benefits from stock-based payment arrangements. Also, remaining deferred compensation costs totaling $204 were reclassified to additional paid-in capital.

In November 2005, the FASB issued FASB Staff Position No. 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. We are still in the process of calculating the APIC Pool and have not yet determined if we will elect to adopt the simplified method.

In July 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes,” (“FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements. The tax benefit recognizing, measuring and disclosing provisions of FIN No. 48 are effective at the beginning of the first fiscal year that begins after December 15, 2006. We have not yet determined the impact of implementing FIN No. 48 on our results of operations and financial condition.

2.	DIVESTITURES

Effective May 1, 2005 (the first day of Haleko’s fiscal 2006), we sold our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for approximately $15,089 in cash. The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko Unit. In connection with the sale, we incurred transaction related costs of approximately $687 and relinquished cash of approximately $719. In accordance with SFAS No. 144, we recognized an impairment loss of $9,346 in fiscal 2005 as the cash proceeds, net of the transaction related costs and including a realized foreign currency translation loss of $723, were less than the carrying value of our Haleko Unit’s long-lived assets.

The carrying amounts of the Haleko Unit assets and liabilities, included in the accompanying consolidated balance sheet at May 31, 2005, consist of the following:

Cash and cash equivalents	$711
Receivables, net	13,619
Inventories	8,042
Prepaid expenses and other	1,244
Property and equipment, net	3,378
Intangible assets, net	—
Deposits and other assets	420
Accounts payable	7,705
Accrued expenses	3,466
Short-term debt	2,519

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

In connection with the sale of the Weider branded business, we also entered into two separate agreements (domestic and European) whereby we agreed to provide certain general and administrative, research and development, and logistics services to WGN for an annual fee. The domestic service agreement provided for a one year term, with an option by either party to extend the term for one additional year. The parties exercised this option for the second year and have further extended the term of the agreement through March 1, 2008. In connection with the sale of our Haleko Unit, the European service agreement was transferred to the purchaser of the Haleko Unit. We also received a license to use the Weider name for corporate purposes prior to transitioning to our new name.

Effective in our fiscal 2004 first quarter, we sold substantially all of the assets of our Venice Beach sports apparel business to Hucke AG, a German apparel company, for net cash proceeds of approximately $7,134. In connection with the transaction, we recognized a gain of $977, net of income taxes of $612.

Historical operating results for our Haleko Unit, including the Venice Beach sports apparel business, and Weider branded business are reflected as discontinued operations in our consolidated financial statements, including the notes thereto for all periods presented. The remaining assets and related operations for the Active Nutrition Unit, including our Tiger’s Milk and Fi-Bar brands, have been consolidated into our Schiff Specialty Unit. We believe our remaining business, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

Summarized financial information included in discontinued operations for fiscal 2006, 2005 and 2004, is as follows:

	2006	2005	2004

Net sales	$—	$86,156	$89,402
Pre-tax income (loss)	(199)	(8,238)	499
Income tax expense (benefit)	(72)	(2,751)	208
Net income (loss)	(127)	(5,487)	291
Gain on sale, net of income taxes	—	—	977

3.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist primarily of auction rate securities, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value, which approximates unamortized cost, consist of the following at May 31:

	2006	2005

Federal, state and municipal debt securities	$29,114	$12,112
Corporate debt securities	7,306	5,600
Corporate equity securities	3,700	6,500

	$40,120	$24,212

Despite the long-term nature of these auction rate securities’ stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. These securities are classified as current assets in the accompanying consolidated balance sheets because we have the ability and intent to sell these securities as necessary to meet our current liquidity needs. Contractual maturities of debt securities are as follows at May 31, 2006:

Less than one year	$1,015
One to five years	1,950
Over five years	33,455

$36,420

The amount of unrealized gains or losses for fiscal 2006 and 2005 was not significant.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

4.	RECEIVABLES, NET

Receivables, net, consist of the following at May 31:

	2006	2005

Trade accounts	$23,103	$32,886
Income tax refund due from WHF	—	361
Current portion of note receivable due from WGN (see Note 2)	400	600
Other	248	215

	23,751	34,062
Less allowances for doubtful accounts, sales returns and discounts	(3,320)	(4,762)

Total	$20,431	$29,300

5.	INVENTORIES

Inventories consist of the following at May 31:

	2006	2005

Raw materials	$9,694	$11,419
Work in process	1,275	1,887
Finished goods	12,546	19,113

Total	$23,515	$32,419

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at May 31:

	2006	2005

Buildings	$—	$3,473
Furniture and equipment	29,065	37,721
Leasehold improvements	11,247	11,229
Construction in progress	1,164	83

	41,476	52,506
Less accumulated depreciation and amortization	(28,189)	(35,792)

Total	$13,287	$16,714

7.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following at May 31:

	2006			2005
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets - patents and trademarks	$2,090	$(2,090)	$—	$5,479	$(5,456)	$23

In connection with the sale of our Haleko Unit (see Note 2), during fiscal 2005, we recognized an impairment loss pertaining to intangible assets of approximately $3,506.

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
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

In order to facilitate the payment of individual income taxes, we made available to each Recipient a loan in principal amount up to 30% of the conversion value of the vested Performance Units held by each Recipient. These notes receivable were recourse, generally collateralized by the Recipients’ shares of our Class A common stock and originally repayable beginning in June 2002 and ending December of 2006.

In connection with subsequent collection efforts, settlement agreements were reached during fiscal 2004 with five of the six Recipients. Accordingly, we received $99 in cash and acquired and retired 994,017 shares of our Class A common stock valued at approximately $3,821 as full payment of the aggregate amount of principal and interest accrued on the notes. The settlement of these outstanding notes receivable resulted in the reduction of previously recognized allowances for unrealizable amounts of $1,069, reflected as a reduction of general and administrative expenses, and recognition of contractually due interest income of approximately $696. The remaining outstanding note, with a net balance of $40 at May 31, 2004, was settled in fiscal 2005.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:

	2006	2005

Accrued personnel related costs	$3,477	$4,564
Accrued promotional costs	5,260	3,927
Other	2,735	5,086

Total	$11,472	$13,577

10.	SHORT-TERM DEBT

Short-term debt consists of the following at May 31:

	2006	2005
Advances under a Germany, euro-based $10,335 (at May 31, 2005 exchange rate) secured revolving line of credit bearing interest at variable rates ranging from 4.00% to 7.25% at May 31, 2005; see below	$—	$2,483

Other	—	537

Total	$—	$3,020

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”) (formerly Weider Nutrition Group, Inc.), a $25,000 revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent. The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions. Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25,000 or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate. The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At May 31, 2006, there were no amounts outstanding and $25,000 was available for borrowing under the Credit Facility. On August 23, 2006 we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.

Our European working capital needs (primarily our former Haleko Unit) were supported by a Germany-based secured credit facility (the “Haleko Facility”) that was subject to annual renewal. Our obligations under the Haleko Facility were secured by a first priority lien on substantially all Haleko tangible and intangible assets. In connection with the sale of our Haleko Unit (see Note 2 of the Notes to Consolidated Financial Statements), the purchaser assumed the liabilities and obligations under the Haleko Facility.

Cash interest payments amounted to $110, $320 and $884, respectively, for fiscal 2006, 2005 and 2004.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

11.	INCOME TAXES

The components of income tax expense for fiscal 2006, 2005 and 2004, are as follows:

	2006	2005	2004
Federal:
Current	$2,647	$8,319	$(138)
Deferred	682	(4,306)	5,072
Change in valuation allowance	(1,185)	(1,618)	(280)

Foreign:
Current	—	—	—
Deferred	1,847	—	—
Change in valuation allowance	(1,847)	—	—

State and local:
Current	192	1,054	157
Deferred	135	(500)	468
Change in valuation allowance	(78)	(198)	(49)

Total	$2,393	$2,751	$5,230

Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:

	2006	2005	2004

Computed Federal income tax expense at the statutory rate of 34%	$6,242	$5,034	$4,701
Foreign tax rate differential	—	—	481
Miscellaneous credits	—	(1,029)	(315)
Change in valuation allowance	(3,110)	(1,816)	(329)
State income tax expense	327	554	625
Tax exempt interest	(275)	—	—
Foreign currency translation	(548)	—	—
Other	(243)	8	67

Total	$2,393	$2,751	$5,230

Net cash income tax payments amounted to $2,318, $1,895 and $1,353, respectively, for fiscal 2006, 2005 and 2004.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

Net deferred income taxes consist of the following at May 31:

	2006		2005
	Current	Long-Term	Current	Long-Term

Assets:
Accounts receivable allowances	$1,185	$—	$1,480	$—
Inventories adjustment	573	—	898	—
Deferred compensation	—	—	—	646
Accrued vacation, bonuses and other	922	335	782	508
Basis differences in fixed and intangible assets	—	—	—	3,508
Capital loss and charitable contribution carryforwards	—	—	—	524
Net operating loss carryforwards	—	—	—	2,559
Research and development, and other credits	—	985	—	792

Total	2,680	1,320	3,160	8,537

Liabilities:
Basis differences in fixed and intangible assets	—	(1,462)	—	—
Foreign currency adjustment	—	—	—	3,343
Other	261	—	303	—

Total	261	(1,462)	303	3,343

Deferred income taxes before valuation allowance	2,419	(142)	2,857	5,194
Valuation allowance	—	(654)	—	(3,764)

Deferred income taxes, net	$2,419	$(796)	$2,857	$1,430

At May 31, 2006, we have no net operating loss or capital loss carryforwards and approximately $654 in foreign tax credit carryforwards of which $460 expires in 2009 and $194 expires in 2010. We have established a valuation allowance for the full amount of the foreign tax credit carryforwards since no benefit is expected to be realized. The amount of the deferred tax assets considered realizable and the corresponding valuation allowance, however, could be reduced or increased in the near-term if facts, including the amount of taxable income, differs from our estimates. The decrease, or release, of the valuation allowance during the current year relates to the utilization of net operating loss and capital loss carryovers, and the resulting net operating loss release from the sale of the Haleko Unit, net of an increase due to expected unrealizability of the foreign tax credit carryforwards.

During fiscal 2002, we implemented a tax initiative which created a significant tax net operating loss (“NOL”). The NOL was carried back to obtain tax refunds and the remaining balance was carried forward. At the time of the transaction, we established a valuation allowance as a contingency against potential claims from a subsequent IRS challenge, and the potential implications to the NOL carryforwards.

During fiscal 2004, the IRS commenced an examination of our fiscal 2002 U.S. income tax return and subsequently expanded the audit to include fiscal years 2003 and 2004. Upon the conclusion of the IRS audit, during fiscal 2005, we recognized an income tax benefit of approximately $2,902, which includes partial reversal of the valuation allowance and an adjustment for research and development credits.

During fiscal 2006, we recognized additional income tax benefit of approximately $1,672, which includes reversal of the remaining valuation allowance and other contingent liabilities previously established in conjunction with the IRS audit and a German tax audit. In addition, we recognized income tax benefit of approximately $1,503, due to the adjustment of the IRS Code Section 987 gain recognized as a result of the sale of our Haleko Unit.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

12.	OTHER ACCUMULATED COMPREHENSIVE INCOME

Other accumulated comprehensive income of $167, net of income taxes of $855, consists only of foreign currency translation adjustments at May 31, 2005.

The components of other comprehensive income (loss) for fiscal 2006, 2005 and 2004, are as follows:

	Pre-tax Income (Loss)	Tax Expense (Benefit)	Net Income (Loss)
2006:
Foreign currency translation adjustments:
Unrealized gains	$—	$—	$—
Less reclassification adjustment for realized gain (loss)	(688)	(855)	167

Net unrealized gain (loss)	$688	$855	$(167)

2005:
Foreign currency translation adjustments:
Unrealized gains	$2,390	$(1,763)	$4,153
Less reclassification adjustment for realized loss	(127)	(53)	(74)

Net unrealized gain (loss)	$2,517	$(1,710)	$4,227

2004:
Net unrealized gain on foreign currency translation	$1,449	$558	$891

13.	STOCK-BASED COMPENSATION PLANS

Our 1997 Equity Participation Plan, as amended (the “1997 Plan”), provided for the granting of stock options, stock appreciation rights, restricted or deferred stock and other awards (“Awards”) to officers, directors and key employees responsible for the direction and management of our company and to non-employee consultants. Such Awards were granted at fair value as of the date of grant. Under the 1997 Plan, a total of 3,500,000 shares of Class A common stock (or the equivalent in other equity securities) were reserved for issuance.

On October 26, 2004, our stockholders adopted the Schiff Nutrition International, Inc. 2004 Incentive Award Plan (the “2004 Plan”). Our 2004 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards to officers, directors, employees and consultants of our company and its subsidiaries.

Shares available for grant include 2,000,000 shares of Class A common stock reserved for issuance under the 2004 Plan, plus the number of shares of Class A common stock that as of the date of adoption of the 2004 Plan were, or thereafter would otherwise become, available for issuance under the 1997 Plan.

Stock options granted under the 1997 Plan and 2004 Plan primarily become exercisable after one to five years from the date of grant in equal, ratable amounts per each successive anniversary date. Stock options expire no later than eight years after the date of grant under the 1997 Plan and no later than ten years after the date of grant under the 2004 Plan.

Prior to March 1, 2006, we applied APB Opinion No. 25 in accounting for our stock options. All stock options were granted at fair value and, accordingly, no compensation expense was recognized in the accompanying consolidated financial statements. Effective March 1, 2006, we adopted the measurement and recognition provisions of SFAS No. 123R in accounting for stock options granted after the adoption date. For purposes of applying SFAS No. 123 for stock options granted prior to the adoption of SFAS No. 123R, and for stock options granted after the adoption of SFAS No. 123R, the fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for fiscal 2006, 2005 and 2004, respectively.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

	2006		2005		2004

Expected volatility	54.10%		59.63%		61.14%
Expected term	3.00	years	5.00	years	4.00	years
Risk-free interest rate	4.36%		3.43%		2.58%
Dividend yield	0.00%		0.00%		0.00%

Expected volatility is based on historical volatility of our stock. The expected term, which represents the period of time that options granted are expected to be outstanding, is based on historical data and other factors; including, exercise behavior patterns of differing groups of employees. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

Information relating to stock options issued under the 1997 Plan and 2004 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, May 31, 2003	2,272,750	$2.43
Granted	535,500	4.15
Exercised	(227,995)	2.66
Forfeited and/or expired	(70,836)	3.00

Options outstanding, May 31, 2004	2,509,419	2.76
Granted	110,000	4.44
Exercised	(267,750)	2.66
Canceled, forfeited and/or expired	(105,500)	2.92

Options outstanding, May 31, 2005	2,246,169	2.85
Granted	94,000	5.13
Exercised	(354,096)	2.74
Canceled, forfeited and/or expired	(85,488)	2.04

Options outstanding, May 31, 2006	1,900,585	$2.78	4.59	$7,621

Exercisable options, May 31, 2006	1,661,252	$2.53	4.23	$7,077

The weighted average grant-date fair value of options granted was $2.04, $2.39 and $2.00, respectively, for fiscal 2006, 2005 and 2004. The total intrinsic value of options exercised was approximately $881, $412 and $434, respectively, for fiscal 2006, 2005 and 2004. We received approximately $968, $716 and $606, respectively, for stock options exercised during fiscal 2006, 2005 and 2004.

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of the restricted shares at issuance was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period. During fiscal 2006, 2005 and 2004, respectively, 106,200, 124,600 and 128,000 restricted shares vested. Concurrent with the annual vesting during fiscal 2006 and 2005, respectively, we reacquired (and ultimately retired) 29,813 and 27,406 shares from certain employees in connection with the payment of individual income taxes. As a result of the voluntary termination of certain employees, 28,000, 60,000 and 20,800, respectively, of these restricted shares were cancelled, during fiscal 2006, 2005 and 2004. As of May 31, 2006, of the 640,000 restricted shares originally issued, 358,800 shares have vested, of which 57,219 shares were reacquired (and retired), 108,800 shares have been cancelled and 172,400 shares are subject to future vesting.

Stock-based compensation expense for stock options and restricted shares amounted to $242, $173 and $201, respectively, and the related tax benefit was approximately $55, $69 and $80, respectively, for fiscal 2006, 2005 and 2004. At May 31, 2006, total unrecognized compensation cost related to these non-vested share-based compensation awards was approximately $456, which is expected to be recognized over a weighted average period of 1.2 years.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”). On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees. Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements. The Units will vest, if at all, based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008. The performance criteria upon which the Units may vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital. The grant date fair value of each Unit was $5.11. We recognize compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. For fiscal 2006, we recognized compensation expense of $514, and the related tax benefit was approximately $205. At May 31, 2006, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $5,288, which is expected to be recognized over a weighted average period of 2.0 years.

14.	COMMITMENTS AND CONTINGENCIES

Leases - We lease warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through 2013. At May 31, 2006, future minimum payments of $16,190 under these non-cancelable operating leases are due as follows: $2,367 (2007), $2,517 (2008), $2,422 (2009), $2,336 (2010), $2,311 (2011), and $4,237 thereafter. Rental expense was $2,344, $3,849 and $3,542, respectively, for fiscal 2006, 2005 and 2004.

Litigation - In July 2003, we were named as a defendant in Cain v. Metabolife, Inc., Weider Nutrition International, Inc., et. al. filed in Texas state court. In connection with the bankruptcy filing of another defendant company, the case was removed to a U.S. District Court in New Jersey. The lawsuit alleges that the consumption of various products containing ephedra (distributed by several different companies) caused injuries and damages to the plaintiff. We dispute the allegations and are opposing the lawsuit. In connection with the recent bankruptcy filing of a second defendant, the matter has been stayed.

As this matter is not covered by insurance, a large adverse damage award could have a material adverse effect on our results of operations and financial condition. In connection with the sale of the American Body Building and Science Foods brands in July 2002, we discontinued the sale of products that contain ephedra. However, we cannot assure you that we will not be subject to further litigation with respect to ephedra products we have already sold.

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

Under the terms of the amended sublicense agreement, we are required to make annual royalty payments to Mariz on sales of products covered by the agreement in countries other than those listed above. The royalty payments, as amended, are equal to (i) 4% of sales up to $7,000 (ii) 3.5% of sales greater than $7,000 and less than $14,000; (iii) 3.0% of sales greater than $14,000 and less than $21,000; and (iv) 2.5% of sales over $21,000. The sublicense agreement includes an irrevocable buy-out option, exercisable by us after February 28, 2009, for a purchase price equal to the greater of $2,000 or 6.5 times the aggregate royalties paid by us in the royalty year immediately preceding the date of the exercise of the option. In addition, if the Schiff trademark is sold to a third party prior to February 28, 2009, the sublicense agreement provides that the buyer must also purchase all of Mariz’s rights to the trademarks for a purchase price equal to $2,000. Royalty expense, related to the Mariz licensing agreement, amounted to $155, $646 and $629, respectively, for fiscal 2006, 2005 and 2004.

Retirement Plan - We sponsor a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. We make discretionary contributions of 50% of the employee’s contributions up to the first six percent of the employee’s compensation. Contribution expense amounted to $395, $373 and $355, respectively, for fiscal 2006, 2005 and 2004.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)
(dollars in thousands, except share data)

Income and Other Taxes - We have recorded certain contingent liabilities for uncertainties relating to tax benefits reflected in our financial statements. These contingent tax liabilities total approximately $830 at May 31, 2006.

15.	RELATED PARTY TRANSACTIONS

Significant related party transactions, not otherwise disclosed, are summarized below.

Payments to reimburse WHF for expenses (including primarily advertising, endorsements and royalties) for fiscal 2006, 2005 and 2004, are as follows:

	2006	2005	2004

Operating expenses	$155	$146	$99
Discontinued operations	—	838	980

Total	$155	$984	$1,079

Subsequent to the sale of our Weider branded business (see Note 2), we continue to provide contract manufacturing services to WGN. For fiscal 2006 and 2005, respectively, net sales to WGN were approximately $2,658 and $994, with a gross profit of approximately $317 and $149. In addition, we received approximately $613 and $125 (reflected as a reduction in operating expenses), respectively, for certain general and administrative, research and development, and logistics services provided to WGN during fiscal 2006 and 2005.

16.	OPERATING SEGMENTS

Historically, we were organized into three business units: the Schiff Specialty Unit, the Active Nutrition Unit and the Haleko Unit. As a result of the sale of our Haleko Unit and Weider branded business (see Note 2), segment information is not provided. Historical operating results for our Haleko Unit and Weider branded business are reflected as discontinued operations and all remaining assets and operations, including our Tiger’s Milk and Fi-Bar brands, are consolidated into our Schiff Specialty Unit. We believe our remaining business, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

17.	QUARTERLY RESULTS (UNAUDITED)

Quarterly results (unaudited) for fiscal 2006 and 2005 are as follows:

	Quarter Ended
2006:	Aug. 31	Nov. 30	Feb. 28	May 31

Net sales	$48,017	$35,456	$49,641	$45,258
Gross profit	12,709	11,210	16,932	18,218
Income from operations	3,777	1,389	4,248	5,627
Income tax expense	734	89	1,561	9
Net income	4,935	1,535	3,189	6,180
Basic net income per share	0.19	0.06	0.12	0.23
Diluted net income per share	0.18	0.06	0.12	0.23

	Quarter Ended
2005:	Aug. 31	Nov. 30	Feb. 29	May 31

Net sales	$43,695	$44,268	$45,185	$39,947
Gross profit	16,803	16,043	14,197	12,701
Income from operations	4,957	5,615	2,881	1,310
Income tax expense (benefit)	1,844	2,155	1,122	(2,370)
Net income (loss)	3,688	3,464	1,219	(1,802)
Basic net income (loss) per share	.14	.13	.05	(.07)
Diluted net income (loss) per share	.14	.13	.05	(.07)

Quarterly information presented above includes certain reclassifications from amounts previously reported to reflect the June 17, 2005 sale of our Haleko Unit (see Note 2).

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2006, 2005 AND 2004
(in thousands)

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs / Expenses	Additions Charged to Net Sales	Reductions due to Divestiture	Deductions / Write-offs	Balance at End of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

2004	$3,305	$10	$—	$—	$(1,134)	$2,181
2005	$2,181	$—	$—	$(557)	$(354)	$1,270
2006	$1,270	$(109)	$—	$(669)	$(61)	$431

ALLOWANCE FOR SALES RETURNS AND DISCOUNTS:

2004	$5,319	$(1,962)	$21,218	$—	$(20,252)	$4,323
2005	$4,323	$(1,665)	$17,113	$(351)	$(15,928)	$3,492
2006	$3,492	$—	$7,369	$(88)	$(7,884)	$2,889

ALLOWANCE FOR UNREALIZABLE NOTES RECEIVABLE:

2004	$1,286	$(1,069)	$—	$—	$(118)	$99
2005	$99	$—	$—	$—	$(99)	$—
2006	$—	$—	$—	$—	$—	$—

DEFERRED TAXES VALUATION ALLOWANCE:

2004	$5,909	$(329)	$—	$—	$—	$5,580
2005	$5,580	$(1,816)	$—	$—	$—	$3,764
2006	$3,764	$(3,110)	$—	$—	$—	$654

SCHIFF NUTRITIOIN INTERNATIONAL
FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 31, 2006

PART I

ITEM 1.      BUSINESS
ITEM 1A.    RISK FACTORS
ITEM 1B.    UNRESOLVED STAFF COMMENTS
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

ITEM 9B.         OTHER INFORMATION
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.     EXECUTIVE COMPENSATION
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

SCHIFF NUTRITION INTERNATIONAL, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES
2.  DIVESTITURES
3.  AVAILABLE-FOR-SALE SECURITIES
4.  RECEIVABLES, NET
5.  INVENTORIES
6.  PROPERTY AND EQUIPMENT, NET
7.  GOODWILL AND INTANGIBLE ASSETS, NET
8.  NOTES RECEIVABLE, NET
9.  ACCRUED EXPENSES
10. SHORT-TERM DEBT
11. INCOME TAXES
12. OTHER ACCUMULATED COMPREHENSIVE INCOME
13. STOCK-BASED COMPENSATION PLANS
14. COMMITMENTS AND CONTINGENCIES
15. RELATED PARTY TRANSACTIONS
16. OPERATING SEGMENTS
17. QUARTERLY RESULTS (UNAUDITED)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS

EXHIBIT 4.2	FORM OF SPECIMEN CLASS A COMMON STOCK CERTIFICATE

EXHIBIT 21.1	SUBSIDIARIES OF SCHIFF NUTRITION INTERNATIONAL, INC.

EXHIBIT 23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EXHIBIT 31.1	CERTIFICATE OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.2	CERTIFICATE OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1	CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT