Form 10-Q
period 2006-08-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2006-10-16
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☒

As of October 12, 2006 the registrant had outstanding 11,599,250 shares of Class A common stock and 14,973,148 shares of Class B common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2006	May 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,151	$24,899
Available-for-sale securities	43,568	40,120
Receivables, net	22,490	20,431
Inventories	24,491	23,515
Prepaid expenses and other	908	2,444
Deferred taxes, net	2,188	2,419

Total current assets	115,796	113,828

Property and equipment, net	13,819	13,287

Other assets:
Goodwill	4,346	4,346
Deposits and other assets	279	154

Total other assets	4,625	4,500

Total assets	$134,240	$131,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,558	$10,547
Accrued expenses	11,002	11,472
Income taxes payable	2,548	1,293

Total current liabilities	22,108	23,312

Deferred taxes, net	503	796

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,595,250 and 11,606,193	116	116
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	89,347	88,488
Retained earnings	22,016	18,753

Total stockholders' equity	111,629	107,507

Total liabilities and stockholders' equity	$134,240	$131,615

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except share data)
(unaudited)

	Three Months Ended August 31,
	2006	2005

Net sales	$45,652	$48,017

Cost of goods sold	28,536	35,308

Gross profit	17,116	12,709

Operating expenses:
Selling and marketing	8,289	6,016
General and administrative	3,699	3,562
Research and development	816	728
Amortization of intangible assets	—	6
Reimbursement of import costs	(20)	(1,380)

Total operating expenses	12,784	8,932

Income from operations	4,332	3,777

Other income (expense):
Interest income	743	375
Interest expense	(58)	(38)
Foreign currency translation gain	—	1,612

Total other income, net	685	1,949

Income from continuing operations before income taxes	5,017	5,726
Income tax expense	1,754	734

Income from continuing operations	3,263	4,992
Loss from discontinued operations, net of income taxes	—	(57)

Net income	$3,263	$4,935

Weighted average shares outstanding:
Basic	26,482,198	26,108,622
Diluted	27,314,718	26,774,452

Net income per share-basic:
Income from continuing operations	$0.12	$0.19
Loss from discontinued operations	—	—

Net income	$0.12	$0.19

Net income per share-diluted:
Income from continuing operations	$0.12	$0.19
Loss from discontinued operations	—	(0.01)

Net income	$0.12	$0.18

Comprehensive income	$3,263	$4,768

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Three Months Ended August 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,263	$4,935
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(62)	1,294
Depreciation and amortization	779	745
Foreign currency translation	2	(1,612)
Amortization of financing fees	14	14
Stock-based compensation	846	35
Excess tax benefit from stock-based compensation	(148)	—
Changes in operating assets and liabilities:
Receivables	(2,209)	(5,366)
Inventories	(976)	6,855
Prepaid expenses and other	1,536	1,410
Deposits and other assets	(139)	139
Accounts payable	(2,117)	1,535
Other current liabilities	933	(6,979)

Net cash provided by operating activities	1,722	3,005

Cash flows from investing activities:
Purchase of property and equipment	(1,183)	(534)
Proceeds from sale of Haleko Unit, net (Note 1)	—	13,683
Purchase of available-for-sale securities	(7,255)	(14,082)
Proceeds from sale of available-for-sale securities	3,807	7,819
Collection of notes receivable	150	100

Net cash provided by (used in) investing activities	(4,481)	6,986

Cash flows from financing activities:
Proceeds from stock options exercised	35	181
Acquisition and retirement of common stock	(170)	(129)
Excess tax benefit from stock-based compensation	148	—
Proceeds from debt	—	2,519
Payments on debt	—	(2,768)

Net cash provided by (used in) financing activities	13	(197)

Effect of exchange rate changes on cash	(2)	53

Increase (decrease) in cash and cash equivalents	(2,748)	9,847
Cash and cash equivalents, beginning of period	24,899	11,358

Cash and cash equivalents, end of period	$22,151	$21,205

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share data)
(unaudited)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) do not include all disclosures provided in our annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2006 as filed with the Securities and Exchange Commission. The May 31, 2006 condensed consolidated balance sheet, included herein, was derived from audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

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

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC (“WGN”), a wholly-owned subsidiary of WHF. The terms of the transaction provided for a cash payment of approximately $12,900 and a note receivable of $1,100 in exchange for assets relating to the domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to the international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

In connection with the sale of the Weider branded business, we also entered into two separate agreements (domestic and European) whereby we agreed to provide certain general and administrative, research and development, and logistics services to WGN for an annual fee. The domestic service agreement provided for a one year term, with an option to either party for one additional year. The parties exercised this option for the second year and have further extended the term of the agreement through March 1, 2008. In connection with the sale of our Haleko Unit, the European service agreement was transferred to the purchaser of the Haleko Unit.

Historical operating results for the Haleko Unit are reflected as discontinued operations in our condensed consolidated financial statements, including the notes thereto. We believe our remaining business, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”). On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees. Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements. The Units will vest, if at all, based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008. The performance criteria upon which the Units may vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital. The grant date fair value of each Unit was $5.11. We recognize compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. For the fiscal 2007 first quarter, we recognized compensation expense of $661, and the related tax benefit was approximately $231. At August 31, 2006, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $4,627, which is expected to be recognized over a weighted average period of 1.8 years.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
 (in thousands, except share data)
(unaudited)

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of these restricted shares was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period. During the fiscal 2007 first quarter, 86,200 restricted shares vested. During the fiscal 2006 first quarter, 98,200 restricted shares vested, and as a result of the voluntary termination of an employee, 12,000 restricted shares were cancelled. During the fiscal 2007 and 2006 first quarters, concurrent with the annual vesting, we reacquired (and ultimately retired) 23,443 and 27,201 shares, respectively, from certain employees in connection with the payment of individual income taxes. As of August 31, 2006, of the 640,000 restricted shares originally issued, 445,000 shares have vested, of which 80,662 shares were reacquired (and retired), 108,800 shares have been cancelled and 86,200 shares are subject to future vesting.

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

	Three Months Ended August 31,
	2006	2005

Net income, as reported	$3,263	$4,935
Deduct stock-based employee compensation expense determined under fair-value based method, net of related tax effects	—	(76)

Net income, proforma	$3,263	$4,859

Basic net income per share, as reported	$0.12	$0.19
Diluted net income per share, as reported	0.12	0.18
Basic net income per share, proforma	0.12	0.19
Diluted net income per share, proforma	0.12	0.18

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist primarily of auction rate securities, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.

Investment securities at fair value, which approximates unamortized cost, consist of the following:

	August 31,	May 31,
	2006	2006

Federal, state and municipal debt securities	$33,662	$29,114
Corporate debt securities	6,706	7,306
Corporate equity securities	3,200	3,700

	$43,568	$40,120

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
 (in thousands, except share data)
(unaudited)

Despite the long-term nature of these auction rate securities’ stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. These securities are classified as current assets in the accompanying consolidated balance sheets because we have the ability and intent to sell these securities as necessary to meet our current liquidity needs. Contractual maturities of debt securities are as follows at August 31, 2006:

Less than one year	$2,006
One to five years	1,950
Over five years	36,412

$40,368

The amount of unrealized gains or losses for the first quarter of fiscal 2007 and 2006 was not significant.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	August 31, 2006	May 31, 2006

Trade accounts	$25,548	$23,103
Current portion of note receivable due from WGN	250	400
Other	355	248

	26,153	23,751
Less allowances for doubtful accounts, sales returns and discounts	(3,663)	(3,320)

Total	$22,490	$20,431

4.	INVENTORIES

Inventories consist of the following:
	August 31,	May 31,
	2006	2006

Raw materials	$12,799	$9,694
Work in process	1,595	1,275
Finished goods	10,097	12,546

Total	$24,491	$23,515

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	August 31, 2006			May 31, 2006
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$2,090	$(2,090)	$—	$2,090	$(2,090)	$—

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.

The carrying amount of goodwill did not change during the fiscal 2007 first quarter or during fiscal 2006.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
 (in thousands, except share data)
(unaudited)

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	August 31,	May 31,
	2006	2006

Accrued personnel related costs	$1,740	$3,477
Accrued promotional costs	6,597	5,260
Other	2,665	2,735

Total	$11,002	$11,472

7.	CONCENTRATION RISK

The combined net sales to our two largest customers are significant. At August 31, 2006, and May 31, 2006, respectively, amounts due from Customer A represented approximately 26% and 30% and amounts due from Customer B represented approximately 42% and 27% of total trade accounts receivable. For the first quarter of fiscal 2007 and 2006, respectively, Customer A accounted for approximately 31% and 33% and Customer B accounted for approximately 42% and 36% of total net sales. Net sales of our Schiff® Move Free® brand accounted for approximately 53% and 50%, respectively, of total net sales for the fiscal 2007 and 2006 first quarters.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as a current-period expense. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The inventory costing provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. SFAS No. 123R also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, we are required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. Effective March 1, 2006, we adopted SFAS No. 123R using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of approximately $151 for the fiscal 2007 first quarter. The incremental stock-based compensation expense caused income from continuing operations to decrease by $151 and net income to decrease by $97. The impact on basic and diluted earnings per share was nil. Cash provided by operating activities decreased and cash provided by financing activities increased by $148 related to excess tax benefits from stock-based payment arrangements.

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

General

Schiff Nutrition International, Inc. develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff and Tiger’s Milk®, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

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

Historical operating results for the Haleko Unit are reflected as discontinued operations in our condensed consolidated financial statements, including the notes thereto. We believe our remaining business, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

During fiscal 2006 and the fiscal 2007 first quarter, we continued to provide selling and marketing support intended both to defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. Our primary initiative was the introduction of our Move Free Advanced product, which we believe is an improved, more effective version of our existing Move Free product. We began implementing the Move Free Advanced initiative during the latter part of the fiscal 2006 second quarter, and provided incremental selling and marketing support during the second half of fiscal 2006 and continuing in the fiscal 2007 first quarter. The introduction of Move Free Advanced into substantially all of our significant retail accounts continued during the second half of fiscal 2006 and was substantially completed in the fiscal 2007 first quarter. Subject to the impact of Move Free Advanced marketing initiatives and competitive joint care category pricing pressures, including private label, we believe our fiscal 2007 net sales may be relatively constant, as compared to fiscal 2006 net sales.

Our operating results for the fiscal 2006 first quarter were impacted by margin volatility due to several factors, including significant raw material pricing fluctuations, particularly in the joint care category, a strong competitive environment and the implementation of our Schiff Move Free Advanced initiative. During fiscal 2006, joint care category raw material prices, which increased significantly during fiscal 2005, returned to pre-fiscal 2005 levels. However, our gross profit throughout fiscal 2006 was impacted by previous raw material purchase commitments. During fiscal 2005 and early fiscal 2006, as a result of significant volatility in raw material costs and the inability to secure an acceptable price increase from customers, we discontinued certain private label (contract manufacturing) business.

Our operating results for the fiscal 2006 first quarter were favorably impacted by the recognition of approximately $1.4 million in reimbursements of import related costs, the recognition of approximately $1.6 million of non-taxable foreign currency related gain and an overall effective tax rate of approximately 12.8%.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended August 31, 2006 Compared to Three Months
Ended August 31, 2005

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended August 31, (dollars in thousands):

	2006		2005

Net sales	$45,652	100.0%	$48,017	100.0%
Cost of goods sold	28,536	62.5	35,308	73.5

Gross profit	17,116	37.5	12,709	26.5
Operating expenses:
Selling and marketing	8,289	18.1	6,016	12.6
General and administrative	3,699	8.1	3,562	7.4
Research and development	816	1.8	728	1.5
Amortization of intangible assets	—	—	6	—
Reimbursement of import costs	(20)	—	(1,380)	(2.9)
Total operating expenses	12,784	28.0	8,932	18.6

Income from operations	4,332	9.5	3,777	7.9
Other income, net	685	1.5	1,949	4.0
Income tax expense	(1,754)	(3.9)	(734)	(1.5)

Income from continuing operations	$3,263	7.1%	$4,992	10.4%

Net Sales. Net sales decreased approximately 4.9% to $45.7 million for the fiscal 2007 first quarter, from $48.0 million for the fiscal 2006 first quarter. Overall, the decrease in net sales was primarily attributable to a decrease in non-joint care category branded sales and private label sales.

Aggregate branded net sales decreased approximately 1.9% to $37.1 million for the fiscal 2007 first quarter, from $37.9 million for the fiscal 2006 first quarter. Branded joint care product sales volume increased approximately $3.7 million, or 9.4%, which was more than offset by a $3.3 million increase in aggregate branded sales promotional incentives classified as sales price reductions and a $1.0 million increase in actual and potential product returns associated with branded sales. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction. We are utilizing more price-discount like promotions due to increased competition, including from private label, and to support and ultimately increase our market share. Move Free net sales were $24.2 million and $23.9 million, respectively, for the fiscal 2007 and 2006 first quarters.

Private label sales were $8.5 million for the fiscal 2007 first quarter, compared to $10.1 million for the fiscal 2006 first quarter. The decrease in private label net sales was primarily attributable to certain discontinued private label business, pass-through of certain lower raw material costs to customers and timing of customer orders, partially offset by new private label business. During fiscal 2005 and early fiscal 2006, as a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from customers, we discontinued certain private label (contract manufacturing) business. Net sales for the discontinued private label business amounted to approximately $1.7 million for the fiscal 2006 first quarter.

Gross Profit. Gross profit increased approximately 34.7% to $17.1 million for the fiscal 2007 first quarter, from $12.7 million for the fiscal 2006 first quarter. Gross profit, as a percentage of net sales, was 37.5% for the fiscal 2007 first quarter, compared to 26.5% for the fiscal 2006 first quarter. The increase was primarily due to an approximate $6.8 million decrease in joint care raw material costs, partially offset by increases in promotional incentives classified as sales price reductions.

Operating Expenses. Operating expenses increased approximately 43.1% to $12.8 million for the fiscal 2007 first quarter, from $8.9 million for the fiscal 2006 first quarter. Operating expenses, as a percentage of net sales, were 28.0% and 18.6%, respectively, for the fiscal 2007 and 2006 first quarters. The increase resulted primarily from an increase in selling and marketing expenses and the fiscal 2006 first quarter inclusion of approximately $1.4 million in reimbursement from certain suppliers of previously incurred costs associated with imported raw materials. These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $8.3 million for the fiscal 2007 first quarter, from $6.0 million for the fiscal 2006 first quarter. The increase was primarily due to a $1.7 million increase in advertising expense, primarily in support of our Move Free Advanced product, a $0.2 million increase in management incentive program costs, including incremental stock-based compensation expense recognized as a result of adopting SFAS 123R on March 1, 2006, and an increase in consulting fees in support of our export business.

General and administrative expenses remained relatively constant at $3.7 million for the fiscal 2007 first quarter, compared to $3.6 million for the fiscal 2006 first quarter. An increase in personnel related costs of approximately $0.6 million was substantially offset by a reduction in legal related costs. The fiscal 2007 quarter includes approximately $0.7 million in incremental management incentive program costs and the fiscal 2006 first quarter includes approximately $0.4 million in severance expense.

Research and development costs increased to approximately $0.8 million for the fiscal 2007 first quarter, from $0.7 million for the fiscal 2006 first quarter, primarily resulting from an increase in personnel related costs.

Other Income/Expense. Other income/expense, net, was $0.7 million income for the fiscal 2007 first quarter, compared to $1.9 million income for the fiscal 2006 first quarter. During the fiscal 2007 first quarter, we recognized approximately $0.4 million of incremental interest income resulting from an increase in cash and investment (available-for-sale) securities. During the fiscal 2006 first quarter, as a result of the divestiture of our Haleko Unit, certain international operating entities were substantially liquidated. Accordingly, we recognized a non-taxable net foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders' equity, of approximately $1.6 million.

Provision for Income Taxes. Provision for income taxes was $1.8 million for the fiscal 2007 first quarter, compared to $0.8 million for the fiscal 2006 first quarter. In addition to the non-taxable foreign currency translation gain noted in “Other Income/Expense” above, the fiscal 2006 first quarter sale of the Haleko Unit resulted in the recognition of a gain under Internal Revenue Code Section 987 (“Section 987”). We reduced our estimated deferred tax liability for Section 987 obligations by approximately $0.8 million, which was reflected as a decrease in fiscal 2006 first quarter income tax expense. As a result of these unusual items, the fiscal 2006 first quarter tax rate was 12.8%, compared to the fiscal 2007 first quarter tax rate of 35.0%.

Liquidity and Capital Resources

Working capital increased approximately $3.2 million to $93.7 million at August 31, 2006, from $90.5 million at May 31, 2006, primarily due to the financial results for the fiscal 2007 first quarter. Inventories increased approximately $1.0 million, which reflected the impact of forward purchasing of certain raw materials. Receivables increased approximately $2.1 million, which reflects the timing impact of fiscal 2007 first quarter sales compared to fiscal 2006 fourth quarter sales. Prepaid expenses decreased by approximately $1.5 million primarily resulting from a reduction of prepaid insurance. Certain annually expiring insurance policies were renewed at September 1, 2006. Accounts payable and accrued expenses decreased approximately $2.5 million primarily resulting from timing of payments for raw material deliveries and payment of accrued management annual incentive costs. Finally, income taxes payable increased approximately $1.2 million resulting from the increase in our effective income tax rate discussed in “Provision for Income Taxes” above.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent. In August 2006, we agreed to extend the maturity of the Credit Facility from June 30, 2007 to June 30, 2009. The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions. Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate. The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At August 31, 2006, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

We believe that our cash, cash flows from operations and the Credit Facility will be sufficient to meet our normal cash operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, product rights and other investments that are compatible with or complementary to our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt. If a material acquisition, divestiture or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Our Board of Directors will determine dividend policy in the future based upon, among other factors, results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, the Credit Facility contains certain customary financial covenants that may limit our ability to pay dividends on our common stock. We can give no assurance that we will pay dividends in the future.

A summary of our outstanding contractual obligations at August 31, 2006 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$15,618	$2,416	$4,895	$4,648	$3,659
Purchase obligations	12,712	12,712	—	—	—
Total obligations	$28,330	$15,128	$4,895	$4,648	$3,659

Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to the valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, valuation of deferred tax assets, valuation of share-based payments and recoverability of long-lived assets. Note 1 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2006, filed with the SEC, describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value. For the fiscal 2007 and 2006 first quarters, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.2 million and $0.1 million, respectively. At August 31, 2006 and May 31, 2006, our inventory valuation allowance amounted to approximately $0.9 million and $0.8 million, respectively. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of approximately $0.4 million for the fiscal 2007 first quarter. The fiscal 2006 first quarter gross profit and operating income was not significantly impacted by changes in these allowances. At August 31, 2006 and May 31, 2006, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $3.7 million and $3.3 million, respectively. Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets resulting from certain tax credit carryforwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent that it is more likely than not that future operations will not generate sufficient profit to utilize the tax credit carryforwards, valuation allowances are established. Changes in these valuation allowances did not significantly impact net income for the fiscal 2007 and 2006 first quarters. At August 31, 2006 and May 31, 2006, our deferred tax asset valuation allowances, primarily relating to foreign net operating loss and tax credit carryforwards, amounted to approximately $0.7 million.

•
We recognize compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. For the fiscal 2007 first quarter, we recognized compensation expense related to these awards of approximately $0.7 million. At August 31, 2006, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $4.6 million.

•
We have certain intangible assets, primarily consisting of goodwill. The determination of whether or not goodwill is impaired involves significant judgment. Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

Impact of Inflation

Inflation affects the cost of raw materials, goods and services we use. In recent years, inflation has been modest. We seek to mitigate the adverse effects of inflation primarily through improved productivity, strategic buying initiatives, and cost containment programs. However, the nutritional supplement industry competitive environment limits our ability to recover higher costs resulting from inflation by raising prices. During fiscal 2006, we were unable to pass on increases in raw material costs relating to our joint care products to our customers. See further discussion of raw material pricing matters in the “General” and “Results of Operations” sections above, and under “Risk Factors” below.

Seasonality

Our business can be seasonal, with fluctuations in sales resulting from timing of marketing and promotional activities, customer buying patterns and consumer spending patterns. In addition, as a result of changes in the amount of sales price reductions utilized for promotional incentives, product sales mix, competitive conditions, raw material pricing pressures and other factors discussed above, we experience fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

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

Previously, our cash flows and net earnings were also subject to fluctuations resulting from changes in foreign currency exchange rates. However, as a result of the divestitures of our Weider branded business and Haleko Unit, we no longer have operating subsidiaries whose net sales and expenses are denominated in foreign currencies. Therefore, changes in foreign currency exchange rates are not expected to have a material impact on future cash flows and net earnings.

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

The information set forth in Note 8 to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Investors are cautioned that, except for the historical information contained herein, the matters discussed in this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by, or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” or similar expressions, are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially. Important factors that may affect our future performance or cause these forward-looking statements to be false include, but are not limited to the following risk factors.

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Dependence on Significant Customers. Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 73% and 69%, respectively, of our total net sales for the fiscal 2007 and 2006 first quarters. We do not have supply contracts with either Costco or Wal-Mart and therefore cannot assure you that either Costco or Wal-Mart will continue to be significant customers in the future. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, would have a material adverse effect on our results of operations and financial condition.

Dependence on Individual Products and Product Lines. Certain products and product lines account for a significant amount of our total net sales. Net sales of our Schiff Move Free brand were approximately 53% and 50%, respectively, of total net sales for the fiscal 2007 and 2006 first quarters. We cannot assure you that Move Free or other of our products currently experiencing strong popularity and growth will maintain sales levels over time. A significant decrease in Move Free or joint care category sales could have a material adverse effect on our results of operations and financial condition.

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

Dependence on Third-Party Suppliers. We acquire all of the raw materials for the manufacture of our products from third parties. A considerable portion of our raw materials relates to our joint care category, which accounts for a significant amount of our total net sales. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay or that meet our quality standards and labeling requirements.

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

Raw Material Price Increases. Raw materials account for a significant portion of our manufacturing costs. We have encountered material fluctuations in the pricing of key raw materials in the past, particularly relating to joint care category products. During fiscal 2005 and continuing into fiscal 2006, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category. During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from customers, we discontinued certain private label (contract manufacturing) business. During the fiscal 2006 second and third quarters, raw material pricing in the joint care category decreased and appears to have stabilized. Nevertheless, the price of key raw materials may not remain relatively constant. Significant increases in raw material prices, particularly relating to the joint care category, could have a material adverse effect on our results of operations and financial condition. Historically, we have not always been able to pass along raw material price increases, and may not be able to do so in the future.

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

The FDA has proposed extensive good manufacturing practice regulations for dietary supplements. In addition, we may be subject to additional laws or regulations administered by federal, state, or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), or more stringent interpretations of current laws or regulations. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Any or all of these requirements and the related costs to comply with such requirements could have a material adverse effect on our results of operations and financial condition.

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

Risks Associated with International Markets. Our international sales efforts are comprised of selling product, particularly our joint care products, from the United States on an export basis to retail customers or distributors abroad. Operating in international markets exposes us to certain risks, including, among others, changes in or interpretations of foreign regulations that may limit our ability to sell certain products, the potential imposition of trade or foreign exchange restrictions or increased tariffs and political instability. We are often required to reformulate our products before commencing sales in a given country. We must comply with various and changing local labeling, customs and other regulations. Trademark rights are often difficult to obtain and enforce in countries outside the United States. There is also no assurance that we will be able to obtain and retain the necessary permits and approvals necessary for our international efforts. Our inability to successfully launch and maintain sales (especially in the joint care category) outside of the United States while maintaining the integrity of the products sold and complying with local regulations could have a material adverse effect on our results of operations and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2007 first quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

June 1 - June 30	—	—	—	—

July 1 - July 31	—	—	—	—

August 1 - August 31	23,443(1)	$ 7.25	—	—

Total	23,443	$ 7.25	—	—

(1) Repurchase of these shares was to satisfy employee tax withholding obligations due upon vesting of restricted shares. See Note 1 to the Notes to Condensed Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1.	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (2)
10.2.	Agreement by and between Joseph Weider and Weider Health and Fitness. (2)
10.3.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (2)
10.4.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (2)
10.5.	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Limited. (2)
10.6.	Agreement between Schiff Nutrition Group, Inc. and Bruce J. Wood. (5)*
10.7.	Form Agreement between Schiff Nutrition Group, Inc. and certain of its executives. (5)*
10.8.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (6)
10.9.	Employment Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (7)*
10.10.	Consulting Agreement between Weider Nutrition Group, Inc. and Gustin Foods, LLC dated as of February 1, 2004. (8)
10.11.	Weider Nutrition International, Inc. 2004 Incentive Award Plan. (9)
10.12.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (10)
10.13.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (10)
10.14.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (10)
10.15.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (10)
10.16.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (11)
10.17.	Form of Indemnification Agreement between Weider Nutrition Group, Inc. and certain of its executives and directors. (12)*
10.18.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (13)*
10.19.	Amended and Restated License and Product Supply Agreement dated as of October 13, 2006 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (14)
21.1.	Subsidiaries of Weider Nutrition International, Inc. (4)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (14)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (14)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (14)

(1)	Previously field in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
(3)	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(4)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company's Current Report on Form 8-K filed on February 3, 2006 and incorporated herein by reference.
(6)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(7)	Previously filed in the Company's Annual Report on Form 10-K filed on August 29, 2002 and incorporated herein by reference.
(8)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(9)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(10)	Previously filed in the Company's Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company's Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(12)	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(13)	Previously filed in the Company’s Current Report on Form 8-K filed March 23, 2006 and incorporated herein by reference.
(14)	Filed herewith.

*	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  SCHIFF NUTRITION INTERNATIONAL, INC.

Date: October 16, 2006	By: /s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: October 16, 2006	By: /s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Schiff Nutrition International, Inc.
Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND OTHER MATTERS
2.	AVAILABLE-FOR-SALE SECURITIES
3.	RECEIVABLES, NET
4.	INVENTORIES
5.	GOODWILL AND INTANGIBLE ASSETS, NET
6.	ACCRUED EXPENSES
7.	CONCENTRATION RISK
8.	COMMITMENTS AND CONTINGENCIES
9.	RECENTLY ISSUED ACCOUNTING STANDARDS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-  General
-  Results of Operations (Unaudited)
-  Liquidity and Capital Resources
-  Critical Accounting Policies and Estimates
-  Impact of Inflation
-  Seasonality

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

Exhibit 10.19 - Amended and Restated License and Product Supply Agreement

Exhibit 31.1 - Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002