Form 10-Q
period 2006-11-30
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2007-01-12
CIK 1022368

Click for Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

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

As of January 8, 2007 the registrant had outstanding 11,658,016 shares of Class A common stock and 14,973,148 shares of Class B common stock.

Click for Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	November 30, 2006	May 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,044	$24,899
Available-for-sale securities	41,507	40,120
Receivables, net	19,552	20,431
Inventories	29,423	23,515
Prepaid expenses and other	2,810	2,444
Deferred taxes, net	2,156	2,419

Total current assets	120,492	113,828

Property and equipment, net	14,294	13,287

Other assets:
Goodwill	4,346	4,346
Deposits and other assets	235	154

Total other assets	4,581	4,500

Total assets	$139,367	$131,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,820	$10,547
Accrued expenses	8,932	11,472
Short-term debt	1,150	—
Income taxes payable	1,095	1,293

Total current liabilities	23,997	23,312

Deferred taxes, net	13	796

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,654,816 and 11,606,193	116	116
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	90,826	88,488
Retained earnings	24,265	18,753

Total stockholders' equity	115,357	107,507

Total liabilities and stockholders' equity	$139,367	$131,615

See notes to condensed consolidated financial statements.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)
	Three Months Ended November 30,
	2006	2005

Net sales	$38,817	$35,456

Cost of goods sold	22,640	24,246

Gross profit	16,177	11,210

Operating expenses:
Selling and marketing	8,790	6,060
General and administrative	4,155	4,081
Research and development	864	583
Amortization of intangible assets	—	5
Reimbursement of import costs	(278)	(908)

Total operating expenses	13,531	9,821

Income from operations	2,646	1,389

Other income (expense):
Interest income	758	400
Interest expense	(45)	(38)
Foreign currency translation gain (loss)	2	(36)
Other, net	13	(21)

Total other income, net	728	305

Income from continuing operations before income taxes	3,374	1,694
Income tax expense	1,125	89

Income from continuing operations	2,249	1,605
Loss from discontinued operations, net of income taxes	—	(70)

Net income	$2,249	$1,535

Weighted average shares outstanding:
Basic	26,541,764	26,244,426
Diluted	27,330,278	26,866,171

Net income per share-basic and diluted:
Income from continuing operations	$0.08	$0.06
Loss from discontinued operations	—	—

Net income	$0.08	$0.06

Comprehensive income	$2,249	$1,535

See notes to condensed consolidated financial statements.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)
	Six Months Ended November 30,
	2006	2005

Net sales	$84,469	$83,473

Cost of goods sold	51,176	59,554

Gross profit	33,293	23,919

Operating expenses:
Selling and marketing	17,079	12,076
General and administrative	7,854	7,643
Research and development	1,680	1,311
Amortization of intangible assets	—	11
Reimbursement of import costs	(298)	(2,288)

Total operating expenses	26,315	18,753

Income from operations	6,978	5,166

Other income (expense):
Interest income	1,501	775
Interest expense	(103)	(76)
Foreign currency translation gain	—	1,577
Other, net	15	(22)

Total other income, net	1,413	2,254

Income from continuing operations before income taxes	8,391	7,420
Income tax expense	2,879	823

Income from continuing operations	5,512	6,597
Loss from discontinued operations, net of income taxes	—	(127)

Net income	$5,512	$6,470

Weighted average shares outstanding:
Basic	26,511,981	26,176,524
Diluted	27,322,498	26,820,312

Net income per share-basic:
Income from continuing operations	$0.21	$0.25
Loss from discontinued operations	—	—

Net income	$0.21	$0.25

Net income per share-diluted:
Income from continuing operations	$0.20	$0.25
Loss from discontinued operations	—	(0.01)

Net income	$0.20	$0.24

Comprehensive income	$5,512	$6,303

See notes to condensed consolidated financial statements.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended November 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,512	$6,470
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(520)	1,850
Depreciation and amortization	1,615	1,483
Foreign currency translation	—	(1,577)
Amortization of financing fees	28	28
Stock-based compensation	2,108	82
Excess tax benefit from stock-based compensation	(144)	—
Other	(14)	22
Changes in operating assets and liabilities:
Receivables	579	299
Inventories	(5,908)	(309)
Prepaid expenses and other	(366)	(305)
Deposits and other assets	(109)	246
Accounts payable	2,522	826
Other current liabilities	(2,594)	(5,343)

Net cash provided by operating activities	2,565	3,772

Cash flows from investing activities:
Purchase of property and equipment	(2,857)	(915)
Proceeds from sale of Haleko Unit, net (Note 1)	—	13,683
Purchase of available-for-sale securities	(20,049)	(26,577)
Proceeds from sale of available-for-sale securities	18,662	21,714
Collection of notes receivable	300	300

Net cash provided by (used in) investing activities	(3,944)	8,205

Cash flows from financing activities:
Proceeds from stock options exercised	256	593
Acquisition and retirement of common stock	(170)	(143)
Excess tax benefit from stock-based compensation	144	—
Proceeds from debt	1,996	1,693
Payments on debt	(846)	(1,220)

Net cash provided by financing activities	1,380	923

Effect of exchange rate changes on cash	—	17

Increase in cash and cash equivalents	145	12,917
Cash and cash equivalents, beginning of period	24,899	11,358

Cash and cash equivalents, end of period	$25,044	$24,275

See notes to condensed consolidated financial statements.

Click for Table of Contents

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

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”). On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees. Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements. The Units will vest, if at all, based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008. The performance criteria upon which the Units may vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital. The grant date fair value of each Unit was $5.11. We recognize compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. For the three and six month periods ended November 30, 2006, respectively, we recognized compensation expense of $1,149 and $1,810, and the related tax benefit was approximately $383 and $621. At November 30, 2006, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $5,020, which is expected to be recognized over a weighted average period of 1.5 years.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of these restricted shares was approximately $1,038, which we are expensing on straight-line basis over the accompanying five-year vesting (service) period. During the fiscal 2007 first quarter, 86,200 restricted shares vested. During the fiscal 2006 first quarter, 98,200 restricted shares vested, and as a result of the voluntary termination of an employee, 12,000 restricted shares were cancelled. During the fiscal 2007 and 2006 first quarters, concurrent with the annual vesting, we reacquired (and ultimately retired) 23,443 and 27,201 shares, respectively, from certain employees in connection with the payment of individual income taxes. As of November 30, 2006, of the 640,000 restricted shares originally issued, 445,000 shares have vested, of which 80,662 shares were reacquired (and retired), 108,800 shares have been cancelled and 86,200 shares are subject to future vesting.

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

Proforma information regarding net income and net income per share is required by SFAS No. 123R and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123R. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. Our proforma net income and net income per share are as follows for the six months ended November 30, 2005:

Net income, as reported	$6,470
Deduct stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(152)

Net income, proforma	$6,318

Basic net income per share, as reported	$0.25
Diluted net income per share, as reported	$0.24
Basic net income per share, proforma	$0.24
Diluted net income per share, proforma	$0.24

Net cash paid for income taxes was approximately $3,429 and $4,348, respectively, for the six months ended November 30, 2006 and 2005.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist primarily of auction rate securities, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value, which approximates unamortized cost, consist of the following:
	November 30, 2006	May 31, 2006

Federal, state and municipal debt securities	$30,600	$29,114
Corporate debt securities	7,707	7,306
Corporate equity securities	3,200	3,700

	$41,507	$40,120

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

Despite the long-term nature of these auction rate securities’ stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. These securities are classified as current assets in the accompanying consolidated balance sheets because we have the ability and intent to sell these securities as necessary to meet our current liquidity needs. Contractual maturities of debt securities are as follows at November 30, 2006:

Less than one year	$3,274
One to five years	850
Over five years	34,183

$38,307

The amount of unrealized gains or losses for the first six months of fiscal 2007 and 2006 was not significant.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	November 30, 2006	May 31, 2006

Trade accounts	$21,627	$23,103
Current portion of note receivable due from WGN	100	400
Other	678	248

	22,405	23,751
Less allowances for doubtful accounts, sales returns and discounts	(2,853)	(3,320)

Total	$19,552	$20,431

4.	INVENTORIES

Inventories consist of the following:
	November 30, 2006	May 31, 2006

Raw materials	$15,597	$9,694
Work in process	1,235	1,275
Finished goods	12,591	12,546

Total	$29,423	$23,515

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	November 30, 2006			May 31, 2006
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$2,090	$(2,090)	$—	$2,090	$(2,090)	$—

Estimated amortization expense, assuming no change in the gross carrying amount of our intangible assets, is zero for all future fiscal years.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

The carrying amount of goodwill did not change during the first six months of fiscal 2007 or during fiscal 2006.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	November 30, 2006	May 31, 2006

Accrued personnel related costs	$2,019	$3,477
Accrued promotional costs	4,497	5,260
Other	2,416	2,735

Total	$8,932	$11,472

7.	CONCENTRATION RISK

The combined net sales to our two largest customers are significant. At November 30, 2006, and May 31, 2006, respectively, amounts due from Customer A represented approximately 36% and 30% and amounts due from Customer B represented approximately 26% and 27% of total trade accounts receivable. For the first six months of fiscal 2007 and 2006, respectively, Customer A accounted for approximately 36% and 35% and Customer B accounted for approximately 32% and 36% of total net sales. Net sales of our Schiff® Move Free® brand accounted for approximately 49% and 47%, respectively, of total net sales for the first six months of fiscal 2007 and 2006.

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

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share data)
(unaudited)

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. SFAS No. 123R also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, we are required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. Effective March 1, 2006, we adopted SFAS No. 123R using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of approximately $74 and $225, respectively, for the three and six month periods ended November 30, 2006. The incremental stock-based compensation expense caused income from continuing operations to decrease by $74 and $225, respectively, and net income to decrease by $49 and $148, respectively, for the three and six month periods ended November 30, 2006. The impact on basic and diluted earnings per share was less than $0.1 per share for the three and six months ended November 30, 2006. Cash provided by operating activities decreased and cash provided by financing activities increased by $144 related to excess tax benefits from stock-based payment arrangements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires changing the accounting and reporting requirements of voluntary and mandatory (unless the pronouncement provides other transition requirements) changes in accounting principle by requiring retroactive application of the change in accounting principle to prior periods' financial statements, unless it is not practical to do so, rather than recording a cumulative catch-up adjustment in net income in the year of the change.  Reporting error corrections will be handled similarly to a change in accounting principle. The accounting and reporting requirements of SFAS No. 154 are effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued Staff Position No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. We are still in the process of calculating the APIC Pool and have not yet determined if we will elect to adopt the simplified method.

In July 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes,” (“FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements. The tax benefit recognizing, measuring and disclosing provisions of FIN No. 48 are effective at the beginning of the first fiscal year that begins after December 15, 2006. We have not yet determined the impact of adopting FIN No. 48 on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 retains the exchange price notion in defining fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability.  The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 expands disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The additional disclosure focuses on the inputs used to measure fair value and the effect of the measurements on net income for the reporting period.  The fair value measurement and disclosure provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  We have not yet determined the impact of adopting SFAS No. 157 on our results of operations and financial condition.

Click for Table of Contents

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and other reports filed with the SEC. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

During fiscal 2006 and the first half of fiscal 2007, we continued to provide selling and marketing support intended both to defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. Our primary initiative was the introduction of our Move Free Advanced product, which we believe is an improved, more effective version of our existing Move Free product. We began implementing the Move Free Advanced initiative during the latter part of the fiscal 2006 second quarter. The introduction of Move Free Advanced into substantially all of our significant retail accounts continued during the second half of fiscal 2006 and was substantially completed in the fiscal 2007 first quarter. We provided incremental selling and marketing support during the second half of fiscal 2006 and continuing in the first half of fiscal 2007. Subject to the impact of Move Free Advanced marketing initiatives and competitive joint care category pricing pressures, including private label, we believe our fiscal 2007 net sales may be relatively constant, as compared to fiscal 2006 net sales.

Click for Table of Contents

In addition to the ongoing impact of competitive pricing pressures, our operating results for the first half of fiscal 2006 were impacted by significant raw material pricing fluctuations, particularly in the joint care category. During fiscal 2006, joint care category raw material prices, which increased significantly during fiscal 2005, returned to pre-fiscal 2005 levels. However, our gross profit throughout fiscal 2006 was impacted by previous raw material purchase commitments. During fiscal 2005 and early fiscal 2006, as a result of the significant volatility in raw material costs and the inability to secure an acceptable price increase from customers, we discontinued certain private label (contract manufacturing) business.

Our operating results for the first half of fiscal 2006, as compared to the first half of fiscal 2007, were favorably impacted by the recognition of approximately $2.0 million (net difference) in reimbursement of import related costs, the recognition of approximately $1.6 million of non-taxable foreign currency related gain and an overall effective tax rate of approximately 11.1%.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended November 30, 2006 Compared to Three Months
Ended November 30, 2005

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended November 30, (dollars in thousands):

	2006		2005

Net sales	$38,817	100.0%	$35,456	100.0%
Cost of goods sold	22,640	58.3	24,246	68.4

Gross profit	16,177	41.7	11,210	31.6
Operating expenses:
Selling and marketing	8,790	22.7	6,060	17.1
General and administrative	4,155	10.7	4,081	11.5
Research and development	864	2.2	583	1.7
Amortization of intangible assets	—	—	5	—
Reimbursement of import costs	(278)	(0.7)	(908)	(2.6)
Total operating expenses	13,531	34.9	9,821	27.7

Income from operations	2,646	6.8	1,389	3.9
Other income, net	728	1.9	305	0.9
Income tax expense	(1,125)	(2.9)	(89)	(0.3)

Income from continuing operations	$2,249	5.8%	$1,605	4.5%

Net Sales. Net sales increased approximately 9.5% to $38.8 million for the fiscal 2007 second quarter, from $35.5 million for the fiscal 2006 second quarter. Overall, the increase in net sales was primarily attributable to a significant increase in private label sales and a modest increase in branded sales.

Aggregate branded net sales increased approximately 2.2% to $29.6 million for the fiscal 2007 second quarter, from $29.0 million for the fiscal 2006 second quarter. Quarter-over-quarter branded joint care product net sales remained relatively constant at approximately $22.9 million, with a modest decrease in sales volume of approximately 1.8% substantially offset by a reduction in adjustments for product returns. Move Free net sales were $17.4 million and $15.7 million, respectively, for the fiscal 2007 and 2006 second quarters. Other branded net sales increased approximately 9.5% to $6.6 million for the fiscal 2007 second quarter, from $6.0 million for the fiscal 2006 second quarter. The increase primarily resulted from an increase in sales volume of approximately $0.4 million, or 4.8%, coupled with a $0.4 million reduction in promotional incentives classified as sales price reductions. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction. These increases were partially offset by an approximate $0.2 million increase in adjustments for product returns.

Click for Table of Contents

Private label net sales increased approximately 42.0% to $9.2 million for the fiscal 2007 second quarter, from $6.5 million for the fiscal 2006 second quarter. The increase in private label sales was primarily due to the timing of customer orders and a modest volume increase from securing incremental private label business in the latter part of fiscal 2006 and the early part of fiscal 2007.

Gross Profit. Gross profit increased approximately 44.3% to $16.2 million for the fiscal 2007 second quarter, from $11.2 million for the fiscal 2006 second quarter. Gross profit, as a percentage of net sales, was 41.7% for the fiscal 2007 second quarter, compared to 31.6% for the fiscal 2006 second quarter. The increase was primarily due to an approximate $4.5 million decrease in joint care raw material costs and an approximate $0.8 million decrease in adjustments for product returns, partially offset by a higher mix of lower margin private label sales.

Operating Expenses. Operating expenses increased approximately 37.8% to $13.5 million for the fiscal 2007 second quarter, from $9.8 million for the fiscal 2006 second quarter. Operating expenses, as a percentage of net sales, were 34.9% and 27.7%, respectively, for the fiscal 2007 and 2006 second quarters. The increase resulted primarily from an increase in selling and marketing expenses primarily in support of our Move Free Advanced product, and a modest increase in research and development expenses. In addition, the fiscal 2006 second quarter includes approximately $0.9 million in reimbursement from certain suppliers of previously incurred costs associated with imported raw materials as compared to $0.3 million in similar reimbursement for the second quarter of fiscal 2007. These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $8.8 million for the fiscal 2007 second quarter, from $6.1 million for the fiscal 2006 second quarter. The increase was primarily due to a $3.0 million increase in advertising costs, primarily in support of our Move Free Advanced product.

General and administrative expenses remained relatively constant at $4.2 million for the fiscal 2007 second quarter, compared to $4.1 million for the fiscal 2006 second quarter. An increase in personnel related costs due to the adoption of a long-term management incentive plan involving the grant of performance based restricted stock units (see Note 1 of Notes to Condensed Consolidated Financial Statements) was substantially offset by a reduction in management annual incentive program costs.

Research and development costs increased to approximately $0.9 million for the fiscal 2007 second quarter, from $0.6 million for the fiscal 2006 second quarter, primarily resulting from an increase in personnel related costs and expenses associated with new product research.

Other Income/Expense. Other income/expense, net, was $0.7 million income for the fiscal 2007 second quarter, compared to $0.3 million income for the fiscal 2006 second quarter. During the fiscal 2007 second quarter, we recognized approximately $0.4 million of incremental interest income resulting from an increase in cash and available-for-sale securities.

Provision for Income Taxes. Provision for income taxes was $1.1 million for the fiscal 2007 second quarter, compared to $0.1 million for the fiscal 2006 second quarter. The increase primarily resulted from an increase in pre-tax income for the fiscal 2007 second quarter compared to the fiscal 2006 second quarter, and a lower effective tax rate for the fiscal 2006 second quarter. During the fiscal 2006 second quarter, we reduced certain estimated contingent tax liabilities by approximately $0.2 million. In addition, a reduction in our overall projected fiscal 2006 tax rate at November 30, 2005, resulted in an approximate $0.4 million reduction in income tax expense for the fiscal 2006 second quarter. As a result, our effective tax rate was 5.3% for the fiscal 2006 second quarter, compared to 33.3% for the fiscal 2007 second quarter.

Click for Table of Contents

Results of Operations (unaudited)
Six Months Ended November 30, 2006 Compared to Six Months
Ended November 30, 2005

The following tables show comparative results for selected items as reported and as a percentage of net sales for the six months ended November 30, (dollars in thousands):

	2006		2005

Net sales	$84,469	100.0%	$83,473	100.0%
Cost of goods sold	51,176	60.6	59,554	71.3

Gross profit	33,293	39.4	23,919	28.7
Operating expenses:
Selling and marketing	17,079	20.2	12,076	14.5
General and administrative	7,854	9.3	7,643	9.2
Research and development	1,680	2.0	1,311	1.5
Amortization of intangible assets	—	—	11	—
Reimbursement of import costs	(298)	(0.4)	(2,288)	(2.7)
Total operating expenses	26,315	31.1	18,753	22.5

Income from operations	6,978	8.3	5,166	6.2
Other income, net	1,413	1.6	2,254	2.7
Income tax expense	(2,879)	(3.4)	(823)	(1.0)

Income from continuing operations	$5,512	6.5%	$6,597	7.9%

Net Sales. Net sales increased approximately 1.2% to $84.5 million for the six months ended November 30, 2006, from $83.5 million for the six months ended November 30, 2005, primarily resulting from an increase in private label sales.

Aggregate branded net sales remained relatively constant at $66.7 million for the six months ended November 30, 2006, compared to $66.8 million for the six months ended November 30, 2005. Branded joint care product net sales increased by approximately $0.4 million resulting from a sales volume increase of approximately $2.7 million, or 3.8%, and an approximate $0.7 million reduction in adjustments for product returns. These increases were substantially offset by a $3.0 million increase in sales promotional incentives classified as sales price reductions. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction. We utilized more price-discount like promotions due to increased competition, including from private label brands, and to support and ultimately increase our market share. Move Free net sales were $41.6 million and $39.6 million, respectively, for the six months ended November 30, 2006 and 2005. In addition, other branded net sales decreased by approximately $0.5 million primarily resulting from an approximate $0.2 million increase in promotional incentives classified as sales price reductions and an approximate $0.2 million increase in adjustments for product returns.

Private label sales increased approximately 6.6% to $17.7 million for the six months ended November 30, 2006, from $16.7 million for the six months ended November 30, 2005. The increase in private label net sales primarily resulted from securing incremental private label business in the latter part of fiscal 2006 and early part of fiscal 2007.

Gross Profit. Gross profit increased approximately 39.2% to $33.3 million for the six months ended November 30, 2006, from $23.9 million for the six months ended November 30, 2005. Gross profit, as a percentage of net sales, was 39.4% for the six months ended November 30, 2006, compared to 28.7% for the six months ended November 30, 2005. The increase was primarily due to an approximate $11.3 million decrease in joint care raw material costs, partially offset by increases in promotional incentives classified as sales price reductions.

Operating Expenses. Operating expenses increased approximately 40.3% to $26.3 million for the six months ended November 30, 2006, from $18.8 million for the six months ended November 30, 2005. Operating expenses, as a percentage of net sales, were 31.1% and 22.5%, respectively, for the six months ended November 30, 2006 and 2005. The increase resulted primarily from an increase in selling and marketing expenses, and modest increases in general and administrative and research and development costs. In addition, the first six months of fiscal 2007 includes approximately $2.3 million in reimbursement from certain suppliers of previously incurred costs associated with imported raw materials as compared to $0.3 million in similar reimbursement for the first six months of fiscal 2007. These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Click for Table of Contents

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $17.1 million for the six months ended November 30, 2006, from $12.1 million for the six months ended November 30, 2005. The increase was primarily due to a $4.5 million increase in advertising expense, primarily in support of our Move Free Advanced product, a $0.3 million increase in management incentive program costs due to the adoption of a long-term management incentive plan involving the grant of performance based restricted stock units (see Note 1 of Notes to Condensed Consolidated Financial Statements), and an increase in consulting fees in support of our export business.

General and administrative expenses remained relatively constant at $7.8 million for the six months ended November 30, 2006, compared to $7.6 million for the six months ended November 30, 2005. An increase in personnel related costs of approximately $0.7 million was substantially offset by a reduction in legal related costs. The first six months of fiscal 2007 includes approximately $1.1 million in incremental management incentive program costs consisting of an increase of approximately $1.8 million due to the adoption of a long-term management incentive plan involving the grant of performance based restricted stock units (see Note 1 of Notes to Condensed Consolidated Financial Statements), partially offset by a $0.6 million reduction in management annual incentive program costs. The first six months of fiscal 2006 includes approximately $0.4 million in severance expense.

Research and development costs increased to approximately $1.7 million for the six months ended November 30, 2006, from $1.3 million for the six months ended November 30, 2005, primarily resulting from an increase in personnel related costs and expenses associated with new product research.

Other Income/Expense. Other income/expense, net, was $1.4 million income for the six months ended November 30, 2006, compared to $2.3 million income for the six months ended November 30, 2005. During the first six months of fiscal 2007, we recognized approximately $0.7 million of incremental interest income resulting from an increase in cash and available-for-sale securities. During the fiscal 2006 first quarter, as a result of the divestiture of our Haleko Unit, certain international operating entities were substantially liquidated. Accordingly, we recognized a non-taxable net foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders' equity, of approximately $1.6 million during the fiscal 2006 first quarter.

Provision for Income Taxes. Provision for income taxes was $2.9 million for the six months ended November 30, 2006, compared to $0.8 million for the six months ended November 30, 2005. In addition to an increase in pre-tax income and the fiscal 2006 non-taxable foreign currency translation gain noted in “Other Income/Expense” above, the fiscal 2006 first quarter sale of the Haleko Unit resulted in the recognition of a gain under Internal Revenue Code Section 987 (“Section 987”). We reduced our estimated deferred tax liability for Section 987 obligations by approximately $0.8 million, which was reflected as a decrease in fiscal 2006 first quarter income tax expense. Also, during our fiscal 2006 second quarter, we reduced certain contingent tax liabilities by approximately $0.2 million. As a result of these items, our effective tax rate was 11.1% for the six months ended November 30, 2005, compared to 34.3% for the six months ended November 30, 2006.

Liquidity and Capital Resources

Working capital increased approximately $6.0 million to $96.5 million at November 30, 2006, from $90.5 million at May 31, 2006, primarily due to an increase in inventories. Inventories increased approximately $5.9 million and accounts payable increased approximately $2.3 million, which reflected the impact of forward purchasing of certain raw materials and promotional timing considerations. Accrued expenses decreased by approximately $2.5 million primarily due to the payment of accrued management annual incentive program costs and a reduction in accrued promotional costs. The increase in short-term debt of approximately $1.2 million reflects the financing of annual premiums due on insurance policies which were renewed September 1, 2006.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent. In August 2006, we agreed to extend the maturity of the Credit Facility from June 30, 2007 to June 30, 2009. The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions. Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate. The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At November 30, 2006, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

Click for Table of Contents

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

A summary of our outstanding contractual obligations at November 30, 2006 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$15,029	$2,460	$4,846	$4,642	$3,081
Purchase obligations	7,091	7,091	—	—	—
Total obligations	$22,120	$9,551	$4,846	$4,642	$3,081

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value. For the six months ended November 30, 2006, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.4 million. Inventory valuation adjustments did not materially impact our gross profit and operating income for the six months ended November 30, 2005. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. Changes in our allowances for doubtful accounts, sales returns and discounts resulted in an increase in our gross profit and operating income of approximately $0.5 million for the six months ended November 30, 2006, and a decrease in our gross profit and operating income of approximately $0.7 million for the six months ended November 30, 2005. At November 30, 2006 and May 31, 2006, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $2.9 million and $3.3 million, respectively. Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

Click for Table of Contents

•
We currently have deferred tax assets resulting from certain tax credit carryforwards and other temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. To the extent that it is more likely than not that future operations will not generate sufficient profit to utilize the tax credit carryforwards, valuation allowances are established. Changes in these valuation allowances did not significantly impact net income for the six months ended November 30, 2006 and 2005. At both November 30, 2006 and May 31, 2006, our deferred tax asset valuation allowances, primarily relating to foreign net operating loss and tax credit carryforwards, amounted to approximately $0.7 million.

•
We recognize compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. For the six months ended November 30, 2006, we recognized compensation expense related to these awards of approximately $1.8 million. At November 30, 2006, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $5.0 million.

•
We have certain intangible assets, primarily consisting of goodwill. The determination of whether or not goodwill is impaired involves significant judgment. Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

Impact of Inflation

Inflation affects the cost of raw materials, goods and services we use. In recent years, inflation has been modest. We seek to mitigate the adverse effects of inflation primarily through improved productivity, strategic buying initiatives, and cost containment programs. However, the nutritional supplement industry competitive environment limits our ability to recover higher costs resulting from inflation by raising prices. During fiscal 2005 and early fiscal 2006, we were unable to pass on increases in raw material costs relating to our joint care products to our customers. See further discussion of raw material pricing matters in the “General” and “Results of Operations” sections above, and under “Forward-Looking Statements” below.

Seasonality

Our business can be seasonal, with fluctuations in sales resulting from timing of marketing and promotional activities, customer buying patterns and consumer spending patterns. In addition, as a result of changes in the amount of sales price reductions utilized for promotional incentives, product sales mix, competitive conditions, raw material pricing pressures and other factors discussed in our SEC reports, we experience fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates, and projections. These statements are subject to risks and uncertainties, certain of which are beyond the company’s ability to control or predict, and, therefore, actual results may differ materially. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Important factors that may cause these forward-looking statements to be false include, but are not limited to: the level of customer and consumer acceptance of Move Free Advanced, the inability to successfully implement marketing and spending programs behind our Move Free brand and other new branded products, the impact of raw material pricing, availability and quality (particularly relating to joint care products and ingredients from suppliers outside the United States), the mix between branded and private label products, the ability to grow and/or maintain branded and private label sales, the inability to achieve cost savings and operational efficiencies, the inability to increase operating margins and increase revenues, dependence on individual products, dependence on individual customers, the impact of competitive products and pricing (including private label), market and industry conditions (including pricing, demand for products and level of trade inventories), the impact of clinical studies regarding nutritional supplements, particularly relating to the joint care category, the success of product development, the inability to obtain customer acceptance of new product introductions, changes in laws and regulations, litigation and government regulatory action in the United States and internationally, the inability or increased cost to obtain product liability and general insurance, the uncertainty of market acceptance of new products, adverse publicity regarding the consumption of nutritional supplements, the inability to find strategic acquisitions or the inability to successfully consummate or integrate an acquisition, changes in accounting standards, and other factors indicated from time to time in the company’s SEC reports, copies of which are available upon request from the company’s investor relations department or may be obtained at the SEC's web site (www.sec.gov). These risks and uncertainties should be carefully considered before making an investment decision with respect to shares of our common stock.

Click for Table of Contents

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Click for Table of Contents

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8 to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We attempt to identify, manage and mitigate the risks and uncertainties that are associated with our business to the extent practical.  However, some level of risk and uncertainty will always be present.  Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  Other than as set forth in any subsequent Quarterly Report on Form 10-Q we have filed, there has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on October 24, 2006 for the following purposes:

Proposal 1: Election of our Board of Directors.

	For	Withheld Authority
Eric Weider	157,639,655	1,888,925
George F. Lengvari	157,645,855	1,882,725
Bruce J. Wood	157,715,095	1,813,485
Ronald L. Corey	158,589,745	938,835
Roger H. Kimmel	157,714,212	1,814,368
Brian P. McDermott	158,590,645	937,935
H.F. Powell	158,481,575	1,047,005

Proposal 2: Approval of the Amendment to our 2004 Incentive Award Plan.

For	Against	Abstentions
155,469,939	1,087,224	24,770

ITEM 5.	OTHER INFORMATION

Not applicable

Click for Table of Contents

ITEM 6.	EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1.	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (2)
10.2.	Agreement by and between Joseph Weider and Weider Health and Fitness. (2)
10.3.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (2)*
10.4.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (2)
10.5.	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Limited. (2)
10.6.	Agreement between Schiff Nutrition Group, Inc. and Bruce J. Wood. (5)*
10.7.	Form Agreement between Schiff Nutrition Group, Inc. and certain of its executives. (5)*
10.8.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (6)*
10.9.	Employment Agreement between Weider Nutrition Group, Inc. and Bruce J. Wood. (7)*
10.10.	Consulting Agreement between Weider Nutrition Group, Inc. and Gustin Foods, LLC dated as of February 1, 2004. (8)
10.11.	Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (9)*
10.12.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (10)
10.13.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (10)
10.14.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (10)
10.15.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (10)
10.16.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (11)
10.17.	Form of Indemnification Agreement between Weider Nutrition Group, Inc. and certain of its executives and directors. (12)*
10.18.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (13)*
10.19.	Amended and Restated License and Product Supply Agreement dated as of October 13, 2006 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (14)
10.20.	Amendment No. 1 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (15)*
10.21.	Form of Director Restricted Stock Unit Agreement and Deferral Election. (16)*
10.22.	Form of Director Restricted Stock Agreement. (16)*
21.1.	Subsidiaries of Weider Nutrition International, Inc. (4)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (17)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (17)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (17)

Click for Table of Contents

(1)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
(3)	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(4)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company's Current Report on Form 8-K filed on February 3, 2006 and incorporated herein by reference.
(6)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(7)	Previously filed in the Company's Annual Report on Form 10-K filed on August 29, 2002 and incorporated herein by reference.
(8)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(9)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(10)	Previously filed in the Company's Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company's Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(12)	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(13)	Previously filed in the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
(14)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on October 16, 2006 and incorporated herein by reference.
(15)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2006 and incorporated herein by reference.
(16)	Previously filed in the Company’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference.
(17)	Filed herewith.

*	Management contract.

Click for Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: January 12, 2007	By: /s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: January 12, 2007	By: /s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Schiff Nutrition International, Inc.
Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (3 months)   (6 months)
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

-  General
-  Results of Operations (unaudited) (3 months)   (6 months)
-  Liquidity and Capital Resources
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

SIGNATURES

Exhibit 31.1- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002