Form 10-Q
period 2007-02-28
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2007-04-16
CIK 1022368

Go to - TABLE OF CONTENTS
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007

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

As of April 12, 2007 the registrant had outstanding 11,663,784 shares of Class A common stock and 14,973,148 shares of Class B common stock.

Schiff Nutrition International, Inc.
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (3 months) (9 months)
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

-     General
-  Results of Operations (unaudited) (3 months)  (9 months)
-  Liquidity and Capital Resources
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

SIGNATURES

Exhibit 31.1 - Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 28, 2007	May 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,530	$24,899
Available-for-sale securities	44,224	40,120
Receivables, net	20,507	20,431
Inventories	23,915	23,515
Prepaid expenses and other	2,281	2,444
Deferred taxes, net	1,963	2,419

Total current assets	123,420	113,828

Property and equipment, net	14,762	13,287

Other assets:
Goodwill	4,346	4,346
Deposits and other assets	124	154

Total other assets	4,470	4,500

Total assets	$142,652	$131,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,559	$10,547
Accrued expenses	9,950	11,472
Short-term debt	290	—
Income taxes payable	1,305	1,293

Total current liabilities	23,104	23,312

Deferred taxes, net	73	796

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,659,784 and 11,606,193	116	116
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	91,703	88,488
Retained earnings	27,506	18,753

Total stockholders' equity	119,475	107,507

Total liabilities and stockholders' equity	$142,652	$131,615

See notes to condensed consolidated financial statements.

Go to - TABLE OF CONTENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended February 28,
	2007	2006

Net sales	$44,999	$49,641

Cost of goods sold	28,570	32,709

Gross profit	16,429	16,932

Operating expenses:
Selling and marketing	8,060	8,527
General and administrative	2,985	3,609
Research and development	995	667
Amortization of intangible assets	—	6
Reimbursement of import costs	(96)	(125)

Total operating expenses	11,944	12,684

Income from operations	4,485	4,248

Other income (expense):
Interest income	760	547
Interest expense	(43)	(53)
Other, net	(1)	8

Total other income, net	716	502

Income before income taxes	5,201	4,750
Income tax expense	1,960	1,561

Net income	$3,241	$3,189

Weighted average shares outstanding:
Basic	26,549,132	26,336,274
Diluted	27,353,200	27,044,012

Net income per share-basic and diluted	$0.12	$0.12

Comprehensive income	$3,241	$3,189

See notes to condensed consolidated financial statements.
Go to - TABLE OF CONTENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Nine Months Ended February 28,
	2007	2006

Net sales	$129,468	$133,114

Cost of goods sold	79,746	92,263

Gross profit	49,722	40,851

Operating expenses:
Selling and marketing	25,138	20,603
General and administrative	10,839	11,252
Research and development	2,675	1,978
Amortization of intangible assets	—	17
Reimbursement of import costs	(394)	(2,413)

Total operating expenses	38,258	31,437

Income from operations	11,464	9,414

Other income (expense):
Interest income	2,261	1,322
Interest expense	(146)	(129)
Foreign currency translation gain	—	1,584
Other, net	14	(21)

Total other income, net	2,129	2,756

Income from continuing operations before income taxes	13,593	12,170
Income tax expense	4,840	2,384

Income from continuing operations	8,753	9,786
Loss from discontinued operations, net of income taxes	—	(127)

Net income	$8,753	$9,659

Weighted average shares outstanding:
Basic	26,524,365	26,229,774
Diluted	27,332,732	26,894,878

Net income per share-basic:
Income from continuing operations	$0.33	$0.37
Loss from discontinued operations	—	—

Net income	$0.33	$0.37

Net income per share-diluted:
Income from continuing operations	$0.32	$0.36
Loss from discontinued operations	—	—

Net income	$0.32	$0.36

Comprehensive income	$8,753	$9,492

See notes to condensed consolidated financial statements.

Go to - TABLE OF CONTENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended February 28,
	2007	2006
Cash flows from operating activities:
Net income	$8,753	$9,659
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in provision for bad debts	(54)	—
Deferred taxes	(267)	3,038
Depreciation and amortization	2,474	2,240
Amortization of financing fees	35	41
Stock-based compensation	2,962	117
Excess tax benefit from equity instruments	(141)	—
Foreign currency translation (gain) loss	2	(1,584)
Other	(15)	23
Changes in operating assets and liabilities:
Receivables	(422)	(1,551)
Inventories	(400)	3,513
Prepaid expenses and other	163	517
Deposits and other assets	(5)	(115)
Accounts payable	361	1,911
Other current liabilities	(1,369)	(4,017)

Net cash provided by operating activities	12,077	13,792

Cash flows from investing activities:
Purchase of property and equipment	(3,305)	(1,755)
Proceeds from sale of property and equipment	19	4
Proceeds from sale of Haleko Unit, net (Note 1)	—	13,683
Purchase of available-for-sale securities	(28,053)	(38,330)
Proceeds from sale of available-for-sale securities	23,949	27,794
Collection of notes receivable	400	450

Net cash provided by (used in) investing activities	(6,990)	1,846

Cash flows from financing activities:
Proceeds from stock options exercised	282	801
Acquisition and retirement of common stock	(170)	(143)
Excess tax benefit from equity instruments	141	—
Proceeds from short-term debt	1,996	1,693
Payments on short-term debt	(1,706)	(1,949)

Net cash provided by financing activities	543	402

Effect of exchange rate changes on cash	1	(83)

Increase in cash and cash equivalents	5,631	15,957
Cash and cash equivalents, beginning of period	24,899	11,358

Cash and cash equivalents, end of period	$30,530	$27,315

See notes to condensed consolidated financial statements.

Go to - TABLE OF CONTENTS

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

Historical operating results for the Haleko Unit are reflected as discontinued operations in our condensed consolidated financial statements, including the notes thereto.  We believe our remaining business, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.  Accordingly, beginning with the fiscal 2006 first quarter, we have reported one business unit.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Incentive Award Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”).  On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees.  Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements.  The Units will vest, if at all, based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008.  The performance criteria upon which the Units may vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital.  The grant date fair value of each Unit was $5.11.  We recognize compensation expense, net of forfeitures, over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  For the three and nine month periods ended February 28, 2007, respectively, we recognized net compensation expense of $742 and $2,552, and the related tax benefit was approximately $280 and $909.  At February 28, 2007, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $4,058, which is expected to be recognized over a weighted average period of 1.3 years.

Go to - TABLE OF CONTENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)
(unaudited)

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees.  The aggregate value of these restricted shares was approximately $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting (service) period.  During the fiscal 2007 first quarter, 86,200 restricted shares vested.  During the fiscal 2007 third quarter, 2,400 shares were cancelled as a result of the termination of an employee.  During the fiscal 2006 first quarter, 98,200 restricted shares vested, and as a result of the voluntary termination of an employee, 12,000 restricted shares were cancelled.  During the fiscal 2007 and 2006 first quarters, concurrent with the annual vesting, we reacquired (and ultimately retired) 23,443 and 27,201 shares, respectively, from certain employees in connection with the payment of individual income taxes.  As of February 28, 2007, of the 640,000 restricted shares originally issued, 445,000 shares have vested, of which 80,662 shares were reacquired (and retired), 111,200 shares have been cancelled and 83,800 shares are subject to future vesting.

Effective March 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment," using the modified prospective method and began recognizing compensation expense for all awards granted after March 1, 2006, and for the unvested portion of previously granted awards that were outstanding at March 1, 2006.  Compensation expense is recognized over the vesting period based on the computed fair value on the grant date of the award.

Prior to March 1, 2006, we disclosed the effect of SFAS No. 123, “Accounting for Stock-Based Compensation,” on a proforma basis and continued to follow Accounting Principles Board (“APB”) Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock based compensation.

Proforma information regarding net income and net income per share is required by SFAS No. 123R and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123R.  For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options’ vesting period.  Our proforma net income and net income per share are as follows for the nine months ended February 28, 2006:

Net income, as reported	$9,659
Deduct stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(232)

Net income, proforma	$9,427

Basic net income per share, as reported	$0.37
Diluted net income per share, as reported	$0.36
Basic net income per share, proforma	$0.36
Diluted net income per share, proforma	$0.35

Net cash paid for income taxes was approximately $4,934 and $4,394, respectively, for the nine months ended February 28, 2007 and 2006.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist primarily of auction rate securities, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value, which approximates unamortized cost, consist of the following:

	February 28, 2007	May 31, 2006

Federal, state and municipal debt securities	$31,391	$29,114
Corporate debt securities	8,583	7,306
Corporate equity securities	4,250	3,700

	$44,224	$40,120

Go to - TABLE OF CONTENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)
(unaudited)

Despite the long-term nature of these auction rate securities’ stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism.  These securities are classified as current assets in the accompanying consolidated balance sheets because we have the ability and intent to sell these securities as necessary to meet our current liquidity needs.  Contractual maturities of debt securities are as follows at February 28, 2007:

Less than one year	$2,272
One to five years	850
Over five years	36,852

$39,974

Go to - TABLE OF CONTENTS

The amount of unrealized gains or losses for the first nine months of fiscal 2007 and 2006 was not significant.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	February 28, 2007	May 31, 2006

Trade accounts	$22,277	$23,103
Note receivable due from WGN	—	400
Other	840	248

	23,117	23,751
Less allowances for doubtful accounts, sales returns and discounts	(2,610)	(3,320)

Total	$20,507	$20,431

4.	INVENTORIES

Inventories consist of the following:
	February 28, 2007	May 31, 2006

Raw materials	$12,058	$9,694
Work in process	2,456	1,275
Finished goods	9,401	12,546

Total	$23,915	$23,515

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	February 28, 2007			May 31, 2006
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$2,090	$(2,090)	$—	$2,090	$(2,090)	$—

Go to - TABLE OF CONTENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)
(unaudited)

Estimated amortization expense, assuming no change in the gross carrying amount of our intangible assets, is zero for all future fiscal years.

The carrying amount of goodwill did not change during the first nine months of fiscal 2007 or during fiscal 2006.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	February 28, 2007	May 31, 2006

Accrued personnel related costs	$2,838	$3,477
Accrued promotional costs	5,029	5,260
Other	2,083	2,735

Total	$9,950	$11,472

7.	CONCENTRATION RISK

The combined net sales to our two largest customers are significant.  For the first nine months of fiscal 2007 and 2006, respectively, Customer A accounted for approximately 35% and 32% and Customer B accounted for approximately 35% and 39% of total net sales.  At February 28, 2007, and May 31, 2006, respectively, amounts due from Customer A represented approximately 41% and 30% and amounts due from Customer B represented approximately 28% and 27% of total trade accounts receivable.  Net sales of our Schiff® Move Free® brand accounted for approximately 49% and 48%, respectively, of total net sales for the first nine months of fiscal 2007 and 2006.

8.	COMMITMENTS AND CONTINGENCIES

In July 2003, we were named as a defendant in Cain v. Metabolife, Inc., Weider Nutrition International, Inc., et. al. filed in Texas state court.  In connection with the bankruptcy filing of another defendant company, the case was removed to a United States Bankruptcy Court in New Jersey. The lawsuit alleged that the consumption of various products containing ephedra (distributed by several different companies) caused injuries and damages to the plaintiff.  We disputed the allegations and opposed the lawsuit.

In connection with the recent bankruptcy filing of a second defendant, the matter subsequently was removed to the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Proceedings”).  In the Bankruptcy Proceedings, the various parties reached a global settlement agreement in March 2007, which settlement agreement is subject to court approval.  The settlement agreement, which has been circulated to the parties for signature, resolves over 250 individual cases and claims (including the Cain litigation described above).  The settlement agreement provides for the dismissal with prejudice of all of the cases and claims (including the Cain litigation described above), whether or not the defendants are contributing parties.  We did not contribute any amounts to the settlement of this matter, and we did not have insurance coverage for this matter.

From time to time, we are involved in claims, legal actions and governmental proceedings that arise from our business operations.  Although ultimate liability cannot be determined at the present time, we believe that any liability resulting from these matters, if any, after taking into consideration our insurance coverage will not have a material adverse effect on our results of operations and financial condition.

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

Go to - TABLE OF CONTENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)
(unaudited)

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award.  SFAS No. 123R also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant.  Under the fair value based method as prescribed by SFAS No. 123R, we are required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award.  Effective March 1, 2006, we adopted SFAS No. 123R using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of approximately $29 and $254, respectively, for the three and nine month periods ended February 28, 2007.  The incremental stock-based compensation expense caused income from continuing operations to decrease by $29 and $254, respectively, and net income to decrease by $18 and $164, respectively, for the three and nine month periods ended February 28, 2007.  The impact on basic and diluted earnings per share was less than $.01 per share for the three and nine months ended February 28, 2007.  Cash provided by operating activities decreased and cash provided by financing activities increased by $141 related to excess tax benefits from stock-based payment arrangements.

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

Go to - TABLE OF CONTENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)
(unaudited)

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements.  SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  We have not yet determined the impact of adopting SAB No. 108 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The measurement and disclosure provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We have not yet determined the impact of adopting SAB No. 108 on our results of operations and financial condition.

Go to - TABLE OF CONTENTS

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

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC (“WGN”), a wholly-owned subsidiary of Weider Health and Fitness, a privately held company headquartered in California and our majority stockholder.  The terms of the transaction provided for a cash payment of approximately $12.9 million and a note receivable of $1.1 million in exchange for assets relating to our domestic Weider branded business, including inventory, receivables, and intangible and intellectual property, the capital stock of certain of our international subsidiaries related to our international Weider branded business (including the working capital of those subsidiaries), and the assumption of certain associated liabilities by WGN. The transaction closed on April 1, 2005, with an effective date of March 1, 2005.

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

Historical operating results for the Haleko Unit are reflected as discontinued operations in our condensed consolidated financial statements, including the notes thereto.  We believe our remaining business, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.  Accordingly, beginning with the fiscal 2006 first quarter, we have reported one business segment.

During fiscal 2006 and the first nine months of fiscal 2007, we continued to provide selling and marketing support intended both to defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  Our primary initiative was the introduction of our Move Free Advanced product, which we believe is an improved, more effective version of our existing Move Free product.  We began implementing the Move Free Advanced initiative during the latter part of the fiscal 2006 second quarter.  The introduction of Move Free Advanced into substantially all of our significant retail accounts continued during the second half of fiscal 2006 and was substantially completed in the fiscal 2007 first quarter.  We provided incremental selling and marketing support for our Move Free Advanced product during the second half of fiscal 2006 and continuing in the first nine months of fiscal 2007.  Subject to the impact of Move Free Advanced marketing initiatives and competitive joint care category pricing pressures, including private label, we believe our fiscal 2007 net sales may reflect a modest decrease, as compared to fiscal 2006 net sales.

Go to - TABLE OF CONTENTS

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

Our operating results for the first nine months of fiscal 2006, as compared to the first nine months of fiscal 2007, were favorably impacted by the recognition of approximately $2.0 million (net difference) in reimbursement of import related costs, the recognition of approximately $1.6 million of non-taxable foreign currency related gain and an overall effective tax rate of approximately 19.6%.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended February 28, 2007 Compared to Three Months
Ended February 28, 2006

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended February 28, (dollars in thousands):

	2007		2006

Net sales	$44,999	100.0%	$49,641	100.0%
Cost of goods sold	28,570	63.5	32,709	65.9

Gross profit	16,429	36.5	16,932	34.1
Operating expenses:
Selling and marketing	8,060	17.9	8,527	17.2
General and administrative	2,985	6.6	3,609	7.3
Research and development	995	2.2	667	1.3
Amortization of intangible assets	—	—	6	—
Reimbursement of import costs	(96)	(0.2)	(125)	(0.3)
Total operating expenses	11,944	26.5	12,684	25.5

Income from operations	4,485	10.0	4,248	8.6
Other income, net	716	1.6	502	1.0
Income tax expense	(1,960)	(4.4)	(1,561)	(3.2)

Net income	$3,241	7.2%	$3,189	6.4%

Net Sales. Net sales decreased approximately 9.4% to $45.0 million for the fiscal 2007 third quarter, from $49.6 million for the fiscal 2006 third quarter, primarily resulting from a decrease in branded net sales, partially offset by an increase in private label sales.

Aggregate branded net sales decreased approximately 17.7% to $34.6 million for the fiscal 2007 third quarter, from $42.1 million for the fiscal 2006 third quarter.  Branded joint care product net sales decreased approximately 18.5% to $29.7 million for the fiscal 2007 third quarter, from $36.4 million for the fiscal 2006 third quarter.  Move Free net sales were $22.2 million and $24.9 million, respectively, for the fiscal 2007 and 2006 third quarters.  Other branded net sales decreased approximately 13.0% to $5.0 million for the fiscal 2007 third quarter, from $5.7 million for the fiscal 2006 third quarter.  The decrease in net sales, in both branded joint care products and other branded products, primarily resulted from an aggregate decrease in sales volume of approximately $5.4 million, or 10.0%, coupled with a $2.5 million increase in promotional incentives classified as sales price reductions.  Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  The decrease in net sales was partially offset by an approximate $0.4 million decrease in adjustments for product returns.

Go to - TABLE OF CONTENTS

Private label net sales increased approximately 37.6% to $10.4 million for the fiscal 2007 third quarter, from $7.5 million for the fiscal 2006 third quarter.  The increase in private label sales was primarily due to a volume increase from securing incremental private label business in the latter part of fiscal 2006 and the early part of fiscal 2007.

Gross Profit. Gross profit decreased approximately 3.0% to $16.4 million for the fiscal 2007 third quarter, from $16.9 million for the fiscal 2006 third quarter.  Gross profit, as a percentage of net sales, was 36.5% for the fiscal 2007 third quarter, compared to 34.1% for the fiscal 2006 third quarter.  The increase in gross profit, as a percentage of net sales, primarily resulted from an approximate $6.0 million decrease in joint care raw material costs and an approximate $0.7 million decrease in net adjustments for product returns, partially offset by the $2.5 million in incremental sales incentives, a $0.5 million increase in inventory valuation adjustments and a higher mix of lower margin private label sales.

Operating Expenses. Operating expenses decreased approximately 5.8% to $11.9 million for the fiscal 2007 third quarter, from $12.7 million for the fiscal 2006 third quarter.  Operating expenses, as a percentage of net sales, were 26.5% and 25.5%, respectively, for the fiscal 2007 and 2006 third quarters.  The decrease in operating expenses resulted primarily from a decrease in selling and marketing and general and administrative expenses, partially offset by an increase in research and development expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $8.1 million for the fiscal 2007 third quarter, from $8.5 million for the fiscal 2006 third quarter.  The decrease was primarily due to a shift in overall marketing spending towards price discount-like promotional costs classified as a reduction of sales.  Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.

General and administrative expenses decreased to approximately $3.0 million for the fiscal 2007 third quarter, from $3.6 million for the fiscal 2006 third quarter.  The decrease was primarily attributable to the settlement of certain litigation matters and a reduction in legal costs, partially offset by an approximate $0.7 million increase in personnel related costs primarily due to the adoption of a long-term management incentive plan involving the grant of performance based restricted stock units (see Note 1 of Notes to Condensed Consolidated Financial Statements).  The fiscal 2007 third quarter includes litigation settlements resulting in the reversal of approximately $0.6 million in contingent liabilities and the recognition of approximately $0.7 million in reimbursements of certain insurance premiums and other expenses paid in prior fiscal years.

Research and development costs increased to approximately $1.0 million for the fiscal 2007 third quarter, from $0.7 million for the fiscal 2006 third quarter, primarily resulting from an increase in personnel related costs and expenses associated with product research.

Other Income/Expense. Other income/expense, net, was $0.7 million income for the fiscal 2007 third quarter, compared to $0.5 million income for the fiscal 2006 third quarter.  During the fiscal 2007 third quarter, we recognized approximately $0.2 million of incremental interest income resulting from an increase in cash and available-for-sale securities.

Provision for Income Taxes. Provision for income taxes was $2.0 million for the fiscal 2007 third quarter, compared to $1.6 million for the fiscal 2006 third quarter.  During the fiscal 2006 third quarter, we reduced certain valuation allowances relating to capital loss carry forwards by approximately $0.5 million.  In addition, an increase in our overall projected fiscal 2006 tax rate at February 28, 2006, resulted in an approximate $0.2 million increase in income tax expense for the fiscal 2006 third quarter.  As a result, our effective tax rate was 32.9% for the fiscal 2006 third quarter, compared to 37.7% for the fiscal 2007 third quarter.

Go to - TABLE OF CONTENTS

Results of Operations (unaudited)
Nine Months Ended February 28, 2007 Compared to Nine Months
Ended February 28, 2006

The following tables show comparative results for selected items as reported and as a percentage of net sales for the nine months ended February 28, (dollars in thousands):

	2007		2006

Net sales	$129,468	100.0%	$133,114	100.0%
Cost of goods sold	79,746	61.6	92,263	69.3

Gross profit	49,722	38.4	40,851	30.7
Operating expenses:
Selling and marketing	25,138	19.4	20,603	15.5
General and administrative	10,839	8.3	11,252	8.4
Research and development	2,675	2.1	1,978	1.5
Amortization of intangible assets	—	—	17	—
Reimbursement of import costs	(394)	(0.3)	(2,413)	(1.8)
Total operating expenses	38,258	29.5	31,437	23.6

Income from operations	11,464	8.9	9,414	7.1
Other income, net	2,129	1.6	2,756	2.1
Income tax expense	(4,840)	(3.7)	(2,384)	(1.8)

Income from continuing operations	$8,753	6.8%	$9,786	7.4%

Net Sales. Net sales decreased approximately 2.7% to $129.5 million for the nine months ended February 28, 2007, from $133.1 million for the nine months ended February 28, 2006, primarily resulting from a decrease in branded net sales, partially offset by an increase in private label sales.

Aggregate branded net sales decreased approximately 7.0% to $101.4 million for the nine months ended February 28, 2007, from $109.0 million for the nine months ended February 28, 2006.  Branded joint care product net sales decreased approximately 6.4% to $85.6 million for the nine months ended February 28, 2007, from $91.4 million for the nine months ended February 28, 2006.  Move Free net sales were $63.8 million and $64.5 million, respectively, for the nine months ended February 28, 2007 and 2006.  Other branded net sales decreased approximately 9.8% to $15.8 million for the nine months ended February 28, 2007, from $17.5 million for the nine months ended February 28, 2006.  The decreases, in both branded joint care products and other branded products, primarily resulted from a moderate decrease in aggregate sales volume of approximately $2.0 million, or 1.5%, coupled with a $5.8 million increase in promotional incentives classified as sales price reductions.  Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  The decrease in net sales was partially offset by an approximate $0.2 million decrease in adjustments for product returns.

Private label net sales increased approximately 16.3% to $28.1 million for the nine months ended February 28, 2007, from $24.2 million for the nine months ended February 28, 2006.  The increase in private label sales was primarily due to a volume increase from securing incremental private label business in the latter part of fiscal 2006 and the early part of fiscal 2007.

Gross Profit. Gross profit increased approximately 21.7% to $49.7 million for the nine months ended February 28, 2007, from $40.9 million for the nine months ended February 28, 2006.  Gross profit, as a percentage of net sales, was 38.4% and 30.7%, respectively, for the nine months ended February 28, 2007 and 2006.  The increase was primarily due to an approximate $17.3 million decrease in joint care raw material costs and an approximate $1.1 million decrease in net adjustments for product returns, partially offset by the $5.8 million in incremental sales incentives, an approximate $1.0 million increase in inventory valuation adjustments and a higher mix of lower margin private label sales.

Operating Expenses. Operating expenses increased approximately 21.7% to $38.3 million for the nine months ended February 28, 2007, from $31.4 million for the nine months ended February 28, 2006.  Operating expenses, as a percentage of net sales, were 29.5% and 23.6%, respectively, for the nine months ended February 28, 2007 and 2006.  The increase resulted primarily from an increase in selling and marketing and research and development expenses, partially offset by a decrease in general and administrative expenses.  In addition, the first nine months of fiscal 2006 includes approximately $2.4 million in reimbursement from certain suppliers of previously incurred costs associated with imported raw materials as compared to $0.4 million in similar reimbursement for the first nine months of fiscal 2007.  These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Go to - TABLE OF CONTENTS

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $25.1 million for the nine months ended February 28, 2007, from $20.6 million for the nine months ended February 28, 2006.  The increase was primarily due to a $3.2 million increase in promotional expenses, primarily advertising in support of our Move Free Advanced product, a $0.4 million increase in management incentive program costs due to the adoption of a long-term management incentive plan involving the grant of performance based restricted stock units (see Note 1 of Notes to Condensed Consolidated Financial Statements), and an increase in consulting fees incurred in support of our export business and the marketing of new products.

General and administrative expenses decreased to approximately $10.8 million for the nine months ended February 28, 2007, compared to $11.3 million for the nine months ended February 28, 2006.  The decrease was primarily attributable to the settlement of certain litigation matters and a reduction in legal costs, partially offset by an increase in personnel related costs of approximately $1.4 million.  The first nine months of fiscal 2007 includes favorable litigation settlements totaling approximately $1.6 million, including the recognition of approximately $1.0 million in reimbursements of insurance premiums and other expenses paid in prior fiscal years and the reversal of approximately $0.6 million in contingent liabilities.  In addition, legal fees decreased approximately $0.2 million for the nine months ended February 28, 2007, compared to the nine months ended February 28, 2006.  The first nine months of fiscal 2007 includes approximately $1.6 million in incremental management incentive program costs consisting of an increase of approximately $2.2 million due to the adoption of a long-term management incentive plan involving the grant of performance based restricted stock units (see Note 1 of Notes to Condensed Consolidated Financial Statements), partially offset by a $0.6 million reduction in management annual incentive program costs.  The first nine months of fiscal 2007 also includes approximately $0.2 million in incremental stock-based compensation expense due to the adoption of SFAS 123R (see Note 1 of Notes to Condensed Consolidated Financial statements) while the first nine months of fiscal 2006 includes approximately $0.4 million in severance expense.

Research and development costs increased to approximately $2.7 million for the nine months ended February 28, 2007, from $2.0 million for the nine months ended February 28, 2006, primarily resulting from an increase in personnel related costs and expenses associated with product research.

Other Income/Expense. Other income/expense, net, was $2.1 million income for the nine months ended February 28, 2007, compared to $2.8 million income for the nine months ended February 28, 2006.  During the first nine months of fiscal 2007, we recognized approximately $0.9 million of incremental interest income resulting from an increase in cash and available-for-sale securities.  During the fiscal 2006 first quarter, as a result of the divestiture of our Haleko Unit, certain international operating entities were substantially liquidated.  Accordingly, we recognized a non-taxable net foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders' equity, of approximately $1.6 million during the fiscal 2006 first quarter.

Provision for Income Taxes. Provision for income taxes was $4.8 million for the nine months ended February 28, 2007, compared to $2.4 million for the nine months ended February 28, 2006.  In addition to an increase in pre-tax income and the fiscal 2006 non-taxable foreign currency translation gain noted in “Other Income/Expense” above, the fiscal 2006 first quarter sale of the Haleko Unit resulted in the recognition of a gain under Internal Revenue Code Section 987 (“Section 987”).  We reduced our estimated deferred tax liability for Section 987 obligations by approximately $0.8 million, which was reflected as a decrease in fiscal 2006 first quarter income tax expense.  Also, during our fiscal 2006 second and third quarters, we reduced certain valuation adjustments and contingent tax liabilities by approximately $0.7 million.  As a result of these items, our effective tax rate was 19.6% for the nine months ended February 28, 2006, compared to 35.6% for the nine months ended February 28, 2007.

Liquidity and Capital Resources

Working capital increased approximately $9.8 million to $100.3 million at February 28, 2007, from $90.5 million at May 31, 2006, primarily due to a $5.6 million increase in cash and a $4.1 million increase in available-for-sale securities resulting primarily from operating cash flows for the first nine months of fiscal 2007.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent.  In August 2006, we agreed to extend the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to

Go to - TABLE OF CONTENTS

pay dividends on our common stock and certain other restrictions.  Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG.  If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets.  In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory.  Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate.  The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  At February 28, 2007, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

We believe that our cash, available-for-sale securities, cash flows from operations and the Credit Facility will be sufficient to meet our normal cash operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, product rights and other investments that are compatible with or complementary to our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments.  In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt.  If a material acquisition, divestiture or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

A summary of our outstanding contractual obligations at February 28, 2007 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$14,471	$2,512	$4,820	$4,635	$2,504
Purchase obligations	7,768	7,768	—	—	—
Debt obligations	290	290	—	—	—
Total obligations	$22,529	$10,570	$4,820	$4,635	$2,504

Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, valuation of deferred tax assets, valuation of share-based payments and recoverability of long-lived assets.  Note 1 of Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2006, filed with the SEC, describes the accounting policies governing each of these matters.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the nine months ended February 28, 2007, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.9 million.  Inventory valuation adjustments did not materially impact our gross profit and operating income for the nine months ended February 28, 2006.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

Go to - TABLE OF CONTENTS

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in an increase in our gross profit and operating income of approximately $0.7 million for the nine months ended February 28, 2007, and a decrease in our gross profit and operating income of approximately $1.1 million for the nine months ended February 28, 2006.  At February 28, 2007 and May 31, 2006, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $2.6 million and $3.3 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets resulting from certain tax credit carryforwards and other temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  To the extent that it is more likely than not that future operations will not generate sufficient profit to utilize the tax credit carryforwards, valuation allowances are established.  Changes in these valuation allowances did not significantly impact net income for the nine months ended February 28, 2007.  For the nine months ended February 28, 2006, changes in these valuation allowances resulted in an increase in net income of approximately $0.5 million.  At both February 28, 2007 and May 31, 2006, our deferred tax asset valuation allowances, primarily relating to foreign tax credit carryforwards, amounted to approximately $0.7 million.

•
We recognize compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  For the nine months ended February 28, 2007, we recognized compensation expense related to these awards, net of forfeitures, of approximately $2.6 million.  At February 28, 2007, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $4.2 million.

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

Go to - TABLE OF CONTENTS

Important factors that may cause these forward-looking statements to be false include, but are not limited to: the level of customer and consumer acceptance of Move Free Advanced, the inability to successfully implement marketing and spending programs behind our Move Free brand and other new branded products, the impact of raw material pricing, availability and quality (particularly relating to joint care products and ingredients from suppliers outside the United States), the mix between branded and private label products, the ability to grow and/or maintain branded and private label sales, the inability to enforce or protect our intellectual property rights against infringement, the inability to achieve cost savings and operational efficiencies, the inability to increase operating margins and increase revenues, dependence on individual products, dependence on individual customers, the impact of competitive products and pricing (including private label), market and industry conditions (including pricing, demand for products and level of trade inventories), the impact of clinical studies regarding nutritional supplements, particularly relating to the joint care category, the success of product development, the inability to obtain customer acceptance of new product introductions, changes in laws and regulations, litigation and government regulatory action in the United States and internationally, the inability or increased cost to obtain product liability and general insurance, the uncertainty of market acceptance of new products, adverse publicity regarding the consumption of nutritional supplements, the inability to find strategic acquisitions or the inability to successfully consummate or integrate an acquisition, changes in accounting standards, and other factors indicated from time to time in the company’s SEC reports, copies of which are available upon request from the company’s investor relations department or may be obtained at the SEC's web site (www.sec.gov). These risks and uncertainties should be carefully considered before making an investment decision with respect to shares of our common stock.

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

Go to - TABLE OF CONTENTS

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8 to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We attempt to identify, manage and mitigate the risks and uncertainties that are associated with our business to the extent practical.  However, some level of risk and uncertainty will always be present.  Item1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.  Other than as set forth in any subsequent Quarterly Report on Form 10-Q we have filed, there has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

Go to - TABLE OF CONTENTS

ITEM 6.	EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Schiff Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1.	Build-To-Suit Lease Agreement dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (2)
10.2.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (2)*
10.3.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (2)
10.4.	License Agreement dated as of December 1, 1996 between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (2)
10.5.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (5)*
10.6.	Employment Agreement dated as of June 1, 2002 between Weider Nutrition Group, Inc. and Bruce J. Wood. (6)*
10.7.	Consulting Agreement dated as of February 1, 2004 between Weider Nutrition Group, Inc. and Gustin Foods, LLC. (7)
10.8.	Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (8)*
10.9.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (9)
10.10.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (9)
10.11.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (9)
10.12.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (9)
10.13.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (10)
10.14.	Form of Indemnification Agreement between Weider Nutrition Group, Inc. and certain of its executives and directors. (11)*
10.15.	Agreement dated as of October 1, 2005 between Schiff Nutrition Group, Inc. and Bruce J. Wood. (12)*
10.16.	Form Agreement between Schiff Nutrition Group, Inc. and certain of its executives. (12)*
10.17.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (13)*
10.18.	Amendment No. 1 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (14)*
10.19.	Amended and Restated License and Product Supply Agreement dated as of October 13, 2006 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (15)
10.20.	Form of Director Restricted Stock Unit Agreement and Deferral Election. (16)*
10.21.	Form of Director Restricted Stock Agreement. (16)*
21.1.	Subsidiaries of Schiff Nutrition International, Inc. (4)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (17)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (17)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (17)

(1)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
(3)	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(4)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(6)	Previously filed in the Company's Annual Report on Form 10-K filed on August 29, 2002 and incorporated herein by reference.
(7)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(8)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.

Go to - TABLE OF CONTENTS

(9)	Previously filed in the Company's Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(10)	Previously filed in the Company's Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(12)	Previously filed in the Company's Current Report on Form 8-K filed on February 3, 2006 and incorporated herein by reference.
(13)	Previously filed in the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
(14)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2006 and incorporated herein by reference.
(15)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on October 16, 2006 and incorporated herein by reference.
(16)	Previously filed in the Company’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference.
(17)	Filed herewith.

*	Management contract.

Go to - TABLE OF CONTENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: April 13, 2007	By: /s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: April 13, 2007	By: /s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Go to - TABLE OF CONTENTS