Form 10-K
period 2007-05-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2007-08-28
CIK 1022368

QuickLinks (Click to quickly navigate through this document)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $70,530,744 as of November 30, 2006, the last day of the registrant's second fiscal quarter, based upon the closing price on the New York Stock Exchange of $6.34 for shares of the registrant’s Class A common stock on that date.

As of August 23, 2007 the registrant had outstanding 11,657,970 shares of Class A common stock and 14,973,148 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended May 31, 2007, are incorporated by reference into Part III hereof.

Schiff Nutrition International, Inc.
Table of Contents

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES

PART III

ITEM 9B.	OTHER INFORMATION
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

i

SCHIFF NUTRITION INTERNATIONAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES
2.	DIVESTITURES
3.	AVAILABLE-FOR-SALE SECURITIES
4.	RECEIVABLES, NET
5.	INVENTORIES
6.	PROPERTY AND EQUIPMENT, NET
7.	GOODWILL AND INTANGIBLE ASSETS, NET
8.	ACCRUED EXPENSES
9.	INCOME TAXES
10.	OTHER ACCUMULATED COMPREHENSIVE INCOME
11.	STOCK-BASED COMPENSATION PLANS
12.	COMMITMENTS AND CONTINGENCIES
13.	RELATED PARTY TRANSACTIONS
14.	OPERATING SEGMENTS
15.	QUARTERLY RESULTS (UNAUDITED)
16.	SUBSEQUENT EVENT

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

EXHIBIT – 23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EXHIBIT – 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

EXHIBIT – 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

EXHIBIT – 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

ii

QuickLinks (Click to quickly navigate through this document)

PART I

Note on Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K, including statements under the captions “Business,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements.  These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially.  The fact that some of the risks may be the same or similar to past reports we have filed with the Securities and Exchange Commission (“SEC”) means only that the risks are present in multiple periods.  We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.  Important factors that may cause these forward-looking statements to be false or materially different from our current expectations include, but are not limited to, the factors discussed in Items 1, 1A, 3, 7 and 7A of this Annual Report.

You should carefully consider the risks described in this Annual Report on Form 10-K, including those set forth in “Item 1A - Risk Factors” below.  Any of these risks could have a material adverse effect on our results of operations and financial condition.

ITEM 1.	BUSINESS

General

Schiff Nutrition International, Inc. (“we,” “us,” or “our”) develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  We offer a broad range of capsules, tablets and nutrition bars.  Our portfolio of recognized brands, including Schiff® and Tiger’s Milk®, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

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

QuickLinks (Click to quickly navigate through this document)

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

At our 2005 Annual Meeting of Shareholders in October 2005, our stockholders approved a corporate name change from Weider Nutrition International, Inc. to Schiff Nutrition International, Inc.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000.  We were incorporated in Delaware in 1996.  Our corporate internet web site address is www.schiffnutrition.com.  We have included our internet web sites here and elsewhere only as an inactive textual reference.  The information contained on the internet web sites is not incorporated by reference into this Annual Report on Form 10-K.  We file our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto with the SEC.  Electronic copies of our periodic reports and current reports, and any amendments to those reports, are available free of charge by accessing our corporate internet web site at www.schiffnutrition.com, which provides a link to www.sec.gov, the web site maintained by the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Recent Developments

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, the Board of Directors approved certain dividend equivalent rights, allowing holders of other equity awards, including stock options and restricted stock units, to receive dividend equivalents in the form of cash on each share underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, the company had approximately 29.9 million common shares (or common share equivalents) outstanding, including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is approximately $44.9 million, presuming 100 percent vesting of shares underlying stock awards (54 percent vested as of July 31, 2007).  To the extent outstanding stock options and restricted stock units were unvested at July 31, 2007, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

In connection with the dividend equivalents paid or payable on stock options and certain restricted stock units, we expect to recognize a compensation charge during fiscal 2008.  The pre-tax charge will amount to approximately $5.0 million, with approximately $3.0 million recognized during the first fiscal quarter.

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

QuickLinks (Click to quickly navigate through this document)

In recent years, nutritional supplement companies, analysts, publications and other industry sources have indicated a slower growth rate in the nutritional supplement industry.  We believe that the slowdown is due in part to, among other factors, increased competition, including intense private label expansion and increasing competition from pharmaceutical and food companies, the lack of industry-wide “blockbuster” products, negative publicity regarding certain nutritional supplement ingredients and companies, and the general maturing of the industry.

Although specific data from the fragmented international markets is not readily available, we believe similar demographics, events, and other trends affect the nutritional supplement market internationally.

Brands, Products and Distribution

We market a broad line of specialty supplements, vitamins and minerals under the Schiff brand, which has been familiar to consumers for over 70 years.  The Schiff brand emphasizes high quality and natural ingredients, primarily consisting of tablet, capsule and softgel product forms.

Our Schiff brand specialty supplements are designed to provide consumers with targeted support for their wellness efforts.  Our specialty supplements include joint care products marketed under the Schiff brand, including our Move Free® and Glucosamine products.  Our Move Free product is one of the leading joint care products in the mass market channel.  Move Free net sales were $83.8 million, $86.2 million and $68.9 million, respectively, for fiscal 2007, 2006 and 2005 and represented approximately 48%, 48% and 40%, respectively, of total net sales for fiscal 2007, 2006 and 2005.  Due to the divestitures of our Weider branded business and Haleko business, our concentration in this brand and the joint care category have increased.  We cannot assure you that Move Free or other of our products currently experiencing strong popularity and growth will maintain sales levels over time.  A significant decrease in Move Free or joint care category sales could have a material adverse effect on our results of operations and financial condition.  Other specialty supplement products include:

•	specialty formulas for men and women, such as Prostate Health and Folic Acid; and

•	other specialty formulas, such as Melatonin Plus, Niacin and Lutein.

Our Schiff brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to healthy diet and exercise.  Schiff brand vitamin products include:

•	multivitamins, such as Single Day;

•	individual vitamins, such as Vitamin B and Vitamin C; and

•	minerals, such as Calcium.

The Schiff brand is marketed primarily in the mass market retail channel, with additional limited distribution in health food stores.  Our products are sold domestically in leading retail outlets in all 50 states.  Our mass market customers include:

•	warehouse clubs, such as Costco, Sam’s Club and BJ’s;

•	mass merchandisers, such as Wal-Mart and Target;

•	supermarkets, such as Fred Meyer, Giant, Kroger, Publix, Safeway, Stop & Shop, H-E-B and Raley’s; and

•	drug stores, such as Walgreens, CVS, Rite Aid and Longs.

We also manufacture private label products for certain retail customers where we sell our branded products.  Manufactured private label products are sold to key retailers for distribution under their store brand names.  Private label products include specialty supplements, vitamins and minerals, such as joint care products, Vitamin B and Calcium.  We service the health food market primarily through sales to leading health food retailers and distributors.

QuickLinks (Click to quickly navigate through this document)

Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 69%, 70% and 72%, respectively, of our total net sales for fiscal 2007, 2006 and 2005.  Due to the divestitures of our Weider branded business and Haleko business, our concentration in these customers has increased.  Retail customers in our industry generally do not enter into long-term supply contracts with their suppliers, particularly for branded products.  Consequently, we do not have supply contracts with either Costco or Wal-Mart and therefore cannot assure you that either Costco or Wal-Mart will continue to be significant customers in the future.  The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, would have a material adverse effect on our results of operations and financial condition.

We also export certain Schiff products, particularly in the joint care category, to various international markets.  In certain countries where we have an existing relationship with a retailer, such as Costco, we sell our products directly to the retailer.  We sell to independent distributors in countries where we do not have direct relationships with retailers.  See Note 1 of the Notes to Consolidated Financial Statements for domestic and international net sales amounts.  See “Item 1 – Business – Government Regulation” and “Item 1A – Risk Factors – Risks Associated with International Markets” for additional information relating to our export business.

We also market a line of nutrition bar products under the Tiger’s Milk and Fi-Bar brands.  The Tiger’s Milk product line includes several nutrition bars that supply protein, vitamins and other essential nutrients with fewer calories than a traditional candy bar.  The Fi-Bar product line is comprised of snack bars that are free of hydrogenated oils and trans fat, made with wholesome ingredients such as grains, oats, nuts and fruit, and coated with white, semi-sweet or milk chocolate.  The Tiger’s Milk and Fi-Bar brands are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars and are sold primarily through mass market retailers and convenience stores, with additional limited distribution in health food stores.

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

Sales and Marketing

Our sales force consists of dedicated sales professionals who are assigned to specific accounts, classes of trade and/or geographic territories.  These sales professionals work directly with retailers and distributors to increase knowledge of our products and general nutritional supplement benefits, solicit orders for our products, maximize our shelf presence and provide related product sales assistance.  We also utilize brokers to sell our products in certain accounts and classes of trade.

We market our products using a mix of trade and consumer promotions; television, newspaper and print media advertising; and consumer education efforts.  Our advertising and marketing expenditures, excluding sales incentives reflected as reductions in net sales or increases in cost of goods sold, were approximately $19.4 million, $18.3 million and $16.9 million, respectively, for fiscal 2007, 2006 and 2005.  Classification of promotional costs as a sales reduction or increase in cost of goods sold is required when the promotion effectively represents a price reduction.

During fiscal 2007, we maintained our focus on brand building support for our core brands, particularly relating to our Schiff Move Free brand of joint care products.  We continued to employ television, magazine and other media in fiscal 2007, along with several targeted direct mail, public relations and sampling campaigns.  During fiscal 2007, our advertisements appeared in various magazines and other publications.

Another key component of our marketing strategy is to educate consumers about innovative, safe and beneficial nutritional supplement products.  We participate in consumer education at conferences and trade and consumer shows.  Our web sites, including www.schiffvitamins.com, also provide additional educational information to consumers and customers.

Product Research and Development

We are committed to research and development to create safe and efficacious new products and existing product line extensions, and develop more effective and efficient means of processing ingredients for use in products.  New product development and process improvements are important to the nutritional supplement industry to create new market opportunities, meet consumer demand and strengthen relationships with customers.

QuickLinks (Click to quickly navigate through this document)

We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits.  To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy and safety studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns.  For research and development initiatives, we conduct research and development in our own facility and with third parties.  Product research and development expenses were approximately $3.7 million, $2.9 million and $3.2 million, respectively, for fiscal 2007, 2006 and 2005.

Manufacturing and Product Quality

We manufacture the majority of our products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which includes our main distribution center and primary administrative offices and also contains our nutrition bar manufacturing operations.  Our Salt Lake City capsule and tablet facility is designed and operated to meet United States Pharmacopeia (“USP”) compliance standards.  We participate in the USP Dietary Supplement Verification Program, pursuant to which our manufacturing facility has been certified as being compliant with good manufacturing practices (“GMP’s”) promulgated by USP.  We are also registered with NSF International (“NSF”) as being certified compliant with NSF GMP’s as set forth in NSF/ANSI Standard 173-2003, Dietary Supplements, Section 8.

Our manufacturing process generally consists of the following operations: (i) sourcing ingredients for products, (ii) warehousing raw ingredients, (iii) measuring ingredients for inclusion in such products, (iv) granulating, blending and grinding ingredients into a mixture with a homogeneous consistency, and (v) encapsulating, tableting, pouring, pouching, bagging or boxing the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment.

Our bottling and packaging, counting, check weighing and filling operations are automated to promote accuracy and compliance with weights and measures regulations.  We have invested in production line flexibility to accommodate various filling sizes, weights or counts of product and final shipped unit configurations to fulfill customer and ultimate consumer needs.  The distribution center features a high-rise racked warehouse and a fully automated “order-pick” system using optical readers that interpret bar coded labels on each shipping container.

We maintain and operate a Manufacturing Resource Planning (“MRP”) system that is integrated with distribution, warehousing and quality control, which provides real-time lot and quality tracking of raw materials, work in progress and finished goods.  We manufactured over 95% of our branded products in fiscal 2007, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability, while also reducing production costs.  We also have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers, and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may occasionally exist, do not have a material impact on delivery time to the customer.

Our quality management systems are detailed and comprehensive, and include a supplier selection and certification process, raw material verification, analytical testing, weight deviation measurement, facility and process audits, and other procedures.  The quality management systems also include a professionally equipped and staffed laboratory, enabling analysis of raw materials and finished goods for compliance to specifications.  Our products are also subject to extensive shelf life stability testing through which we determine the effects of aging on our products.  Outside laboratories are used routinely to evaluate our internal test laboratory performance and to supplement our internal testing procedures and capabilities.

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

We have a long-term supply and license agreement with a third-party supplier for a key ingredient used in our Move Free Advanced product.  While we have a contract in place providing for the continuing supply of this ingredient, we cannot assure you that the supplier will continue to supply this ingredient in the quantities we require, or at all.  We do not have an alternate supplier for this ingredient.  See “Item 1 – Business – Intellectual Property.”

QuickLinks (Click to quickly navigate through this document)

Competition

The market for the sale of nutritional supplements is highly fragmented and competitive.  We believe that competition is based principally upon price, quality and efficacy of products, customer service, marketing support, and new products.

Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories.  In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market.  These companies and many nutritional supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Private label products of our customers, which have been significantly increasing in certain nutrition categories (including the joint care category), compete directly with our products.  In several product categories, private label items have become the market share leaders.  Increased competition from such companies and from private label pressures, particularly relating to the joint care category, could have a material adverse effect on our results of operations and financial condition.

Many companies within the industry are privately-held.  Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors with respect to sales to retailers.  As the nutritional supplement industry continues to evolve, we believe retailers will align themselves with suppliers who are financially stable, market a broad portfolio of products and offer superior customer service.  We believe that we compete favorably with other nutritional supplement companies because of our financial stability, brand names, customer service, competitive pricing, sales and marketing support and quality of our product lines.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to the laws and regulations of federal governmental agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture, the U.S. Consumer Products Safety Commission, the Environmental Protection Agency and the Postal Service, and also various agencies of the states, localities and countries in which we operate and sell our products.

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

QuickLinks (Click to quickly navigate through this document)

The FDA recently published final GMP’s specifically for the dietary supplement industry.  These new GMP’s are more detailed than the GMP’s currently applicable to dietary supplements and may result in increased expenses, changes to our processes or products and/or implementation of additional recordkeeping and administrative procedures.  We do not currently expect the incremental cost of compliance efforts to be material.

In late 2006, Congress passed legislation requiring companies that manufacture or distribute over-the-counter products (“OTC”) or dietary supplements to report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping procedures for all alleged adverse events (serious and non-serious).  The legislation requires manufacturers and distributors of OTC’s or dietary supplements to report to the FDA any serious adverse event reports received, even if the party making the report provides no medical or other information to the manufacturer or distributor.  The legislation also requires the FDA to provide guidance to manufacturers and distributors regarding this legislation (which has not yet been published).  We cannot assure you that costs to comply with this legislation, or potential misinterpretation of reported serious adverse events, will not have a material adverse effect on our results of operations and financial condition.

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

The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims.  The NAD also has its own advertising monitoring program, and initiates its own challenges to advertising that it has reviewed.  The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating FTC rules, regulations or guidance to the FTC for further action.

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring reformulation of products, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, and imposing civil penalties or commencing criminal prosecution.  In addition, certain state agencies have similar authority.  These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplement industry.

Our international activities are subject to regulation in each country in which we sell or distribute our products.  In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  We must also comply with product labeling and packaging regulations that vary from country to country.  Furthermore, the regulations of these countries may conflict with those in the United States and with each other, sometimes causing higher costs and expenses, product reformulations, and delay.  In countries in which we do not have direct relationships with retailers, independent distributors generally have responsibility for compliance with applicable foreign laws and regulations.  These distributors are independent contractors over whom we have limited control.

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

QuickLinks (Click to quickly navigate through this document)

We may be subject to additional laws or regulations by the FDA or other federal, state, county, local or foreign regulatory authorities, the repeal of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations, legal proceedings or administrative orders, when and if promulgated or initiated, would have on our business in the future.  Such changes could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping requirements, expanded documentation of the properties of certain products, new or different labeling, additional scientific substantiation, additional personnel, or new or additional processes, procedures, or requirements.  Any or all of such changes or requirements and the related costs to comply with such changes or requirements could have a material adverse affect on our business, financial condition and results of operations.

Intellectual Property

We own, or have filed for, over 50 trademarks registered with the United States Patent and Trademark Office for our Schiff and Tiger’s Milk brands and certain of our products (including Move Free) and slogans.  We also license rights for names material to our business, including Move Free, and for the use of our brand names, including Schiff and Tiger’s Milk, in certain countries outside of North America.  However, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States.

We rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark.  In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.

Our Move Free Advanced product contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long-term supply and license agreement.  The term of the agreement extends through May 2009, with automatic one-year extensions unless terminated by us or by the supplier upon our breach of the agreement and failure to cure the breach within a prescribed time period.  Our supplier has patents and patents pending relating to the key ingredient, and has granted us exclusive rights to market and sell the ingredient for joint care purposes in certain territories and classes of trade.  However, our supplier is currently in litigation with third parties alleging patent infringement in connection with the sale of the key ingredient by third parties in products similar to our Move Free Advanced product.  We cannot assure you that our supplier will prevail in such litigation or be successful in preventing third parties from selling the key ingredient in their competing products.  This could have a material adverse effect on our Move Free Advanced sales, results of operations and financial condition.

Employees

At May 31, 2007, we employed approximately 404 persons, of whom approximately 234 were in management, sales, purchasing, logistics and administration and approximately 170 were in manufacturing operations.  In addition, we utilize temporary employees in some of our manufacturing operations.  We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

Dependence on Individual Products, Product Lines and the Joint Care Category.  Certain products and product lines (particularly in the joint care category) account for a significant amount of our total net sales.  Net sales of our Schiff Move Free brand were approximately 48%, 48% and 40%, respectively, of total net sales for fiscal 2007, 2006 and 2005.  Due to the divestitures of our Weider branded business and Haleko Unit, our concentration in the Move Free brand and the joint care category has increased.  We cannot assure you that Move Free or other of our products currently experiencing strong popularity and growth will maintain sales or margin levels over time.  A significant decrease in Move Free or joint care category sales could have a material adverse effect on our results of operations and financial condition.

Dependence on Significant Customers. Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 69%, 70% and 72%, respectively, of our total net sales for fiscal 2007, 2006 and 2005.  Due to the divestitures of our Weider branded business and Haleko Unit, our concentration in these customers has increased.  We do not have supply contracts with either Costco or Wal-Mart and therefore cannot assure you that either Costco or Wal-Mart will continue to be significant customers in the future.  The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, would have a material adverse effect on our results of operations and financial condition.

QuickLinks (Click to quickly navigate through this document)

Effect of Unfavorable Publicity. We believe sales of our products are highly dependent on consumer perception of the safety, quality and efficacy of our products as well as similar or other nutritional supplement products distributed and sold by other companies.  Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention, and other publicity regarding our products and other nutritional supplements, including publicity regarding the legality or quality of particular ingredients or products or the nutritional supplement market in general.  From time to time, there is unfavorable publicity, scientific research, litigation, regulatory proceedings and other media attention regarding our industry.  There has recently been unfavorable publicity regarding items imported from China, where we source a large amount of our raw materials.  There can be no assurance that future publicity, scientific research or findings, litigation, regulatory proceedings, or media attention will be favorable to the nutritional supplement market or any particular product or ingredient, or consistent with earlier favorable publicity, research, findings, litigation, proceedings or media attention.  Adverse publicity, media attention, research, findings, litigation, proceedings or other reports, whether or not accurate, could have a material adverse effect on our results of operations and financial condition.  In addition, adverse publicity, reports or other media attention regarding the safety, quality, or efficacy of our products or ingredients or nutritional supplement products or ingredients in general, or associating the consumption of our products or ingredients or nutritional supplement products or ingredients in general with illness or other adverse effects, whether or not scientifically supported or accurate, could have a material adverse effect on our results of operations and financial condition.

Risks of Competition and Pricing Pressures. The market for the sale of nutritional supplements is highly competitive.  Many of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Private label products of our customers, the number of which has been significantly increasing in certain nutrition categories (including joint care), also create significant pricing pressure and competition with our products.  Because nutritional supplements can be purchased in various channels of distribution, we also compete with products sold outside of the mass market retail channel, including health food stores, direct sales, direct mail and internet distribution channels.  Increased competition from competitors, including expansion of private label products, or increased pricing pressure, could have a material adverse effect on our results of operations and financial condition.

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

Raw Material Price Increases. Raw materials account for a significant portion of our manufacturing costs.  We have encountered material fluctuations in the pricing of key raw materials in the past, particularly relating to joint care category products.  During fiscal 2005 and continuing into fiscal 2006, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category.  During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from customers, we discontinued certain private label (contract manufacturing) business.  During fiscal 2006 and continuing into fiscal 2007, raw material pricing in the joint care category decreased and appears to be relatively stable.  However, the price of key raw materials may not remain relatively constant.  Historically, we have not always been able to pass along raw material price increases, and may not be able to do so in the future.  Significant increases in raw material prices, particularly relating to the joint care category, could have a material adverse effect on our results of operations and financial condition.

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

We typically do not enter into long-term contracts with our suppliers.  However, we have a long-term supply and license agreement with a third-party supplier for a key ingredient used in our Move Free Advanced product.  While the contract provides for the continuing supply of this ingredient, we cannot assure you that the supplier will continue to supply this ingredient in the quantities we require, or at all.  We do not have an alternate supplier for this ingredient.  See “Item 1 – Business – Intellectual Property” and “Item 1A – Risk Factors – Risks Associated with Intellectual Property Rights and Proprietary

QuickLinks (Click to quickly navigate through this document)

Techniques.”  In addition, from time to time, we enter into forward purchase commitments regarding certain raw materials, primarily relating to the joint care category.  We cannot assure you that the suppliers will supply the raw materials in accordance with the terms of the forward purchase commitments, or at all.  Any significant failure to supply or changes in the material terms of supply by the Move Free Advanced key ingredient supplier or our other raw materials suppliers could have a material adverse effect on our results of operations and financial condition.

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

Dependence on Raw Materials Acquired From Suppliers Outside the United States. We acquire a significant amount of key ingredients for a number of our products (particularly joint care products) from suppliers outside of the United States, particularly China.  Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations.  While we have a supplier certification program and periodically audit and inspect our suppliers’ facilities both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations.  There has recently been quality and safety issues with certain items imported from China, where we source a large amount of our raw materials.  We may incur additional expenses and experience shipment delays due to preventative measures adopted by the Chinese and U.S. governments, our suppliers and our company.

In addition, the discovery of Bovine Spongiform Encephalopathy, commonly referred to as “mad cow disease,” in a country from which we obtain a significant amount of our raw materials (particularly related to the joint care category) derived from bovine sources could prevent us from purchasing such raw materials in the required quantities, at an acceptable price or at all.  The occurrence of any of the foregoing, particularly with respect to raw materials needed for our joint care products, could have a material adverse effect on our results of operations and financial condition.

Risks Associated with Intellectual Property Rights and Proprietary Techniques. Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in capsule or tablet form, recently it is becoming more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes.  Although we make efforts not to infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us or our intellectual property licensors.  To the extent that these developments prevent us from, or increase the cost of, offering or supplying competitive products or our licensed proprietary ingredient in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on our results of operations and financial condition.

We protect our intellectual property related to investments in research and development by relying on trade secret laws and confidentiality agreements with third parties who have access to information about our research and development activities.  When we license our trademarks, proprietary ingredients or other intellectual property from a third party, we typically have contractual rights to require the licensor to adequately protect our intellectual property interests.  Nevertheless, we cannot guarantee that such measures will be sufficient to protect our interests.  Our Move Free Advanced product contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long-term supply and license agreement.  Our supplier has patents and patents pending relating to the key ingredient, and has granted us exclusive rights to market and sell the ingredient for joint care purposes in certain territories and classes of trade.  However, our supplier is currently in litigation with third parties alleging patent infringement in connection with the sale of the key ingredient by third parties in products similar to our Move Free Advanced product.  We cannot assure you that our supplier will prevail in such litigation or be successful in preventing third parties from selling the key ingredient in their competing products.  This could have a material adverse effect on our Move Free Advanced sales, results of operations and financial condition.  See “Item 1 – Business – Manufacturing and Product Quality” and “— Intellectual Property.”

QuickLinks (Click to quickly navigate through this document)

Risks Associated with International Markets. Until the sale of our Weider branded business and Haleko Unit, we had significant international operations, with approximately 30% of our net sales for fiscal 2005 generated outside the United States.  Our international sales efforts are now comprised of selling products, particularly our joint care products, from the United States on an export basis to retail customers or distributors abroad.  Operating in international markets exposes us to certain risks, including, among others, difficulty in understanding and complying with foreign regulations, changes in or interpretations of foreign regulations that may further limit our ability to sell certain products or ingredients in certain countries, the potential imposition of trade or foreign exchange restrictions or increased tariffs, difficulties in enforcement of contractual obligations, difficulty in collecting international accounts receivable, potentially longer payment cycles, and political instability.  We are often required to reformulate our products before commencing distribution in a given country.  We must comply with various and changing local labeling, customs and other regulations.  Trademark rights are often difficult to obtain and enforce in countries outside the United States.  There is also no assurance that we will be able to obtain and retain the necessary permits and approvals required for our international efforts.  The importance of these and other risks relating to exporting goods to foreign countries increases as our export business grows and expands.  During fiscal 2007 and continuing into fiscal 2008, we are attempting to increase our distribution of joint care products in international markets.  Our inability to successfully launch and maintain sales (especially in the joint care category) outside of the United States while maintaining the integrity of the products sold and complying with local regulations could have a material adverse effect on our results of operations and financial condition.

Inability to Launch New Products and Product Enhancements. We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products and product enhancements.  The development and commercialization process, particularly relating to innovative products, is both time-consuming and costly and involves a high degree of business risk.  Although we seek to introduce additional products each year, the success of new products or product enhancements is subject to a number of variables, including developing products that will appeal to customers, accurately anticipate consumer needs, be successfully commercialized in a timely manner, be priced competitively, be differentiated from those of our competitors, and comply with applicable regulations.  The inability to successfully implement marketing and spending programs or strategic initiatives in support of our branded products or product enhancements could have a material adverse effect on our results of operations and financial condition.  We cannot assure you that our efforts to develop and introduce new products or existing product innovations will be successful, or that customers will accept new products.  The failure to successfully launch or gain distribution for new product offerings or product enhancements could have a material adverse effect on our results of operations and financial condition.

Product Liability and Litigation. As a manufacturer and distributor of products designed to be ingested, we face an inherent risk of exposure to product liability claims and litigation if our products are alleged to have caused significant loss or injury.  In addition, the manufacture and sale of our products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination.  Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as dietary supplements or foods, and generally are not subject to pre-market regulatory approval in the United States.  Some of our products contain ingredients that do not have long histories of human consumption, and may not have the effects intended.  Previously unknown adverse reactions resulting from human consumption of these, other of our ingredients, or combinations of ingredients could occur.  We have been, and in the future may be, subject to various product liability claims, including, among others, that our products caused injury or illness, that our products include inadequate instructions for use, or that our products include inadequate warnings concerning possible side effects or interactions with other substances.  A product liability claim against us could result in increased costs, could adversely affect our reputation with our customers and consumers, and could have a material adverse effect on our results of operations and financial condition.

We are party to various lawsuits that arise in the ordinary course of business and may become party to others.  While none of the lawsuits in which we are involved as of the date of this filing are reasonably believed to be material, it is possible that future litigation could arise, or that developments could occur in existing litigation, that could have a material adverse effect on our results of operations and financial condition.

Insurance Coverage Limitations and Exclusions. We maintain insurance relating to the operation of our business, including, among other coverages, property, general and product liability, workers’ compensation, and directors’ and officers’ liability policies.  However, our insurance coverage is subject to large individual claim deductibles for certain policies, individual claim and aggregate policy limits, and other terms and conditions.  In addition, our current product liability coverage excludes claims relating to certain categories of products and products that contain certain ingredients.  Certain damages in litigation, such as punitive damages, also are generally not covered by insurance.  We cannot assure you that our insurance will be sufficient to cover our losses, that future insurance coverage will not contain additional exclusions or limitations, that we will be able to continue to obtain insurance coverage, or that insurance coverage will be available at an economically reasonable cost.  In the event that we do not have adequate or any insurance, product liability claims, litigation or other losses could have a material adverse effect on our results of operations and financial condition.

QuickLinks (Click to quickly navigate through this document)

Impact of Government Regulation on Our Operations. Our business operations, including the formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products, are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and FTC in the United States.  See “Item 1 - Business - Government Regulation.”  Failure to comply with applicable regulations could result in changes in product labeling, packaging, or advertising, product reformulations, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines or criminal prosecution.  Any of these actions could have a material adverse effect on our results of operations and financial condition.  As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs.  We cannot assure you that we will not have to make such changes or revisions in the future, which could have a material adverse effect on our results of operations and financial condition.

The FDA has recently published extensive GMP’s for dietary supplements.  See “Item 1 - Business - Government Regulation.”  Based on our current number of employees, we are required to comply with the new GMP’s by May 2009.  While we do not currently expect the incremental cost of compliance efforts to be material, we cannot assure you that, in complying with the new GMP requirements, we will not incur substantial costs that may have a material adverse effect on our results of operations and financial condition.

In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  We must also comply with product labeling and packaging regulations that vary from country to country.  Furthermore, the regulations of these countries may conflict with those in the United States and with each other.  The cost of complying with these various and potentially conflicting regulations can be substantial and could have a material adverse affect on our results of operations and financial condition.

We may also be subject to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations.  Additional or more stringent legislation and regulations regarding the nutritional supplement industry have been considered from time to time.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  Any or all of these requirements and the related costs to comply with such requirements could have a material adverse effect on our results of operations and financial condition.

Possibility of Product Recalls. Manufacturers and distributors of products in our industry are sometimes subject to the recall of their products for a variety of reasons, including product defects, such as ingredient contamination, packaging safety and inadequate or inaccurate labeling disclosure.  If any of our products are recalled due to a product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall.  In addition, a product recall may require significant management attention.  We acquire all of our raw materials for the manufacture of our products from third parties.  Although we have procedures in place for testing raw materials used in our products, we cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls or lawsuits.  There can be no assurance that we would be able to recover these expenses from our suppliers.  Additionally, if one of our significant brands were subject to recall, the image of that brand and our company could be harmed.  A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition.

Dependence on Single Manufacturing Facility. We manufacture most of our products at our manufacturing facility in Salt Lake City, Utah.  Accordingly, we are highly dependent on the uninterrupted and efficient operation of our manufacturing facility.  Power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, workforce disruptions, natural or other disasters, or the failure to comply with laws or regulations or the requirements or directives of government agencies, including the FDA, could disrupt our operations and have a material adverse effect on our results of operations and financial condition.  While we do carry business interruption insurance, we cannot assure you that our coverage will be sufficient to cover losses from these types of business disruptions or that this insurance will continue to be available to us at an acceptable price, if at all.

Inability to Consummate Successful Acquisitions and Investments. An element of our strategy includes expanding our product offerings, enhancing business development and gaining access to new skills and other resources through strategic acquisitions and investments when attractive opportunities arise.  We cannot assure you that attractive acquisition opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any acquisitions or that any acquisitions which are consummated will prove to be successful.

QuickLinks (Click to quickly navigate through this document)

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

At May 31, 2007, we leased the following facility:
Location	Function	Approximate Square Feet	Expiration Date of Lease
Salt Lake City, UT	Company Headquarters, Manufacturing & Production, Warehouse & Distribution	418,000	March 2013

We believe that this facility is adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in claims, legal actions and governmental proceedings that arise from our business operations.  Although ultimate liability cannot be determined at the present time, based on available information, we do not believe the resolution of these matters will have a material adverse effect on our results of operations and financial condition.  However, it is possible that future litigation could arise, or that developments could occur in existing litigation, that could have a material adverse effect on our results of operations and financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of security holders during the fiscal 2007 fourth quarter.

QuickLinks (Click to quickly navigate through this document)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “WNI.”  The high and low closing prices of our Class A common stock for each quarter of fiscal 2007 and 2006 are set forth below:

Fiscal Year Ended May 31, 2007:	High	Low
First Quarter	$7.75	$6.42
Second Quarter	7.11	6.01
Third Quarter	6.90	6.12
Fourth Quarter	7.09	6.41

Fiscal Year Ended May 31, 2006:	High	Low
First Quarter	$5.16	$3.98
Second Quarter	6.00	4.45
Third Quarter	5.35	4.40
Fourth Quarter	7.80	5.03

There is no active trading market for our Class B common stock, which is owned entirely by WHF.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, the Board of Directors approved certain dividend equivalent rights, allowing holders of other equity awards, including stock options and restricted stock units, to receive dividend equivalents in the form of cash on each share underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, the company had approximately 29.9 million common shares (or common share equivalents) outstanding, including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is approximately $44.9 million, presuming 100 percent vesting of shares underlying stock awards (54 percent vested as of July 31, 2007).  To the extent outstanding stock options and restricted stock units were unvested at July 31, 2007, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

Our Board of Directors will determine dividend policy in the future based upon, among other factors, our results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time.  In addition, our credit facility contains certain customary financial covenants that may limit our ability to pay dividends on our common stock.  See Note 12 of the Notes to Consolidated Financial Statements.  We can give no assurance that we will pay dividends in the future.

The closing price of our Class A common stock on August 23, 2007 was $5.46.  The approximate number of stockholders of record of our Class A common stock on August 23, 2007 was 335.  WHF owns all of the 14,973,148 outstanding shares of our Class B common stock.

QuickLinks (Click to quickly navigate through this document)

The following table presents information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at May 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,280,611(1)	$2.77(1)	694,878
Equity compensation plans not approved by security holders	—	—	—
Total	3,280,611	$2.77	694,878

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,453,960 shares of restricted stock units, which are excluded in determining the weighted-average exercise price of outstanding options, warrants and rights.

We did not repurchase any of our Class A common stock during the fiscal 2007 fourth quarter.

QuickLinks (Click to quickly navigate through this document)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial data as of and for the fiscal years ended May 31, 2003 through May 31, 2007, have been derived from our consolidated financial statements.  The balance sheet data as of May 31, 2006 and 2007, and the related operating statement data for the fiscal years ended May 31, 2005 through 2007 have been audited by Deloitte & Touche LLP, our independent auditors.  The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended May 31,
	2003	2004	2005	2006	2007
Operating Statement Data (1), (2), (3) and (4):	(in thousands, except per share data)

Net sales	$158,014	$168,127	$173,095	$178,372	$172,656
Cost of goods sold	101,011	107,472	113,351	119,303	103,959
Gross profit	57,003	60,655	59,744	59,069	68,697
Operating expenses	41,948	46,733	44,981	46,693	51,415
Reimbursement of import costs	—	—	—	(2,665)	(394)
Total operating expenses	41,948	46,733	44,981	44,028	51,021
Income from operations	15,055	13,922	14,763	15,041	17,676
Other income (expense):
Interest, net	(2,872)	(168)	179	1,840	2,943
Foreign currency translation gain	—	—	—	1,613	—
Other, net	(367)	72	(135)	(135)	(8)
Total other income (expense), net	(3,239)	(96)	44	3,318	2,935
Income from continuing operations before income taxes	11,816	13,826	14,807	18,359	20,611
Income tax expense	4,669	5,230	2,751	2,393	8,175
Income from continuing operations	7,147	8,596	12,056	15,966	12,436
Income (loss) from discontinued operations, net of income taxes (2), (3) and (4)	711	291	(5,487)	(127)	—
Income before cumulative effect of change in accounting principle	7,858	8,887	6,569	15,839	12,436
Cumulative effect of change in accounting principle, net of income tax benefit (5)	(15,392)	—	—	—	—

Net income (loss)	$(7,534)	$8,887	$6,569	$15,839	$12,436

Weighted average shares outstanding:
Basic	26,249	25,874	25,817	26,274	26,532
Diluted	26,249	26,771	26,418	26,999	27,343

Net income (loss) per share:
Basic	$(0.29)	$0.34	$0.25	$0.60	$0.47
Diluted	$(0.29)	$0.33	$0.25	$0.59	$0.45

	At May 31,
	2003	2004	2005	2006	2007
Balance Sheet Data (1), (2), (3), (4) and (5):	(in thousands)

Cash and cash equivalents	$3,463	$7,449	$11,358	$24,899	$34,463
Working capital	25,959	46,456	66,012	90,516	104,869
Total assets	114,938	114,924	128,266	131,615	145,079
Total debt	8,716	1,224	3,020	—	—
Total stockholders’ equity	68,846	75,813	89,835	107,507	124,095

QuickLinks (Click to quickly navigate through this document)

(1)	Effective July 26, 2002, we sold substantially all assets and certain associated liabilities relating to our American Body Building and Science Foods brands.

(2)
Effective May 1, 2003, we sold substantially all of the assets relating to our Venice Beach brand.  In accordance with SFAS No. 144, the Venice Beach operating results for fiscal 2003 are reflected as discontinued operations.

(3)
Effective March 1, 2005, we sold certain assets of our Active Nutrition Unit relating to our Weider branded business.  In accordance with SFAS No. 144, fiscal years 2003, 2004 and 2005 have been restated to reflect the Weider branded business operating results as discontinued operations.  See Note 2 of the Notes to Consolidated Financial Statements.

(4)
Effective May 1, 2005, we sold our Haleko Unit.  In accordance with SFAS No. 144, fiscal years 2003, 2004 and 2005 have been restated to reflect the Haleko Unit operating results as discontinued operations.  See Note 2 of the Notes to Consolidated Financial Statements.

(5)
Effective June 1, 2002, we adopted SFAS No. 142, which establishes accounting and reporting standards for goodwill and other intangible assets.  As a result of adopting SFAS No. 142, we recognized an after-tax goodwill impairment loss of approximately $15.4 million.

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

QuickLinks (Click to quickly navigate through this document)

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

During fiscal 2005, 2006 and 2007, we continued to provide selling and marketing support intended both to defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  During fiscal 2005, we launched our Lubriflex3™ product and supported the introduction with significant selling and marketing support.  During fiscal 2006 and 2007, our primary initiative was the introduction of our Move Free Advanced product.  We began implementing the Move Free Advanced initiative during the latter part of the fiscal 2006 second quarter.  The introduction of Move Free Advanced into substantially all of our significant retail accounts continued during the second half of fiscal 2006 and was completed during the first half of fiscal 2007.  In conjunction with the introduction of Move Free Advanced, we provided incremental selling and marketing support during the second half of fiscal 2006 and through fiscal 2007.  We believe the Move Free Advanced initiative positively impacted fiscal 2006 and 2007 Move Free net sales.  During fiscal 2007 and continuing into fiscal 2008, we are attempting to increase our distribution of joint care products in international markets.  Subject to the impact of Move Free Advanced marketing initiatives and competitive joint care category pricing pressures, including private label, and the success of increasing our distribution in international markets, we believe our overall fiscal 2008 net sales will remain relatively constant, as compared to fiscal 2007 net sales.  We believe any incremental sales volume in fiscal 2008 may be offset by incremental promotional activity.

Our operating results for fiscal 2005, 2006 and 2007 were impacted by margin volatility due to several factors, including significant raw material pricing fluctuations, particularly in the joint care category, a strong competitive environment and the implementation of our Schiff Move Free Advanced initiative.  During fiscal 2006, joint care category raw material prices, which increased significantly during fiscal 2005, returned to pre-fiscal 2005 levels.  However, our gross profit throughout fiscal 2006 and 2007 was impacted by previous raw material purchase commitments.  During fiscal 2005 and early fiscal 2006, as a result of significant volatility in raw material costs and the inability to secure an acceptable price increase from customers, we discontinued certain private label (contract manufacturing) business.

Our operating results for fiscal 2006 and 2007, respectively, were favorably impacted by approximately $2.7 million and $0.4 million in reimbursement of import costs from certain suppliers.  These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

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

QuickLinks (Click to quickly navigate through this document)

Results of Operations
Fiscal 2007 Compared to Fiscal 2006

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2007 and 2006, (dollars in thousands):

	2007		2006

Net sales	$172,656	100.0%	$178,372	100.0%
Cost of goods sold	103,959	60.2	119,303	66.9

Gross profit	68,697	39.8	59,069	33.1
Operating expenses:
Selling and marketing	32,031	18.6	28,957	16.3
General and administrative	15,698	9.1	14,863	8.3
Research and development	3,686	2.1	2,851	1.6
Amortization of intangible assets	—	—	22	—
Reimbursement of import costs	(394)	(0.2)	(2,665)	(1.5)
Total operating expenses	51,021	29.6	44,028	24.7

Income from operations	17,676	10.2	15,041	8.4
Other income, net	2,935	1.7	3,318	1.9
Income tax expense	(8,175)	(4.7)	(2,393)	(1.3)

Income from continuing operations	$12,436	7.2%	$15,966	9.0%

Net Sales. Net sales decreased approximately 3.2% to $172.7 million for fiscal 2007, from $178.4 million for fiscal 2006, primarily due to a decrease in aggregate branded net sales, principally in our joint care category, which was partially offset by an increase in private label sales volume.

Aggregate branded net sales decreased approximately 6.3% to $136.0 million for fiscal 2007, from $145.2 million for fiscal 2006.  The decrease primarily resulted from an approximate $5.9 million increase in sales price reductions related to incremental promotional incentives for our branded joint care products, coupled with a modest 1.8% decrease in sales volume, or approximately $3.3 million.  Classification of certain promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  We are utilizing more price-discount like promotions due to increased competition, including from private label, and to support and ultimately increase our market share.  We expect this increased competition to continue in fiscal 2008.  Move Free net sales decreased to $83.8 million for fiscal 2007, from $86.2 million for fiscal 2006.  An approximate $2.5 million increase in sales volume and a $1.3 million decrease in allowances for product returns, was more than offset by approximately $6.2 million in incremental promotional incentives, or price-discount like sales reductions.

Private label sales increased approximately 10.4% to $36.6 million for fiscal 2007, from $33.2 million for fiscal 2006, primarily due to an increase in sales volume resulting from securing incremental private label business in the latter part of fiscal 2006 and the early part of fiscal 2007.

Gross Profit. Gross profit increased approximately 16.3% to $68.7 million for fiscal 2007, from $59.1 million for fiscal 2006.  Gross profit, as a percentage of net sales, was 39.8% and 33.1%, respectively, for fiscal 2007 and 2006.  The increase in gross profit was primarily due to an approximate $19.0 million decrease in joint care raw material costs, partially offset by the $5.9 million increase in sales price reductions related to incremental promotional incentives.  Gross profit was also negatively impacted by an overall decrease in sales volume and a higher mix of lower-margin private label sales.

Operating Expenses. Operating expenses increased approximately 15.9% to $51.0 million for fiscal 2007, from $44.0 million for fiscal 2006.  Operating expenses, as a percentage of net sales, were 29.6% and 24.7%, respectively, for fiscal 2007 and 2006.  The increase in operating expenses resulted primarily from a significant increase in selling and marketing expenses, modest increases in general and administrative and research and development expenses, and an approximate $2.3 million reduction in reimbursement of import costs.

QuickLinks (Click to quickly navigate through this document)

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $32.0 million for fiscal 2007, from $29.0 million for fiscal 2006.  Selling and marketing expenses, as a percentage of net sales, were 18.6% and 16.3%, respectively, for fiscal 2007 and 2006.  The increase in selling and marketing expenses resulted primarily from an approximate $1.5 million increase in advertising support for Move Free Advanced, an approximate $0.6 million increase in freight expense and an approximate $0.7 million increase in personnel related costs primarily due to the adoption of a long-term management incentive plan involving the grant of performanced based restricted stock units (see Note 11 of Notes to Consolidated Financial Statements).

General and administrative expenses increased to $15.7 million for fiscal 2007, from $14.9 million for fiscal 2006, primarily due to an increase in personnel related costs of approximately $2.1 million, substantially offset by litigation settlements resulting in the reversal of approximately $0.6 million in contingent liabilities and the recognition of approximately $1.0 million in reimbursements of certain insurance premiums and other expenses incurred in prior fiscal years.  The increase in personnel related costs includes approximately $2.4 million resulting from the adoption of a long-term management incentive plan involving the grant of performanced based restricted stock units (see Note 11 of Notes to Consolidated Financial Statements) and the recognition of incremental stock-based compensation expense of approximately $0.2 million due to the impact of adopting SFAS No. 123R effective March 1, 2006, partially offset by an approximate $0.4 million decrease in severance expense.

Research and development costs increased to approximately $3.7 million for fiscal 2007, from $2.9 million for fiscal 2006, resulting primarily from an increase in personnel related expenses and expenses associated with product research.

Other Income/Expense. Other income, net, was $2.9 million for fiscal 2007, compared to a $3.3 million for fiscal 2006.  Interest income increased by approximately $1.1 million in fiscal 2007, resulting primarily from an increase in cash and available-for-sale securities.  As a result of the divestiture of our Haleko Unit, certain international operating entities were substantially liquidated.  Accordingly, an approximate $1.6 million non-taxable net foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders’ equity, was recognized during fiscal 2006.

Provision for Income Taxes. Provision for income taxes was $8.2 million for fiscal 2007, compared to $2.4 million for fiscal 2006.  The fiscal 2006 first quarter sale of our Haleko Unit resulted in the recognition of a gain under Internal Revenue Service Code Section 987 (“Section 987”).  We reduced our estimated deferred tax liability for Section 987 obligations by approximately $1.5 million, which is reflected as a decrease in income tax expense for fiscal 2006.  In addition, we reduced certain valuation allowances and contingent tax liabilities by approximately $3.7 million during fiscal 2006.  During the fiscal 2007 fourth quarter, we recognized approximately $0.8 million in incremental net tax liabilities resulting from the impact of recapturing certain previously recognized tax losses, partially offset by further adjustment of the Section 987 gain and valuation allowances, and the reduction of certain contingent tax liabilities.  As a result of the more favorable impact of unusual items during fiscal 2006, and the favorable impact of the non-taxable net foreign currency translation gain (see “Other Income/Expense” above), our effective tax rate for fiscal 2007 was substantially greater than the effective tax rate for fiscal 2006.  Our effective tax rate was 39.7% for fiscal 2007, compared to 13.0% for fiscal 2006.

QuickLinks (Click to quickly navigate through this document)

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

Net Sales. Net sales increased approximately 3.0% to $178.4 million for fiscal 2006, from $173.1 million for fiscal 2005, primarily due to an increase in aggregate branded net sales volume, principally in our joint care category, which was substantially offset by an expected decrease in private label sales volume.

Aggregate branded net sales increased approximately 16.3% to $145.2 million for fiscal 2006, from $124.9 million for fiscal 2005.  Branded joint care product sales volume increased approximately $27.0 million, or 21.1%, which more than offset a $7.2 million increase in sales price reductions related to incremental promotional incentives and a $0.6 million increase in allowances for potential product returns associated with branded sales.  Classification of certain promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  We are utilizing more price-discount like promotions due to increased competition, including from private label, and to support and ultimately increase our market share.  Move Free net sales increased to $86.2 million for fiscal 2006, from $68.9 million for fiscal 2005, primarily due to increased sales volume, as prices remained relatively stable.

Private label sales were $33.2 million and $48.2 million, respectively, for fiscal 2006 and 2005.  During fiscal 2005 and early fiscal 2006, as a result of significant volatility in raw material costing and the inability to secure an acceptable price increase from customers, we discontinued certain private label (contract manufacturing) business.  Net sales for the discontinued private label business amounted to approximately $1.7 million and $22.6 million, respectively, for fiscal 2006 and 2005.  This decrease was partially offset by a sales volume increase in our remaining private label business and the securing of incremental private label business during the latter part of fiscal 2006.

Gross Profit. Gross profit decreased approximately 1.1% to $59.1 million for fiscal 2006, from $59.7 million for fiscal 2005.  Gross profit, as a percentage of net sales, was 33.1% and 34.5%, respectively, for fiscal 2006 and 2005.  The decrease in gross profit was primarily due to an approximate $10.0 million increase in joint care raw material costs and the approximate $7.2 million increase in sales price reductions related to incremental promotional incentives.  The decrease in gross profit was substantially offset by an overall increase in sales volume, including a significant increase in higher-margin branded sales.

Operating Expenses. Operating expenses decreased approximately 2.1% to $44.0 million for fiscal 2006, from $45.0 million for fiscal 2005.  Operating expenses, as a percentage of net sales, were 24.7% and 26.0%, respectively, for fiscal 2006 and 2005.  This decrease in operating expenses resulted primarily from the fiscal 2006 inclusion of approximately $2.7 million in reimbursement of import costs from certain suppliers, partially offset by modest increases in selling and marketing expenses and general and administrative expenses.

QuickLinks (Click to quickly navigate through this document)

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $29.0 million for fiscal 2006, from $27.8 million for fiscal 2005.  Selling and marketing expenses, as a percentage of net sales, were 16.3% and 16.0%, respectively, for fiscal 2006 and 2005.  The increase in selling and marketing expenses resulted primarily from an increase in advertising and other marketing expenses in support of our fiscal 2006 introduction of Move Free Advanced, partially offset by a change in the allocation of certain personnel related costs from selling and marketing expenses to general and administrative expenses, subsequent to the sale of our Haleko Unit.

General and administrative expenses increased to $14.9 million for fiscal 2006, from $14.0 million for fiscal 2005, primarily due to an increase in personnel related costs of approximately $1.7 million, including severance expense of approximately $0.4 million, recognition of incremental stock-based compensation expense of approximately $0.6 million, including the impact of adopting SFAS No. 123R effective March 1, 2006, and the change in allocation of certain personnel related costs from selling and marketing expenses to general and administrative expenses, subsequent to the sale of our Haleko Unit.  These increases were partially offset by a reduction in legal related costs during fiscal 2006.

Research and development costs decreased to approximately $2.9 million for fiscal 2006, from $3.2 million for fiscal 2005, resulting primarily from a decrease in contracted research relating to new product initiatives.

Other Income/Expense. Other income, net, was $3.3 million for fiscal 2006, compared to a nominal amount for fiscal 2005.  Interest income increased by approximately $1.6 million in fiscal 2006, resulting primarily from an increase in cash and available-for-sale securities.  As a result of the divestiture of our Haleko Unit, certain international operating entities were substantially liquidated.  Accordingly, during fiscal 2006, we recognized an approximate $1.6 million non-taxable net foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders’ equity.

Provision for Income Taxes. Provision for income taxes was $2.4 million for fiscal 2006, compared to $2.8 million for fiscal 2005.  The fiscal 2006 first quarter sale of our Haleko Unit resulted in the recognition of a gain under Section 987.  We reduced our estimated deferred tax liability for Section 987 obligations by approximately $1.5 million, which is reflected as a decrease in income tax expense for fiscal 2006.  In addition, we reduced certain valuation allowances and contingent tax liabilities by approximately $3.7 million during fiscal 2006.  As a result of these unusual items, the favorable impact of the non-taxable net foreign currency translation gain (see “Other Income/Expense” above) and incremental tax-exempt interest income, our effective tax rate was 13.0% for fiscal 2006, compared to 18.6% for fiscal 2005.

Liquidity and Capital Resources

Working capital increased $14.4 million to approximately $104.9 million at May 31, 2007, from $90.5 million at May 31, 2006, primarily due to an increase in liquid assets.  Cash and cash equivalents increased $9.6 million and available-for-sale securities increased $5.7 million, primarily resulting from positive operating cash flows for fiscal 2007.  Net receivables decreased by approximately $2.7 million, primarily due to a decrease in net sales for May of fiscal 2007, compared to May of fiscal 2006.  Accounts payable decreased by approximately $2.6 million, primarily resulting from lower joint care category raw material quantities and costs.  Overall, cash provided by operating activities was $18.9 million for fiscal 2007.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”) (formerly Weider Nutrition Group, Inc.), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent.  In August 2006 we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009. The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG.  If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets.  In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory.  Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate.  The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  At May 31, 2007, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, the Board of Directors approved certain dividend equivalent rights, allowing holders of other equity awards, including stock options and restricted stock units, to receive dividend equivalents in the form of cash on each share underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, the company had

QuickLinks (Click to quickly navigate through this document)

approximately 29.9 million common shares (or common share equivalents) outstanding, including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is approximately $44.9 million, presuming 100 percent vesting of shares underlying stock awards (54 percent vested as of July 31, 2007).  To the extent outstanding stock options and restricted stock units were unvested at July 31, 2007, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

The special dividend was funded from cash and liquidation of available-for-sale securities.  Approximately $42.6 million of the distribution occurred in August 2007, and the remaining amount will be distributed, if at all, upon the vesting of the stock options and upon the issuance of the shares underlying the restricted stock units.

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

A summary of our outstanding contractual obligations at May 31, 2007 is as follows (in thousands):

Contractual Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$13,888	$2,544	$4,791	$4,627	$1,926
Purchase obligations (1)	13,370	13,370	—	—	—
Total obligations	$27,258	$15,914	$4,791	$4,627	$1,926

(1) Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For fiscal 2007, 2006 and 2005, respectively, inventory valuation adjustments resulted in a decrease in gross profit and operating income of approximately $0.9 million, $0.1 million and $0.4 million.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

QuickLinks (Click to quickly navigate through this document)

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in allowances for doubtful accounts, sales returns and discounts resulted in an increase in gross profit and operating income of approximately $0.7 million for fiscal 2006.  Fiscal 2007 and 2005 gross profit and operating income were not significantly impacted by changes in these allowances.  At May 31, 2007 and 2006, respectively, our allowance for doubtful accounts, sales returns and discounts amounted to approximately $2.2 million and $3.3 million.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets primarily resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  To the extent that it is more likely than not that future operations will not generate sufficient profit to utilize the tax credit carryforwards, valuation allowances are established.  For fiscal 2007, 2006 and 2005, respectively, changes in these valuation allowances resulted in an increase in net income of approximately $0.7 million, $3.1 million and $1.8 million.  At May 31, 2007, our deferred tax asset valuation allowances were nil.  At May 31, 2006, our deferred tax asset valuation allowances, relating to foreign tax credit carryforwards, amounted to approximately $0.7 million.

•
We recognize compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  Our probability assessment considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For fiscal 2007 and 2006, respectively, we recognized compensation expense related to these awards of approximately $3.4 million and $0.5 million.  At May 31, 2007, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $3.4 million.

•
We have certain intangible assets, primarily consisting of goodwill, which are tested for impairment at least annually.  The determination of whether or not goodwill is impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, which replaces SFAS No. 123, supersedes Accounting Principles Board (“APB”) Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award.  SFAS No. 123R also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  Under the intrinsic value method allowed under APB Opinion

QuickLinks (Click to quickly navigate through this document)

No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant.  Under the fair value based method as prescribed by SFAS No. 123R, we are required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award.  Effective March 1, 2006, we adopted SFAS No. 123R using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of approximately $0.3 million and $0.1 million, respectively, for fiscal 2007 and 2006.  The incremental stock-based compensation expense caused income from continuing operations to decrease by $0.3 million and $0.1 million, respectively, and net income to decrease by $0.2 million and $0.1 million, respectively, for fiscal 2007 and 2006.  The impact on basic and diluted earnings per share was nil.  For fiscal 2007 and 2006, respectively, cash provided by operating activities decreased and cash provided by financing activities increased by approximately $0.1 million and $0.1 million related to excess tax benefits from stock-based payment arrangements.  Also, remaining deferred compensation costs totaling approximately $0.2 million at March 1, 2006, were reclassified to additional paid-in capital.

In November 2005, the FASB issued FASB Staff Position No. 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.  We did not elect to adopt the simplified method of calculating the beginning balance of the APIC Pool.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements.  SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  The adoption of SAB No. 108 did not have a material impact on our results of operations and financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes,” (“FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements.  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements.  We were required to apply the provisions of FIN No. 48 on June 1, 2007.  The cumulative effect of adopting FIN No. 48 will result in a decrease in retained earnings of less than $1.0 million.

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

QuickLinks (Click to quickly navigate through this document)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The measurement and disclosure provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We have not yet determined the impact of adopting SFAS No. 159 on our results of operations and financial condition.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at May 31, 2007.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

QuickLinks (Click to quickly navigate through this document)

PART III

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See our 2007 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Nominees for Election to our Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Business Conduct and Ethics is also incorporated by reference to our 2007 Definitive Proxy Statement under the heading “Board of Directors and Corporate Governance Information.”

We have filed the certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes - Oxley Act of 2004 as exhibits to this Annual Report on Form 10-K.

On November 8, 2006, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

See our 2007 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Executive Compensation,” “Compensation Committee Report” and “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth under Item 5 herein and in our 2007 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Stock Ownership of Beneficial Owners, Directors and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See our 2007 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See our 2007 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Fees Paid to Independent Public Accountants.”

QuickLinks (Click to quickly navigate through this document)

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report

1)	Financial Statements

See “Item 8.  Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.  All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

3)	Exhibits

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Schiff Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1.	Build-To-Suit Lease Agreement dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (2)
10.2.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (5)*
10.3.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (5)
10.4.	License Agreement dated as of December 1, 1996 between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (5)
10.5.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (6)*
10.6.	Employment Agreement dated as of June 1, 2002 between Weider Nutrition Group, Inc. and Bruce J. Wood. (7)*
10.7.	Consulting Agreement dated as of February 1, 2004 between Weider Nutrition Group, Inc. and Gustin Foods, LLC. (8)
10.8.	Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (9)*
10.9.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (10)
10.10.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (10)
10.11.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (10)
10.12.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (10)
10.13.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (11)
10.14.	Form of Indemnification Agreement between Weider Nutrition Group, Inc. and certain of its executives and directors. (12)*
10.15.	Agreement dated as of October 1, 2005 between Schiff Nutrition Group, Inc. and Bruce J. Wood. (13)*
10.16.	Form Agreement between Schiff Nutrition Group, Inc. and certain of its executives. (13)*
10.17.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (14)*
10.18.	Amendment No. 1 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (15)*
10.19.	Amended and Restated License and Product Supply Agreement dated as of October 13, 2006 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (16)
10.20.	Form of Director Restricted Stock Unit Agreement and Deferral Election. (17)*
10.21.	Form of Director Restricted Stock Agreement. (17)*
21.1.	Subsidiaries of Schiff Nutrition International, Inc. (4)
23.1	Consent of Independent Registered Public Accounting Firm. (18)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (18)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (18)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (19)

QuickLinks (Click to quickly navigate through this document)

(1)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company's Registration Statement on Form S-1/A (File No. 333-12929) filed on October 16, 1996 and incorporated herein by reference.
(3)	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(4)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company’s Registration Statement on Form S-1/A (File No. 333-12929) filed on March 20, 1997 and incorporated herein by reference.
(6)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(7)	Previously filed in the Company's Annual Report on Form 10-K filed on August 29, 2002 and incorporated herein by reference.
(8)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(9)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(10)	Previously filed in the Company's Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company's Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(12)	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(13)	Previously filed in the Company's Current Report on Form 8-K filed on February 3, 2006 and incorporated herein by reference.
(14)	Previously filed in the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
(15)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2006 and incorporated herein by reference.
(16)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on October 16, 2006 and incorporated herein by reference.
(17)	Previously filed in the Company’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference.
(18)	Filed herewith.
(19)	Furnished herewith.

*	Management contract.

QuickLinks (Click to quickly navigate through this document)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schiff Nutrition International, Inc.

By:	/s/ Bruce J. Wood
Bruce J. Wood
Dated: August 27, 2007	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weider	Chairman of the Board	August 27, 2007
Eric Weider	and Director

/s/ Bruce J. Wood	Chief Executive Officer,	August 27, 2007
Bruce J. Wood	President and Director
(Principal Executive Officer)

/s/ Joseph W. Baty	Executive Vice President and	August 27, 2007
Joseph W. Baty	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald L. Corey	Director	August 27, 2007
Ronald L. Corey

/s/ Roger H. Kimmel	Director	August 27, 2007
Roger H. Kimmel

/s/ George F. Lengvari	Vice Chairman of the Board	August 27, 2007
George F. Lengvari	and Director

/s/ Brian P. McDermott	Director	August 27, 2007
Brian P. McDermott

/s/ H. F. Powell	Director	August 27, 2007
H. F. Powell

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC.

QuickLinks (Click to quickly navigate through this document)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Schiff Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Schiff Nutrition International, Inc. and subsidiaries (collectively, the “Company”) as of May 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schiff Nutrition International, Inc. and subsidiaries at May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
August 23, 2007

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 31, 2007 AND 2006
(dollars in thousands, except share data)
ASSETS
	2007	2006
Current assets:
Cash and cash equivalents	$34,463	$24,899
Available-for-sale securities (Note 3)	45,817	40,120
Receivables, net (Note 4)	17,732	20,431
Inventories (Note 5)	23,698	23,515
Prepaid expenses and other	2,151	2,444
Deferred taxes, net (Note 9)	1,992	2,419

Total current assets	125,853	113,828

Property and equipment, net (Note 6)	14,438	13,287

Other assets:
Goodwill (Note 7)	4,346	4,346
Deposits and other assets	105	154
Deferred taxes, net (Note 9)	337	—

Total other assets	4,788	4,500

Total assets	$145,079	$131,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,962	$10,547
Accrued expenses (Note 8)	10,542	11,472
Income taxes payable	2,480	1,293

Total current liabilities	20,984	23,312

Deferred taxes, net (Note 9)	—	796

Commitments and contingencies (Notes 11 and 12)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding -11,664,284 (2007) and 11,606,193 (2006)	116	116
Class B common stock, par value $.01 per share; shares authorized - 25,000,000; shares issued and outstanding -14,973,148	150	150
Additional paid-in capital	92,640	88,488
Retained earnings	31,189	18,753

Total stockholders’ equity	124,095	107,507

Total liabilities and stockholders’ equity	$145,079	$131,615

See notes to consolidated financial statements.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MAY 31, 2007, 2006 AND 2005
(dollars in thousands, except share data)

	2007	2006	2005

Net sales	$172,656	$178,372	$173,095

Cost of goods sold	103,959	119,303	113,351

Gross profit	68,697	59,069	59,744

Operating expenses:
Selling and marketing	32,031	28,957	27,750
General and administrative	15,698	14,863	13,956
Research and development	3,686	2,851	3,245
Amortization of intangible assets	—	22	30
Reimbursement of import costs	(394)	(2,665)	—

Total operating expenses	51,021	44,028	44,981

Income from operations	17,676	15,041	14,763

Other income (expense):
Interest income	3,118	2,005	441
Interest expense	(175)	(165)	(262)
Foreign currency translation gain	—	1,613	—
Other, net	(8)	(135)	(135)

Total other income, net	2,935	3,318	44

Income from continuing operations before income taxes	20,611	18,359	14,807

Income tax expense	8,175	2,393	2,751

Income from continuing operations	12,436	15,966	12,056

Loss from discontinued operations, net of income taxes (Note 2)	—	(127)	(5,487)

Net income	$12,436	$15,839	$6,569

Weighted average shares outstanding:
Basic	26,531,682	26,274,066	25,816,553
Diluted	27,343,264	26,999,240	26,417,535

Income per share - basic:
Income from continuing operations	$0.47	$0.61	$0.47
Loss from discontinued operations	—	(0.01)	(0.22)

Net income	$0.47	$0.60	$0.25

Income per share - diluted:
Income from continuing operations	$0.45	$0.59	$0.46
Loss from discontinued operations	—	—	(0.21)

Net income	$0.45	$0.59	$0.25

See notes to consolidated financial statements.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MAY 31, 2007, 2006 AND 2005
(in thousands)

						Other
					Deferred	Accum.	Retained
	Common Stock			Add’l	Compen-	Comp.	Earnings
	Class A		Class B	Paid-In	sation	Income	(Accum.
	Shares	Amount	Amount	Capital	Costs	(Loss)	Deficit)	Total

Balance at June 1, 2004	11,127	$111	$150	$83,902	$(635)	$(4,060)	$(3,655)	$75,813

Comprehensive income:
Net income	—	—	—	—	—	—	6,569	6,569
Foreign currency translation adjustments (Note 10)	—	—	—	—	—	4,227	—	4,227
Total comprehensive income								10,796
Cancellation of restricted stock (Note 11)	(60)	—	—	(96)	96	—	—	—
Stock options exercised	270	2	—	714	—	—	—	716
Excess tax benefit from equity instruments	—	—	—	261	—	—	—	261
Stock received for payment of income taxes on restricted stock compensation (Note 11)	(27)	—	—	(108)	—	—	—	(108)
Amortization of deferred compensation costs	—	—	—	—	173	—	—	173
Gain on sale of Weider branded business, net of income taxes (Note 2)	—	—	—	2,184	—	—	—	2,184

Balance at May 31, 2005	11,310	113	150	86,857	(366)	167	2,914	89,835

Comprehensive income:
Net income	—	—	—	—	—	—	15,839	15,839
Foreign currency translation adjustments (Note 10)	—	—	—	—	—	(167)	—	(167)
Total comprehensive income								15,672
Cancellation of restricted stock (Note 11)	(28)	—	—	(45)	45	—	—	—
Stock options exercised	354	3	—	965	—	—	—	968
Excess tax benefit from equity instruments	—	—	—	406	—	—	—	406
Stock received for payment of income taxes on restricted stock compensation (Note 11)	(30)	—	—	(143)	—	—	—	(143)
Amortization of deferred compensation costs	—	—	—	—	117	—	—	117
Stock-based compensation	—	—	—	652	—	—	—	652
Adoption of SFAS No. 123R (Note 1)	—	—	—	(204)	204	—	—	—

Balance at May 31, 2006	11,606	116	150	88,488	—	—	18,753	107,507

Comprehensive income:
Net income	—	—	—	—	—	—	12,436	12,436
Other comprehensive income (Note 10)	—	—	—	—	—	—	—	—
Total comprehensive income								12,436
Cancellation of restricted stock (Note 11)	(2)	—	—	—	—	—	—	—
Stock options exercised	84	—	—	292	—	—	—	292
Excess tax benefit from equity instruments	—	—	—	136	—	—	—	136
Stock received for payment of income taxes on restricted stock compensation (Note 11)	(24)	—	—	(170)	—	—	—	(170)
Stock-based compensation	—	—	—	3,894	—	—	—	3,894

Balance at May 31, 2007	11,664	$116	$150	$92,640	$—	$—	$31,189	$124,095

See notes to consolidated financial statements.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2007, 2006 AND 2005
(dollars in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$12,436	$15,839	$6,569
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in provision for bad debts	(54)	(109)	—
Deferred taxes	(706)	2,664	(8,362)
Depreciation and amortization	3,331	3,049	5,534
Asset impairment	—	—	9,346
Amortization of financing fees	39	55	141
Loss (gain) on disposition of net assets held for sale and property and equipment	8	137	(41)
Stock-based compensation	3,894	769	173
Excess tax benefit from equity instruments	(136)	358	261
Foreign currency translation gain	—	(1,613)	—
Other	1	—	3
Changes in operating assets and liabilities:
Receivables	2,353	(4,841)	1,939
Inventories	(183)	862	(8,898)
Prepaid expenses and other	293	609	374
Deposits and other assets	10	281	514
Accounts payable	(2,746)	2,184	5,588
Accrued expenses	(930)	1,361	(871)
Income taxes payable	1,323	(3,922)	5,268

Net cash provided by operating activities	18,933	17,683	17,538

Cash flows from investing activities:
Purchase of property and equipment	(4,351)	(2,894)	(2,429)
Proceeds from disposition of net assets held for sale and property and equipment	19	10	959
Purchase of intangible assets	—	—	(7)
Proceeds from sales of Haleko Unit and Weider branded business (Note 2)	—	13,683	9,647
Purchase of available-for-sale securities	(42,189)	(52,011)	(25,012)
Proceeds from sale of available-for-sale securities	36,492	36,103	800
Collection of notes receivable	400	600	100

Net cash used in investing activities	(9,629)	(4,509)	(15,942)

Cash flows from financing activities:
Proceeds from debt	1,996	1,693	4,470
Payments on debt	(1,996)	(2,194)	(2,818)
Proceeds from stock options exercised	292	968	716
Purchase and retirement of common stock	(170)	(143)	(108)
Excess tax benefit from equity instruments	136	48	—

Net cash provided by financing activities	258	372	2,260

Effect of exchange rate changes on cash	2	(5)	53

Increase in cash and cash equivalents	9,564	13,541	3,909

Cash and cash equivalents, beginning of year	24,899	11,358	7,449

Cash and cash equivalents, end of year	$34,463	$24,899	$11,358

See notes to consolidated financial statements.

QuickLinks (Click to quickly navigate through this document)

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

Available-for-Sale Securities - Available-for-sale securities, consisting of equity and debt securities, are carried at their fair value based upon the quoted market prices at period end.  Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in other accumulated comprehensive income (loss) in stockholders’ equity until realized.  We periodically evaluate whether any declines in the fair values of our available-for-sale securities are other-than temporary.  This evaluation consists of a review of qualitative and quantitative factors, including available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financing by the company that issued the security; or other conditions that indicate the value of our investments.

Inventories - Inventories, primarily consisting of direct materials, direct labor and manufacturing overhead, are stated at the lower of cost (on a first-in, first-out basis) or market value.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation.  Depreciation expense was $3,331 (2007), $3,027 (2006) and $4,494 (2005), computed using the straight-line method over the estimated useful lives of 31 to 50 years for buildings, 2 to 10 years for furniture and equipment and 3 to 8 years for leasehold improvements.  Leasehold improvements are depreciated over the shorter of their useful life or of the lease term.

Intangible Assets - Goodwill and other intangible assets with indefinite lives are tested for impairment, at least annually, rather than amortized.  Other intangibles with definite lives are amortized using the straight-line method over estimated useful lives of 2 to 5 years.

Long-Lived Assets - We evaluate the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognize an impairment when such estimated cash flows will be less than the carrying value of the asset.  This evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.  As disclosed in Note 2, during fiscal 2005, we recognized an impairment loss of $9,346 in conjunction with the sale of our Haleko Unit.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

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

Sales by Geographic Area - Total domestic and international net sales amounted to $167,422 and $5,234, respectively, for fiscal 2007; $173,165 and $5,207, respectively, for fiscal 2006; and $168,648 and $4,447, respectively, for fiscal 2005.  Net sales are attributed to the country in which our customer is located.

Advertising Costs - Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place.  Cooperative advertising payments to retailers are generally accounted for as an operating expense; however, the portion of the cost in excess of the estimated fair value of the benefit received is classified as a direct reduction of sales.  Total advertising costs were $13,828, $12,026 and $13,463, respectively, for fiscal 2007, 2006 and 2005, of which $13,828, $12,026 and $11,462, respectively, is included in selling and marketing expenses and $0, $0 and $2,001, respectively, is included in discontinued operations.

Shipping and Handling Costs - Shipping costs were $4,432, $3,803 and $6,610, respectively, for fiscal 2007, 2006 and 2005, of which $4,432, $3,803 and $3,352, respectively, is included in selling and marketing expenses and $0, $0 and $3,258, respectively, is included in discontinued operations.  Handling costs were $2,663, $2,364 and $4,411, respectively, for fiscal 2007, 2006 and 2005, of which $2,663, $2,364 and $2,230, respectively, is included in general and administrative expenses and $0, $0 and $2,181, respectively, is included in discontinued operations.

Concentration Risk - The combined net sales to our two largest customers are significant and, as a result of recent divestitures (see Note 2), concentration risk has increased.  At May 31, 2007 and 2006, respectively, amounts due from Customer A represented approximately 40% and 30% and amounts due from Customer B represented approximately 24% and 27% of total trade accounts receivable.  For fiscal 2007, 2006 and 2005, respectively, Customer A accounted for approximately 35%, 33% and 38% and Customer B accounted for approximately 34%, 37% and 34% of total net sales.  Net sales of our Schiff Move Free brand accounted for approximately 48%, 48% and 40%, respectively, of total net sales for fiscal 2007, 2006 and 2005.

Stock-Based Compensation - Effective March 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method and began recognizing compensation expense for all awards granted after March 1, 2006, and for the unvested portion of previously granted awards that were outstanding at March 1, 2006.  Compensation expense is recognized over the vesting period based on the computed fair value on the grant date of the award.

Prior to March 1, 2006, we disclosed the effect of SFAS No. 123, “Accounting for Stock-Based Compensation,” on a proforma basis and continued to follow Accounting Principles Board (“APB”) Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock-based compensation.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Proforma information regarding net income and net income per share is required by SFAS No. 123R and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123R.  For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period.  Proforma net income and net income per share for fiscal 2006 and 2005 are as follows:
	2006	2005

Net income, as reported	$15,839	$6,569
Deduct stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(232)	(371)

Net income, proforma	$15,607	$6,198

Basic net income per share, as reported	$0.60	$0.25
Diluted net income per share, as reported	0.59	0.25
Basic net income per share, proforma	0.59	0.24
Diluted net income per share, proforma	0.58	0.23

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

Net income per diluted share for fiscal 2007, 2006 and 2005, respectively, excludes the effect of options to purchase 1,120,819, 1,480,585 and 2,111,692 shares because the exercise price exceeds the average market price and therefore would have been anti-dilutive, or assumed proceeds, including unrecognized compensation and potential excess tax benefits, available to repurchase shares issued upon assumed exercise of stock options were sufficient to offset any resulting dilution.

Financial Instruments - Our financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Foreign Currency Translation - We consider the local currency as the functional currency for our foreign operations.  Assets and liabilities are translated at period-end exchange rates and all statements of income amounts are translated using average monthly rates.  As a result of the divestitures of our Haleko Unit and Weider branded business, certain international operating entities became substantially liquidated.  Accordingly, during fiscal 2006, we recognized an approximate $1,600 non-taxable net foreign currency translation gain, previously reported as other accumulated comprehensive income in stockholders’ equity.

Hedging Activities - We account for hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value.  At May 31, 2007 and 2006, we were not party to any derivatives.

Reimbursement of Import Costs - Our operating results for fiscal 2007 and 2006 were favorably impacted by $394 and $2,665, respectively, in reimbursement of import costs from certain suppliers.  These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Recently Issued Accounting Standards - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which replaces SFAS No. 123, supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award.  SFAS No. 123R also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant.  Under the fair value based method as prescribed by SFAS No. 123R, we are required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award.  Effective March 1, 2006, we adopted SFAS No. 123R using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of approximately $297 and $104, respectively, for fiscal 2007 and 2006.  The incremental stock-based compensation expense caused income from continuing operations to decrease by $297 and $104, respectively, and net income to decrease by $181 and $62, respectively, for fiscal 2007 and 2006.  The impact on basic and diluted earnings per share was nil.  For fiscal 2007 and 2006, respectively, cash provided by operating activities decreased and cash provided by financing activities increased by $136 and $48 related to excess tax benefits from stock-based payment arrangements.  Also, remaining deferred compensation costs totaling $204 at March 1, 2006, were reclassified to additional paid-in capital.

In November 2005, the FASB issued FASB Staff Position No. 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.  We did not elect to adopt the simplified method of calculating the beginning balance of the APIC Pool.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements.  SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  The adoption of SAB No. 108 did not have a material impact on our results of operations and financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements.  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements.  We were required to apply the provisions of FIN No. 48 on June 1, 2007.  The cumulative effect of adopting FIN No. 48 will result in a decrease in retained earnings of less than $1,000.

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

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The measurement and disclosure provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We have not yet determined the impact of adopting SFAS No. 159 on our results of operations and financial condition.

2.	DIVESTITURES

Effective May 1, 2005 (the first day of Haleko’s fiscal 2006), we sold our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for $15,089 in cash.  The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko Unit.  In connection with the sale, we incurred transaction related costs of $687 and relinquished cash of $719.  In accordance with SFAS No. 144, we recognized an impairment loss of $9,346 in fiscal 2005 as the cash proceeds, net of the transaction related costs and including a realized foreign currency translation loss of $723, were less than the carrying value of our Haleko Unit’s long-lived assets.

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

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Summarized financial information included in discontinued operations for fiscal 2006 and 2005, is as follows:

	2006	2005

Net sales	$—	$86,156
Pre-tax loss	(199)	(8,238)
Income tax benefit	(72)	(2,751)
Net loss	(127)	(5,487)

3.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist primarily of auction rate securities, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value, which approximates unamortized cost, consist of the following at May 31:
	2007	2006

Federal, state and municipal debt securities	$32,529	$29,114
Corporate debt securities	9,038	7,306
Corporate equity securities	4,250	3,700

	$45,817	$40,120

Despite the long-term nature of these auction rate securities’ stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism.  These securities are classified as current assets in the accompanying consolidated balance sheets because we have the ability and intent to sell these securities as necessary to meet our current liquidity needs.  Contractual maturities of debt securities are as follows at May 31, 2007:

Less than one year	$3,423
One to five years	600
Over five years	37,544

$41,567

The amount of unrealized gains or losses for fiscal 2007 and 2006 was not significant.

4.	RECEIVABLES, NET

Receivables, net, consist of the following at May 31:

	2007	2006

Trade accounts	$19,467	$23,103
Current portion of note receivable due from WGN (see Note 2)	—	400
Other	426	248

	19,893	23,751
Less allowances for doubtful accounts, sales returns and discounts	(2,161)	(3,320)

Total	$17,732	$20,431

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

5.	INVENTORIES

Inventories consist of the following at May 31:
	2007	2006

Raw materials	$8,960	$9,694
Work in process	2,340	1,275
Finished goods	12,398	12,546

Total	$23,698	$23,515

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at May 31:
	2007	2006

Furniture and equipment	$33,018	$29,065
Leasehold improvements	11,727	11,247
Construction in progress	452	1,164

	45,197	41,476
Less accumulated depreciation and amortization	(30,759)	(28,189)

Total	$14,438	$13,287

Property and equipment additions included in accounts payable amounted to $158, $230 and $0, respectively, for fiscal 2007, 2006 and 2005.

7.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following at May 31:

	2007			2006
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets - patents and trademarks	$2,090	$(2,090)	$—	$2,090	$(2,090)	$—

In connection with the sale of our Haleko Unit (see Note 2), during fiscal 2005, we recognized an impairment loss pertaining to intangible assets of $3,506.

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

8.	ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:
	2007	2006

Accrued personnel related costs	$3,495	$3,477
Accrued promotional costs	4,642	5,260
Other	2,405	2,735

Total	$10,542	$11,472

9.	INCOME TAXES

The components of income tax expense for fiscal 2007, 2006 and 2005, are as follows:

	2007	2006	2005
Federal:
Current	$8,097	$2,647	$8,319
Deferred	(178)	682	(4,306)
Change in valuation allowance	(654)	(1,185)	(1,618)

Foreign:
Current	—	—	—
Deferred	—	1,847	—
Change in valuation allowance	—	(1,847)	—

State and local:
Current	784	192	1,054
Deferred	126	135	(500)
Change in valuation allowance	—	(78)	(198)

Total	$8,175	$2,393	$2,751

Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:

	2007	2006	2005

Computed Federal income tax expense at the statutory rate of 35% (2007) and 34% (2006 and 2005)	$7,214	$6,242	$5,034
Change in valuation allowance	(654)	(3,110)	(1,816)
State income tax expense	910	327	554
Tax exempt interest	(504)	(275)	—
Miscellaneous credits	—	—	(1,029)
Foreign currency translation	—	(548)	—
Recapture of previously recognized tax losses, and other	1,209	(243)	8

Total	$8,175	$2,393	$2,751

Net cash income tax payments amounted to $7,553, $2,318 and $1,895, respectively, for fiscal 2007, 2006 and 2005.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Net deferred income taxes consist of the following at May 31:

	2007		2006
	Current	Long-Term	Current	Long-Term

Assets:
Accounts receivable allowances	$703	$—	$1,185	$—
Inventories adjustment	735	—	573	—
Accrued vacation, bonuses and other	759	1,758	922	335
Foreign tax and other credits	—	—	—	985

Total	2,197	1,758	2,680	1,320

Liabilities:
Basis differences in fixed and intangible assets	—	(1,421)	—	(1,462)
Other	(205)	—	(261)	—

Total	(205)	(1,421)	(261)	(1,462)

Deferred income taxes before valuation allowance	1,992	337	2,419	(142)
Valuation allowance	—	—	—	(654)

Deferred income taxes, net	$1,992	$337	$2,419	$(796)

At May 31, 2007, we have no net operating loss, capital loss or tax credit carryforwards.  The amount of the deferred tax assets considered realizable, could be reduced or increased in the near-term if facts, including the amount of taxable income, differs from our estimates.  The decrease, or release, of the valuation allowance during the current year relates to the utilization of foreign tax credit carryforwards.

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

During fiscal 2004, the IRS commenced an examination of our fiscal 2002 U.S. income tax return and subsequently expanded the audit to include fiscal years 2003 and 2004.  During fiscal 2005, we recognized an income tax benefit of approximately $2,902 upon the conclusion of the IRS audit, which includes partial reversal of the valuation allowance and an adjustment for research and development credits.

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

During fiscal 2007, we recognized approximately $757 in incremental net tax liabilities resulting from the impact of recapturing certain previously recognized tax losses, partially offset by further adjustment of the IRS Code Section 987 gain and valuation allowances, and the reduction of certain contingent tax liabilities.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

10.	OTHER ACCUMULATED COMPREHENSIVE INCOME

We had no other comprehensive income for fiscal 2007.  For fiscal 2006 and 2005, the components of other comprehensive income (loss) are as follows:

	Pre-tax Income (Loss)	Tax Expense (Benefit)	Net Income (Loss)
2006:
Foreign currency translation adjustments:
Unrealized gains	$—	$—	$—
Reclassification adjustment for realized loss (gain )	688	855	(167)

Net unrealized gain (loss)	$688	$855	$(167)

2005:
Foreign currency translation adjustments:
Unrealized gains (loss)	$2,390	$(1,763)	$4,153
Reclassification adjustment for realized loss	127	53	74

Net unrealized gain (loss)	$2,517	$(1,710)	$4,227

11.	STOCK-BASED COMPENSATION PLANS

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

On October 26, 2004, our stockholders adopted the Schiff Nutrition International, Inc. 2004 Incentive Award Plan, as amended, (the “2004 Plan”).  Our 2004 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards to officers, directors, employees and consultants of our company and its subsidiaries.

Shares available for grant include 2,000,000 shares of Class A common stock reserved for issuance under the 2004 Plan, plus the number of shares of Class A common stock that as of the date of adoption of the 2004 Plan were, or thereafter would otherwise become, available for issuance under the 1997 Plan.

Stock options granted under the 1997 Plan and 2004 Plan primarily become exercisable after one to five years from the date of grant in equal, ratable amounts on each successive anniversary date.  Stock options expire no later than eight years after the date of grant under the 1997 Plan and no later than ten years after the date of grant under the 2004 Plan.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Prior to March 1, 2006, we applied APB Opinion No. 25 in accounting for our stock options.  All stock options issued prior to March 1, 2006 were granted with an exercise price equal to the fair value on the date of grant and, accordingly, no compensation expense was recognized in the accompanying consolidated financial statements.  Effective March 1, 2006, we adopted the measurement and recognition provisions of SFAS No. 123R in accounting for stock options granted after the adoption date.  For purposes of applying SFAS No. 123 for stock options granted prior to the adoption of SFAS No. 123R, and for stock options granted after the adoption of SFAS No. 123R, the fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for fiscal 2007, 2006 and 2005, respectively.

	2007		2006		2005

Expected volatility	49.57%		54.10%		59.63%
Expected term	4.00	years	3.00	years	5.00	years
Risk-free interest rate	4.57%		4.36%		3.43%
Dividend yield	0.00%		0.00%		0.00%

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

Information relating to stock options issued under the 1997 Plan and 2004 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, June 1, 2004	2,509,419	$2.76
Granted	110,000	4.44
Exercised	(267,750)	2.66
Canceled, forfeited and/or expired	(105,500)	2.92

Options outstanding, May 31, 2005	2,246,169	2.85
Granted	94,000	5.13
Exercised	(354,096)	2.74
Canceled, forfeited and/or expired	(85,488)	2.04

Options outstanding, May 31, 2006	1,900,585	2.78
Granted	10,000	7.01
Exercised	(83,934)	3.49
Forfeited and/or expired	—	—

Options outstanding, May 31, 2007	1,826,651	$2.77	3.68	$7,355

Exercisable options, May 31, 2007	1,745,651	$2.66	3.46	$7,226

The weighted average grant-date fair value of options granted was $3.06, $2.04 and $2.39, respectively, for fiscal 2007, 2006 and 2005.  The total intrinsic value of options exercised was $242, $881 and $412, respectively, for fiscal 2007, 2006 and 2005.  We received $293, $968 and $716, respectively, for stock options exercised during fiscal 2007, 2006 and 2005.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees.  The aggregate value of the restricted shares at issuance was $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period.  During fiscal 2007, 2006 and 2005, respectively, 86,200, 106,200 and 124,600 restricted shares vested.  Concurrent with the annual vesting during fiscal 2007, 2006 and 2005, respectively, we reacquired (and ultimately retired) 23,443, 29,813 and 27,406 shares from certain employees in connection with the payment of individual income taxes.  As a result of the termination of certain employees, 2,400, 28,000 and 60,000, respectively, of these restricted shares were cancelled during fiscal 2007, 2006 and 2005.  As of May 31, 2007, of the 640,000 restricted shares originally issued, 445,000 shares have vested, of which 80,662 shares were reacquired (and retired), 111,200 shares have been cancelled and 83,800 shares are subject to future vesting.

During fiscal 2007, we issued 32,360 restricted stock units ("RSUs") to non-employee directors.  The RSUs vest over three years and the grant date fair value of each RSU was $6.18.

Stock-based compensation expense for stock options, restricted stock units and restricted shares amounted to $473, $242 and $173, respectively, and the related tax benefit was approximately $189, $96 and $69, respectively, for fiscal 2007, 2006 and 2005.  At May 31, 2007, total unrecognized compensation cost related to these non-vested share-based compensation awards was approximately $350, which is expected to be recognized over a weighted average period of 1.2 years.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”).  On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees.  Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements.  The Units will vest, if at all, based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008.  The performance criteria upon which the Units may vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital.  The grant date fair value of each Unit was $5.11.  We recognize compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  For fiscal 2007 and 2006, respectively, we recognized compensation expense of $3,421 and $514, and the related tax benefit was approximately $1,364 and $205.  At May 31, 2007, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $3,364, which is expected to be recognized over a weighted average period of one year.

12.	COMMITMENTS AND CONTINGENCIES

Leases — We lease warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through 2013.  At May 31, 2007, future minimum payments of $13,888 under these non-cancelable operating leases are due as follows: $2,544 (2008), $2,440 (2009), $2,351 (2010), $2,316 (2011), $2,311 (2012), and $1,926 thereafter.  Rental expense was $2,413, $2,344 and $3,849, respectively, for fiscal 2007, 2006 and 2005.

Purchase Commitments — We are committed to future purchases primarily for inventory related items, including raw materials, packaging and outsourced contract manufacturing, under open purchase orders for specified quantities with fixed price provisions aggregating $13,370 at May 31, 2007.

Credit Facility — On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”) (formerly Weider Nutrition Group, Inc.), a $25,000 revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent.  On August 23, 2006 we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009. The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG.  If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets.  In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25,000 or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory.  Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate.  The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  At May 31, 2007, there were no amounts outstanding and $25,000 was available for borrowing under the Credit Facility.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Cash interest payments amounted to $136, $110 and $320, respectively, for fiscal 2007, 2006 and 2005.

Litigation – From time to time, we are involved in claims, legal actions and governmental proceedings that arise from our business operations.  Although ultimate liability cannot be determined at the present time, based on available information, we do not believe the resolution of these matters will have a material adverse effect on our results of operations and financial condition.  However, it is possible that future litigation could arise, or that developments could occur in existing litigation, that could have a material adverse effect on our results of operations and financial condition.

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

Under the terms of the amended sublicense agreement, we are required to make annual royalty payments to Mariz on sales of products covered by the agreement in countries other than those listed above.  The royalty payments, as amended, are equal to (i) 4% of sales up to $7,000 (ii) 3.5% of sales greater than $7,000 and less than $14,000; (iii) 3.0% of sales greater than $14,000 and less than $21,000; and (iv) 2.5% of sales over $21,000.  The sublicense agreement includes an irrevocable buy-out option, exercisable by us after February 28, 2009, for a purchase price equal to the greater of $2,000 or 6.5 times the aggregate royalties paid by us in the royalty year immediately preceding the date of the exercise of the option.  In addition, if the Schiff trademark is sold to a third party prior to February 28, 2009, the sublicense agreement provides that the buyer must also purchase all of Mariz’s rights to the trademarks for a purchase price equal to $2,000.  Royalty expense, related to the Mariz licensing agreement, amounted to $135, $155 and $646, respectively, for fiscal 2007, 2006 and 2005, of which $500 of the fiscal 2005 amount is included in discontinued operations.  In addition, during fiscal 2007, we also reimbursed Mariz approximately $108 for certain costs and expenses incurred by Mariz at our request in connection with certain litigation and the acceleration of obtaining certain intellectual property rights in the United Kingdom relating to the Move Free trademark.

Retirement Plan - We sponsor a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements.  We make discretionary contributions of 50% of the employee’s contributions up to the first six percent of the employee’s compensation.  Contribution expense amounted to $423, $395 and $373, respectively, for fiscal 2007, 2006 and 2005.

Income and Other Taxes - We have recorded certain contingent liabilities for uncertainties relating to tax benefits reflected in our financial statements.  These contingent tax liabilities total approximately $480 and $830, respectively, at May 31, 2007 and 2006.

13.	RELATED PARTY TRANSACTIONS

Significant related party transactions, not otherwise disclosed, are summarized below.

Fiscal 2005 discontinued operations includes payments totaling $338 to reimburse WHF for expenses relating to endorsements and royalties.

Subsequent to the sale of our Weider branded business (see Note 2), we continue to provide contract manufacturing services to WGN.  For fiscal 2007, 2006 and 2005, respectively, net sales to WGN were $2,175, $2,658 and $994, with a gross profit of $204, $317 and $149.  In addition, we received $559, $613 and $125 (reflected as a reduction in operating expenses), respectively, for certain general and administrative, research and development, and logistics services provided to WGN during fiscal 2007, 2006 and 2005.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

14.	OPERATING SEGMENTS

Historically, we were organized into three business units: the Schiff Specialty Unit, the Active Nutrition Unit and the Haleko Unit.  As a result of the sale of our Haleko Unit and Weider branded business (see Note 2), historical operating results for the Haleko Unit and Weider branded business are reflected as discontinued operations and all remaining assets and related operations, including our Tiger’s Milk and Fi-Bar brands, were consolidated into our Schiff Specialty Unit.  We believe our remaining business, which consists of the aggregation of several product-based operating segments, represents our only reportable segment.

15.	QUARTERLY RESULTS (UNAUDITED)

Quarterly results (unaudited) for fiscal 2007 and 2006 are as follows:

	Quarter Ended
2007:	Aug. 31	Nov. 30	Feb. 28	May 31

Net sales	$45,652	$38,817	$44,999	$43,188
Gross profit	17,116	16,177	16,429	18,975
Income from operations	4,332	2,646	4,485	6,213
Income tax expense	1,754	1,125	1,960	3,336
Net income	3,263	2,249	3,241	3,683
Basic net income per share	0.12	0.08	0.12	0.15
Diluted net income per share	0.12	0.08	0.12	0.13

	Quarter Ended
2006:	Aug. 31	Nov. 30	Feb. 29	May 31

Net sales	$48,017	$35,456	$49,641	$45,258
Gross profit	12,709	11,210	16,932	18,218
Income from operations	3,777	1,389	4,248	5,627
Income tax expense	734	89	1,561	9
Net income	4,935	1,535	3,189	6,180
Basic net income per share	0.19	0.06	0.12	0.23
Diluted net income per share	0.18	0.06	0.12	0.23

16.	SUBSEQUENT EVENT

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, the Board of Directors approved certain dividend equivalent rights, allowing holders of other equity awards, including stock options and restricted stock units, to receive dividend equivalents in the form of cash on each share underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, the company had approximately 29.9 million common shares (or common share equivalents) outstanding, including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is approximately $44,900, presuming 100 percent vesting of shares underlying stock awards (54 percent vested as of July 31, 2007).  To the extent outstanding stock options and restricted stock units were unvested at July 31, 2007, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

In connection with the dividend equivalents paid or payable on stock options and certain restricted stock units, we expect to recognize a compensation charge during fiscal 2008.  The pre-tax charge will amount to approximately $5,000, with approximately $3,000 recognized during the first fiscal quarter.

QuickLinks (Click to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2007, 2006 and 2005
(in thousands)

Description	Balance at Beginning of Year	Reductions Charged to Costs / Expenses	Additions Charged to Net Sales	Reductions due to Divestiture	Deductions / Write-offs	Balance at End of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

2005	$2,181	$—	$—	$(557)	$(354)	$1,270
2006	$1,270	$(109)	$—	$(669)	$(61)	$431
2007	$431	$(54)	$—	$—	$3	$380

ALLOWANCE FOR SALES RETURNS AND DISCOUNTS:

2005	$4,323	$(1,665)	$17,113	$(351)	$(15,928)	$3,492
2006	$3,492	$—	$7,369	$(88)	$(7,884)	$2,889
2007	$2,889	$—	$6,993	$—	$(8,101)	$1,781

ALLOWANCE FOR UNREALIZABLE NOTES RECEIVABLE:

2005	$99	$—	$—	$—	$(99)	$—
2006	$—	$—	$—	$—	$—	$—
2007	$—	$—	$—	$—	$—	$—

DEFERRED TAXES VALUATION ALLOWANCE:

2005	$5,580	$(1,816)	$—	$—	$—	$3,764
2006	$3,764	$(3,110)	$—	$—	$—	$654
2007	$654	$(654)	$—	$—	$—	$—