Form 10-Q
period 2007-08-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2007-10-15
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

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

As of October 12, 2007 the registrant had outstanding 11,659,111 shares of Class A common stock and 14,973,148 shares of Class B common stock.

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

General
Results of Operations (unaudited)
Liquidity and Capital Resources
Critical Accounting Policies and Estimates
Impact of Inflation
Seasonality

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES
ITEM 4T.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

Exhibit 31.1 - Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2007	May 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,109	$34,463
Available-for-sale securities	24,005	45,817
Receivables, net	18,032	17,732
Inventories	25,475	23,698
Prepaid expenses and other	1,343	2,151
Deferred taxes, net	1,340	1,992

Total current assets	85,304	125,853

Property and equipment, net	14,878	14,438

Other assets:
Goodwill	4,346	4,346
Deposits and other assets	70	105
Deferred taxes, net	1,291	337

Total other assets	5,707	4,788

Total assets	$105,889	$145,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,693	$7,962
Accrued expenses	8,341	10,542
Dividends payable	1,075	—
Income taxes payable	2,254	2,480

Total current liabilities	19,363	20,984

Long-term liabilites:
Dividends payable	1,224	—
Other	487	—

Total long-term liabilites	1,711	—

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,658,111 and 11,664,284	116	116
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	84,377	92,640
Retained earnings	172	31,189

Total stockholders' equity	84,815	124,095

Total liabilities and stockholders' equity	$105,889	$145,079

See notes to condensed consolidated financial statements.

Jump to Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended August 31,
	2007	2006

Net sales	$40,727	$45,652

Cost of goods sold	24,306	28,536

Gross profit	16,421	17,116

Operating expenses:
Selling and marketing	6,756	8,289
General and administrative	6,787	3,699
Research and development	1,026	816
Reimbursement of import costs	—	(20)

Total operating expenses	14,569	12,784

Income from operations	1,852	4,332

Other income (expense):
Interest income	821	743
Interest expense	(27)	(58)
Other, net	4	—

Total other income, net	798	685

Income before income taxes	2,650	5,017
Income tax expense	1,002	1,754

Net income	$1,648	$3,263

Weighted average shares outstanding:
Basic	26,622,423	26,482,198
Diluted	27,426,939	27,314,718

Net income per share-basic and diluted	$0.06	$0.12

Comprehensive income	$1,648	$3,263

See notes to condensed consolidated financial statements.

Jump to Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended August 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,648	$3,263
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(264)	(62)
Depreciation and amortization	886	779
Amortization of financing fees	4	14
Stock-based compensation	3,937	846
Excess tax benefit from equity instruments	(262)	(148)
Other	2	2
Changes in operating assets and liabilities:
Receivables	(300)	(2,209)
Inventories	(1,777)	(976)
Prepaid expenses and other	808	1,536
Deposits and other assets	31	(139)
Accounts payable	67	(2,117)
Other current liabilities	(1,850)	933
Other long-term liabilites	10	—

Net cash provided by operating activities	2,940	1,722

Cash flows from investing activities:
Purchase of property and equipment	(1,664)	(1,183)
Purchase of available-for-sale securities	(6,040)	(7,255)
Proceeds from sale of available-for-sale securities	27,852	3,807
Collection of notes receivable	—	150

Net cash provided by (used in) investing activities	20,148	(4,481)

Cash flows from financing activities:
Proceeds from stock options exercised	34	35
Purchase and retirement of common stock	(120)	(170)
Excess tax benefit from equity instruments	262	148
Dividends paid	(42,618)	—

Net cash provided by (used in) financing activities	(42,442)	13

Effect of exchange rate changes on cash	—	(2)

Decrease in cash and cash equivalents	(19,354)	(2,748)
Cash and cash equivalents, beginning of period	34,463	24,899

Cash and cash equivalents, end of period	$15,109	$22,151

See notes to condensed consolidated financial statements.

Jump to Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) of Schiff Nutrition International, Inc. and it’s subsidiaries (the “Company,” “we,” “us” and “our”) do not include all disclosures provided in our annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2007 as filed with the Securities and Exchange Commission (“SEC”). The May 31, 2007 condensed consolidated balance sheet, included herein, was derived from our audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

In our opinion, the accompanying interim financial statements contain all material adjustments necessary for a fair presentation of our financial position and results of operations. Results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that we may achieve for any other interim period or for the entire year.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record at the close of business on July 31, 2007. In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units. In aggregate, at July 31, 2007, the record date, the Company had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units. The aggregate amount of the special dividend was approximately $44,900, presuming 100% vesting of shares underlying stock awards (approximately 54% had vested as of August 31, 2007). To the extent outstanding stock options and restricted stock units were unvested at August 31, 2007, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

In connection with the dividends paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options and certain restricted stock units, we recognized a non-cash compensation expense, and a corresponding increase in additional paid-in capital, of $3,003 during the fiscal 2008 first quarter. Subject to future vesting of these equity awards, additional compensation expense of approximately $2,000, together with a corresponding increase in additional paid-in capital, will be recognized ratably over the remaining three quarters of fiscal 2008.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Incentive Award Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”). On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees. Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements. The Units will vest, if at all, based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008. The performance criteria upon which the Units may vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital. The grant date fair value of each Unit was $5.11. We recognize compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. For the fiscal 2008 and 2007 first quarters, respectively, we recognized compensation expense of $812 and $661, and the related tax benefit was approximately $324 and $231. At August 31, 2007, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $2,435, which is expected to be recognized over a weighted average period of approximately 0.8 years.

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate grant date fair value of these restricted shares was approximately $1,038, which we expensed on a straight-line basis over the accompanying five-year vesting period. During the fiscal 2008 and 2007 first quarters, respectively, 83,800 and 86,200 restricted shares vested and, concurrent with the annual vesting, we reacquired (and ultimately retired) 22,676 and 23,443 shares from certain employees in connection with the payment of individual income taxes. As of August 31, 2007, of the 640,000 restricted shares originally issued, 528,800 shares ultimately vested, from which 103,338 shares were reacquired (and retired) in connection with the payment of individual income taxes, and 111,200 shares were cancelled.

Property and equipment additions included in accounts payable amounted to $336 and $128, respectively, for the fiscal 2008 and 2007 first quarters.

Jump to Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist primarily of auction rate securities, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value, which approximates unamortized cost, consist of the following:

	August 31, 2007	May 31, 2007

Federal, state and municipal debt securities	$17,872	$32,529
Corporate debt securities	2,583	9,038
Corporate equity securities	3,550	4,250

Total	$24,005	$45,817

Despite the long-term nature of these auction rate securities’ stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. These securities are classified as current assets in the accompanying consolidated balance sheets because we have the ability and intent to sell these securities as necessary to meet any current liquidity needs. Contractual maturities of debt securities are as follows at August 31, 2007:

Less than one year	$4,010
One to five years	600
Over five years	15,845

Total	$20,455

The amount of unrealized gains or losses for the first quarter of fiscal 2008 and 2007 was not significant.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	August 31, 2007	May 31, 2007

Trade accounts	$19,820	$19,467
Other	282	426

	20,102	19,893
Less allowances for doubtful accounts, sales returns and discounts	(2,070)	(2,161)

Total	$18,032	$17,732

4.	INVENTORIES

Inventories consist of the following:
	August 31, 2007	May 31, 2007

Raw materials	$8,753	$8,960
Work in process	1,942	2,340
Finished goods	14,780	12,398

Total	$25,475	$23,698

Jump to Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	August 31, 2007			May 31, 2007
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$2,090	$(2,090)	$—	$2,090	$(2,090)	$—

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.

The carrying amount of goodwill did not change during the fiscal 2008 first quarter or during fiscal 2007.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	August 31, 2007	May 31, 2007

Accrued personnel related costs	$1,616	$3,495
Accrued promotional costs	4,469	4,642
Other	2,256	2,405

Total	$8,341	$10,542

7.	CONCENTRATION RISK

The combined net sales to our two largest customers are significant. At August 31, 2007, and May 31, 2007, respectively, amounts due from Customer A represented approximately 32% and 40% and amounts due from Customer B represented approximately 33% and 24% of total trade accounts receivable. For the first quarter of fiscal 2008 and 2007, respectively, Customer A accounted for approximately 39% and 31% and Customer B accounted for approximately 34% and 42% of total net sales. Net sales of our Schiff® Move Free® brand accounted for approximately 51% and 53%, respectively, of total net sales for the fiscal 2008 and 2007 first quarters.

8.	COMMITMENTS AND CONTINGENCIES

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our results of operations and financial condition.

Jump to Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements. We were required to apply the provisions of FIN No. 48 on June 1, 2007. The cumulative effect of adopting FIN No. 48 resulted in a decrease in retained earnings of approximately $88. The total amount of unrecognized tax benefits at June 1, 2007 was $473, which includes unrecognized tax benefits of $88 that, if recognized, would favorably affect the effective tax rate. The remaining unrecognized tax benefits relate to temporary items that would not affect the annual effective tax rate. We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $29 for the payment of interest accrued in the balance sheet at June 1, 2007. We do not believe it is reasonably possible that we will have any significant increases or decreases to the liability for unrecognized tax benefits within the next twelve months. We file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2003 and we are no longer subject to state and local income tax examinations for years prior to fiscal 2002.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 retains the exchange price notion in defining fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 expands disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The additional disclosure focuses on the inputs used to measure fair value and the effect of the measurements on net income for the reporting period. The fair value measurement and disclosure provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS No. 157 on our results of operations and financial condition.

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

Jump to Table of Contents

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and other reports filed with the SEC. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Important factors that may cause results to differ from these forward-looking statements include, but are not limited to, the factors indicated from time to time in our SEC reports, copies of which are available upon request from our investor relations group or which may be obtained at the SEC’s website (www.sec.gov). We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

During fiscal 2007 and the fiscal 2008 first quarter, we continued to provide selling and marketing support intended both to defend our Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. The introduction of Move Free Advanced into substantially all of our significant retail accounts during the second half of fiscal 2006 was substantially completed in the fiscal 2007 first quarter. During fiscal 2007 and continuing into fiscal 2008, we are attempting to increase our distribution of our joint care products in international markets. Subject to the impact of our Move Free Advanced marketing initiatives and competitive joint care product category pricing pressures, including private label, and the success of increasing our distribution in international markets, we believe our fiscal 2008 net sales will be relatively constant, as compared to fiscal 2007 net sales. We believe any incremental sales volume in fiscal 2008 for our existing business may be offset by incremental promotional activity.

Our operating results for the fiscal 2007 first quarter were impacted by profit margin volatility due to several factors, including significant raw material pricing fluctuations, particularly in the joint care product category, and a strong competitive environment. During fiscal 2006, joint care product category raw material prices, which increased significantly during fiscal 2005, returned to pre-fiscal 2005 levels. However, our gross profit percentage for fiscal 2007 was impacted by previous raw material purchase commitments.

Our operating results for the fiscal 2008 first quarter were impacted by the declaration of a special cash dividend in July 2007. In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units. As a result, we recognized a non-cash compensation expense, and a corresponding increase in additional paid-in capital, of approximately $3.0 million during the fiscal 2008 first quarter. Subject to future vesting of these equity awards, additional compensation expense of approximately $2.0 million, together with a corresponding increase in additional paid-in capital, will be recognized ratably over the remaining three quarters of fiscal 2008.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Jump to Table of Contents

Results of Operations (unaudited)
Three Months Ended August 31, 2007 Compared to Three Months
Ended August 31, 2006

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended August 31, (dollars in thousands):

	2007		2006

Net sales	$40,727	100.0%	$45,652	100.0%
Cost of goods sold	24,306	59.7	28,536	62.5

Gross profit	16,421	40.3	17,116	37.5
Operating expenses:
Selling and marketing	6,756	16.6	8,289	18.1
General and administrative	6,787	16.6	3,699	8.1
Research and development	1,026	2.5	816	1.8
Reimbursement of import costs	—	—	(20)	—
Total operating expenses	14,569	35.7	12,784	28.0

Income from operations	1,852	4.6	4,332	9.5
Other income, net	798	2.0	685	1.5
Income tax expense	(1,002)	(2.5)	(1,754)	(3.9)

Net income	$1,648	4.1%	$3,263	7.1%

Net Sales. Net sales decreased approximately 10.8% to $40.7 million for the fiscal 2008 first quarter, from $45.7 million for the fiscal 2007 first quarter. Overall, the decrease in net sales was primarily attributable to a decrease in branded joint care category product sales.

Aggregate branded net sales decreased approximately 13.0% to $32.3 million for the fiscal 2008 first quarter, from $37.1 million for the fiscal 2007 first quarter. The decrease was primarily due to a decrease in branded joint care product sales volume of approximately $6.1 million, or 14.3%, which was partially offset by a $0.5 million decrease in aggregate branded sales promotional incentives classified as sales price reductions and a $0.8 million decrease in actual and potential product returns associated with branded sales. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction. The decrease in branded joint care product sales volume was primarily attributable to promotional timing considerations. Move Free net sales were $20.8 million and $24.2 million, respectively, for the fiscal 2008 and 2007 first quarters. Subject to the impact of our marketing initiatives and joint care product category pricing pressures, we believe the fiscal 2008 first quarter sales volume decline will be recovered during the fiscal 2008 second and third quarters.

Private label sales remained relatively constant at $8.4 million and $8.5 million, respectively, for the fiscal 2008 and 2007 first quarters.

Gross Profit. Gross profit decreased approximately 4.1% to $16.4 million for the fiscal 2008 first quarter, from $17.1 million for the fiscal 2007 first quarter, primarily due to a decrease in net sales. Gross profit, as a percentage of net sales, was 40.3% for the fiscal 2008 first quarter, compared to 37.5% for the fiscal 2007 first quarter. The increase in gross profit percentage was primarily due to an approximate $3.1 million decrease in joint care product raw material costs.

Operating Expenses. Operating expenses increased approximately 14.0% to $14.6 million for the fiscal 2008 first quarter, from $12.8 million for the fiscal 2007 first quarter. Operating expenses, as a percentage of net sales, were 35.7% and 28.0%, respectively, for the fiscal 2008 and 2007 first quarters. The increase in operating expenses resulted primarily from the fiscal 2008 first quarter recognition of approximately $3.0 million in incremental compensation expense for the special dividend, primarily included in general and administrative expenses, and moderate increases in other general and administrative and research and development expenses, partially offset by a decrease in selling and marketing expenses. The special dividend compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units. Subject to future vesting of these equity awards, additional compensation expense of approximately $2.0 million will be recognized ratably over the remaining three quarters of fiscal 2008.

Jump to Table of Contents

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $6.8 million for the fiscal 2008 first quarter, from $8.3 million for the fiscal 2007 first quarter. The decrease was primarily due to a shift in the timing of certain customer promotions from the first quarter to the second and third quarters of fiscal 2008, and a $0.8 million reduction in advertising costs, partially offset by the recognition of an approximate $0.2 million in incremental compensation expense for the dividend equivalent rights received by holders (employees and directors) of certain equity awards in conjunction with the special dividend.

General and administrative expenses increased to approximately $6.8 million for the fiscal 2008 first quarter, from approximately $3.7 million for the fiscal 2007 first quarter, primarily due to the fiscal 2008 first quarter recognition of approximately $2.8 million in incremental compensation expense for the dividend equivalent rights received by holders (employees and directors) of certain equity awards in conjunction with the special dividend and the recognition of approximately $0.3 million for the favorable litigation settlement in the fiscal 2007 first quarter.

Research and development costs increased to approximately $1.0 million for the fiscal 2008 first quarter, from $0.8 million for the fiscal 2007 first quarter, primarily due to an increase in expenses associated with product research.

Other Income/Expense. Other income/expense, net, was $0.8 million income for the fiscal 2008 first quarter, compared to $0.7 million income for the fiscal 2007 first quarter. The increase was primarily due to the recognition of incremental interest income resulting from an increase in cash and available-for-sale securities. Interest income for future fiscal 2008 quarters will reflect the impact of the special dividend which was funded from cash and liquidation of available-for-sale securities.

Provision for Income Taxes. Provision for income taxes was $1.0 million for the fiscal 2008 first quarter, compared to $1.8 million for the fiscal 2007 first quarter. The decrease primarily resulted from a reduction in pre-tax income, partially offset by an increase in our effective tax rate primarily due to an increase in certain non-deductible officer compensation resulting from the special dividend. The fiscal 2008 first quarter tax rate was 37.8%, compared to the fiscal 2007 first quarter tax rate of 35.0%.

Liquidity and Capital Resources

Working capital decreased approximately $38.9 million to $66.0 million at August 31, 2007, from $104.9 million at May 31, 2007, primarily due to a decrease of approximately $41.2 million in cash and available-for-sale securities due to the first quarter payment or accrual of the special dividend. Inventories increased approximately $1.8 million, which reflects an increase in finished goods for fiscal 2008 second quarter promotions. Prepaid expenses decreased by approximately $0.8 million, primarily due to a reduction in prepaid insurance as certain annual insurance policies were renewed at September 1, 2007. Current liabilites decreased approximately $2.2 million primarily due to the payment of accrued management annual incentive costs, partially offset by dividends payable on non-vested stock options and restricted stock units.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent. In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009. The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions. Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate. The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At August 31, 2007, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record at the close of business on July 31, 2007. In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units. In aggregate, at July 31, 2007, the record date, the Company had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of

Jump to Table of Contents

outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units. The aggregate amount of the special dividend was approximately $44.9 million, presuming 100% vesting of shares underlying stock awards (approximately 54% had vested as of August 31, 2007). To the extent outstanding stock options and restricted stock units were unvested at August 31, 2007, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

The special dividend was funded from cash and liquidation of available-for-sale securities. Approximately $42.6 million of the distribution occurred in August 2007, and the remaining amount will be distributed, if at all, upon vesting of the stock options and upon issuance of the shares underlying restricted stock units.

We believe that our cash, cash flows from operations and the financing sources discussed above will be sufficient to meet our normal cash operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, product rights and other investments that are compatible with or complimentary to our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt. If a material acquisition, divestiture or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

A summary of our outstanding contractual obligations at August 31, 2007 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$13,245	$2,538	$4,734	$4,625	$1,348
Purchase obligations(1)	13,817	13,817	—	—	—
Total obligations	$27,062	$16,355	$4,734	$4,625	$1,348

(1)	Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to the valuation of inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of share-based payments and recoverability of long-lived assets. Note 1 of Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2007, filed with the SEC, describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value. For the fiscal 2008 and 2007 first quarters, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.1 million and $0.2 million, respectively. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

Jump to Table of Contents

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. Changes in our allowances for doubtful accounts, sales returns and discounts did not significantly impact our gross profit and operating income for the fiscal 2008 first quarter. Changes in these allowances resulted in a decrease in our gross profit and operating income of approximately $0.4 million for the fiscal 2007 first quarter. At August 31, 2007 and May 31, 2007, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $2.1 million and $2.2 million, respectively. Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return. The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information. Changes in the recognition of these tax benefits did not significantly impact net income for the fiscal 2008 and 2007 first quarters.

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. Changes in these valuation allowances did not significantly impact net income for the fiscal 2008 and 2007 first quarters. At August 31, 2007 and May 31, 2007, deferred tax asset valuation allowances were nil.

•
We recognize compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. Our periodic assessment of the profitability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment. For the fiscal 2008 and 2007 first quarters, we recognized compensation expense related to these awards of approximately $0.8 and $0.7 million, respectively. At August 31, 2007, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $2.5 million.

•
We have certain intangible assets, primarily consisting of goodwill which are tested for impairment at least annually. The determination of whether or not goodwill is impaired involves significant judgment. Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

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

Seasonality

Our business is not inherently seasonal; however, we experience fluctuations in sales resulting from timing of marketing and promotional activities, customer buying patterns and consumer spending patterns. In addition, as a result of changes in product sales mix, competitive conditions, raw material pricing pressures and other factors, as discussed above, we experience fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion involves forward-looking statements of market risk which assume that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered our projections of future events or losses.

Jump to Table of Contents

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates. Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure. We do not use financial instruments for trading purposes. We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at August 31, 2007. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

As required by SEC Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not Applicable

Jump to Table of Contents

 PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8 to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2008 first quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

June 1 - June 30	—	—	—	—

July 1 - July 31	—	—	—	—

August 1 - August 31	22,676(1)	$5.29	—	—

Total	22,676	$5.29	—	—

(1)	Repurchase of these shares was to satisfy employee tax withholding obligations due upon vesting of restricted shares. See Note 1 to the Notes to Condensed Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Not applicable

Jump to Table of Contents

ITEM 6.	EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Weider Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1.	Build-To-Suit Lease Agreement, dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (2)
10.2.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (2)
10.3.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (2)
10.4.	License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Limited. (2)
10.5.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (5)*
10.6.	Consulting Agreement between Weider Nutrition Group, Inc. and Gustin Foods, LLC dated as of February 1, 2004. (6)
10.7.	Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (7)*
10.8.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (8)
10.9.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (8)
10.10.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (8)
10.11.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (8)
10.12.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (9)
10.13.	Form of Indemnification Agreement between Weider Nutrition Group, Inc. and certain of its executives and directors. (10)*
10.14.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (11)*
10.15.	Amendment No. 1 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (12)*
10.16.	Amended and Restated License and Product Supply Agreement dated as of October 13, 2006 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (13)
10.17.	Form of Director Restricted Stock Unit Agreement and Deferral Election. (14)*
10.18.	Form of Director Restricted Stock Agreement. (14)*
10.19.	License Agreement dated as of September 19, 2007 between Mariz Gestao E Investimentos Limitada and Schiff Nutrition Group, Inc. (15)
10.20.	Employment and Change in Control Agreement dated as of June 1, 2007 between Schiff Nutrition Group, Inc. and Bruce J. Wood. (15)*
10.21.	Form of Amended and Restated Agreement between Schiff Nutrition Group, Inc. and certain of its executive officers. (15)*
21.1.	Subsidiaries of Weider Nutrition International, Inc. (4)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (16)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (16)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (17)

(1)	Previously field in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
(3)	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(4)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(6)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(7)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(8)	Previously filed in the Company's Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(9)	Previously filed in the Company's Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(10)	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company’s Current Report on Form 8-K filed March 23, 2006 and incorporated herein by reference.
(12)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2006 and incorporated herein by reference.
(13)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on October 16, 2006 and incorporated herein by reference.
(14)	Previously filed in the Company’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference.
(15)	Previously filed in the Company’s Current Report on Form 8-K filed September 25, 2007 and incorporated herein by reference.
(16)	Filed herewith.
(17)	Furnished herewith.

*	Management contract.

Jump to Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: October 15, 2007	By: /s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: October 15, 2007	By: /s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Jump to Table of Contents