Form 10-Q
period 2007-11-30
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2008-01-11
CIK 1022368

Click here to jump to Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

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

As of January 10, 2008 the registrant had outstanding 11,730,034 shares of Class A common stock and 14,973,148 shares of Class B common stock.

Click here to jump to Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2007	May 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,980	$34,463
Available-for-sale securities	30,571	45,817
Receivables, net	15,334	17,732
Inventories	31,464	23,698
Prepaid expenses and other	2,749	2,151
Deferred taxes, net	1,393	1,992

Total current assets	91,491	125,853

Property and equipment, net	14,253	14,438

Other assets:
Goodwill	4,346	4,346
Deposits and other assets	20	105
Deferred taxes, net	1,377	337

Total other assets	5,743	4,788

Total assets	$111,487	$145,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,303	$7,962
Accrued expenses	9,587	10,542
Short-term debt	778	—
Dividends payable	1,082	—
Income taxes payable	713	2,480

Total current liabilities	20,463	20,984

Long-term liabilities:
Dividends payable	1,230	—
Other	494	—

Total long-term liabilities	1,724	—

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,729,534, and 11,664,284	117	116
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	86,058	92,640
Retained earnings	2,975	31,189

Total stockholders' equity	89,300	124,095

Total liabilities and stockholders' equity	$111,487	$145,079

See notes to condensed consolidated financial statements.

Click here to jump to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended November 30,
	2007	2006

Net sales	$39,535	$38,817

Cost of goods sold	22,974	22,640

Gross profit	16,561	16,177

Operating expenses:
Selling and marketing	6,737	8,790
General and administrative	4,452	4,155
Research and development	1,276	864
Reimbursement of import costs	(31)	(278)

Total operating expenses	12,434	13,531

Income from operations	4,127	2,646

Other income (expense):
Interest income	437	758
Interest expense	(42)	(45)
Other, net	6	15

Total other income, net	401	728

Income before income taxes	4,528	3,374
Income tax expense	1,725	1,125

Net income	$2,803	$2,249

Weighted average shares outstanding:
Basic	26,639,673	26,541,764
Diluted	27,728,332	27,330,278

Net income per share:
Basic	$0.11	$0.08
Diluted	$0.10	$0.08

Comprehensive income	$2,803	$2,249

See notes to condensed consolidated financial statements.

Click here to jump to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Six Months Ended November 30,
	2007	2006

Net sales	$80,262	$84,469

Cost of goods sold	47,280	51,176

Gross profit	32,982	33,293

Operating expenses:
Selling and marketing	13,493	17,079
General and administrative	11,239	7,854
Research and development	2,302	1,680
Reimbursement of import costs	(31)	(298)

Total operating expenses	27,003	26,315

Income from operations	5,979	6,978

Other income (expense):
Interest income	1,258	1,501
Interest expense	(69)	(103)
Other, net	10	15

Total other income, net	1,199	1,413

Income before income taxes	7,178	8,391
Income tax expense	2,727	2,879

Net income	$4,451	$5,512

Weighted average shares outstanding:
Basic	26,602,385	26,511,981
Diluted	27,480,280	27,322,498

Net income per share:
Basic	$0.17	$0.21
Diluted	$0.16	$0.20

Comprehensive income	$4,451	$5,512

See notes to condensed consolidated financial statements.

Click here to jump to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended November 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,451	$5,512
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(403)	(520)
Depreciation and amortization	1,780	1,615
Amortization of financing fees	8	28
Stock-based compensation	5,437	2,108
Excess tax benefit from equity instruments	(292)	(144)
Other	(5)	(14)
Changes in operating assets and liabilities:
Receivables	2,398	579
Inventories	(7,766)	(5,908)
Prepaid expenses and other	(598)	(366)
Deposits and other assets	77	(109)
Accounts payable	806	2,522
Other current liabilities	(2,079)	(2,594)
Other long-term liabilities	17	—

Net cash provided by operating activities	3,831	2,709

Cash flows from investing activities:
Purchase of property and equipment	(2,057)	(2,857)
Purchase of available-for-sale securities	(21,226)	(20,049)
Proceeds from sale of available-for-sale securities	36,472	18,662
Collection of notes receivable	—	300

Net cash provided by (used in) investing activities	13,189	(3,944)

Cash flows from financing activities:
Proceeds from debt	1,350	1,996
Payments on debt	(572)	(846)
Proceeds from stock options exercised	150	256
Purchase and retirement of common stock	(120)	(170)
Excess tax benefit from equity instruments	292	144
Dividends paid	(42,605)	—

Net cash provided by (used in) financing activities	(41,505)	1,380

Effect of exchange rate changes on cash	2	—

Increase (decrease) in cash and cash equivalents	(24,483)	145
Cash and cash equivalents, beginning of period	34,463	24,899

Cash and cash equivalents, end of period	$9,980	$25,044

See notes to condensed consolidated financial statements.

Click here to jump to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) of Schiff Nutrition International, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) do not include all disclosures provided in our annual consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2007 as filed with the Securities and Exchange Commission (“SEC”). The May 31, 2007 condensed consolidated balance sheet, included herein, was derived from our audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes. We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

In our opinion, the accompanying interim financial statements contain all material adjustments necessary for a fair presentation of our financial position and results of operations. Results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that we may achieve for any other interim period or for the entire year.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record at the close of business on July 31, 2007. In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units. In aggregate, at July 31, 2007, the record date, the Company had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options, and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units. The aggregate amount of the special dividend was approximately $44,900, presuming 100% vesting of shares underlying equity awards (approximately 55% had vested as of November 30, 2007). To the extent outstanding stock options and restricted stock units were unvested at November 30, 2007, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

In connection with the dividends paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options and certain restricted stock units, we recognized a non-cash compensation expense, and a corresponding increase in additional paid-in capital, of $657 and $3,660, respectively, during the three and six month periods ended November 30, 2007. Subject to future vesting of these equity awards, additional compensation expense of approximately $1,300, together with a corresponding increase in additional paid-in capital, will be recognized equally over the remaining two quarters of fiscal 2008.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Incentive Award Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”). On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees. Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements. The Units will vest, if at all, based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008. The performance criteria upon which the Units may vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital. The grant date fair value of each Unit was $5.11. We recognize compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. For the fiscal 2008 and 2007 second quarters, respectively, we recognized compensation expense of $812 and $1,149, and the related tax benefit was approximately $324 and $454. For the six months ended November 30, 2007 and 2006, respectively, we recognized compensation expense of $1,623 and $1,810, and the related tax benefit was approximately $632 and $706. At November 30, 2007, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $1,623, which is expected to be recognized over a weighted average period of approximately 0.5 years.

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate grant date fair value of these restricted shares was approximately $1,038, which we expensed on a straight-line basis over the accompanying five-year vesting period ended August 16, 2007. During the fiscal 2008 and 2007 first quarters, respectively, 83,800 and 86,200 restricted shares vested and, concurrent with the annual vesting, we reacquired (and ultimately retired) 22,676 and 23,443 shares from certain employees in connection with the payment of individual income taxes. As of August 31, 2007, of the 640,000 restricted shares originally issued, 528,800 shares were vested, from which 103,338 shares were reacquired (and retired) in connection with the payment of individual income taxes, and 111,200 shares were cancelled.

Click here to jump to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Property and equipment additions included in accounts payable amounted to $465 and $249, respectively, for the six months ended November 30, 2007 and 2006.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist primarily of auction rate securities, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value, which approximates unamortized cost, consist of the following:

	November 30, 2007	May 31, 2007

Federal, state and municipal debt securities	$23,611	$32,529
Corporate debt securities	2,791	9,038
Corporate equity securities	2,500	4,250
Other	1,669	—

Total	$30,571	$45,817

Despite the long-term nature of auction rate securities’ stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. These securities are classified as current assets in the accompanying consolidated balance sheets because we have the ability and intent to sell these securities as necessary to meet any current liquidity needs. Contractual maturities of debt securities are as follows at November 30, 2007:

Less than one year	$3,125
One to five years	—
Over five years	23,277

Total	$26,402

The amount of unrealized gains or losses for the first six monthsof fiscal 2008 and 2007 was not significant.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	November 30, 2007	May 31, 2007

Trade accounts	$16,660	$19,467
Other	226	426

	16,886	19,893
Less allowances for doubtful accounts, sales returns and discounts	(1,552)	(2,161)

Total	$15,334	$17,732

Click here to jump to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

4.	INVENTORIES

Inventories consist of the following:
	November 30, 2007	May 31, 2007

Raw materials	$12,454	$8,960
Work in process	2,243	2,340
Finished goods	16,767	12,398

Total	$31,464	$23,698

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	November 30, 2007			May 31, 2007
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$2,090	$(2,090)	$—	$2,090	$(2,090)	$—

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.

The carrying amount of goodwill did not change during the first six months of fiscal 2008 or during fiscal 2007.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	November 30, 2007	May 31, 2007

Accrued personnel related costs	$2,142	$3,495
Accrued promotional costs	5,300	4,642
Other	2,145	2,405

Total	$9,587	$10,542

7.	CONCENTRATION RISK

The combined net sales to our two largest customers are significant. At November 30, 2007 and May 31, 2007, respectively, amounts due from Customer A represented approximately 31% and 40% and amounts due from Customer B represented approximately 40% and 24% of total trade accounts receivable. For the first six months of fiscal 2008 and 2007, respectively, Customer A accounted for approximately 39% and 36% and Customer B accounted for approximately 37% and 32% of total net sales. Net sales of our Schiff® Move Free® brand accounted for approximately 49% of total net sales for the first six months of both fiscal 2008 and 2007.

Click here to jump to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements. We were required to apply the provisions of FIN No. 48 on June 1, 2007. The cumulative effect of adopting FIN No. 48 resulted in a decrease in retained earnings of approximately $88. The total amount of unrecognized tax benefits at June 1, 2007 was $473, which includes unrecognized tax benefits of $88 that, if recognized, would favorably affect the effective tax rate. The remaining unrecognized tax benefits relate to temporary items that would not affect the annual effective tax rate. We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of June 1, 2007, we had approximately $29 for the payment of accrued interest recognized in our consolidated balance sheet. We do not believe it is reasonably possible that we will have any significant increases or decreases to the liability for unrecognized tax benefits within the next twelve months. We file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2003 and we are no longer subject to state and local income tax examinations for years prior to fiscal 2002. The adoption of FIN No. 48 resulted in the reclassification of $38 in deferred taxes, $351 in income taxes payable and $88 in retained earnings to other long-term liabilities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The measurement and disclosure provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not yet determined whether we will choose to measure any financial assets or liabilities at fair value. Therefore, the impact of adopting SFAS No. 159 on our results of operations and financial condition is unknown.

Click here to jump to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and other reports filed with the SEC. Sections of this Form 10-Q including, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements. These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially. Important factors that may cause results to materially differ from these forward-looking statements include, but are not limited to, the factors indicated from time to time in our reports filed with the SEC, copies of which are available upon request from our investor relations group or which may be obtained at the SEC’s website (www.sec.gov). Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

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

During fiscal 2007 and the first half of fiscal 2008, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category. The introduction of Move Free Advanced into substantially all of our significant retail accounts during the second half of fiscal 2006 was substantially completed in the fiscal 2007 second quarter. During fiscal 2007 and continuing in fiscal 2008, we are attempting to increase the distribution of our joint care products in international markets. Subject to the impact of our Move Free Advanced marketing initiatives and competitive joint care product category pricing pressures, including private label, and the success of increasing distribution in international markets, we believe fiscal 2008 net sales will be relatively constant, as compared to fiscal 2007 net sales. We believe any incremental sales volume in fiscal 2008 for our existing business may be offset by incremental price-discounting promotional activity.

Our operating results for fiscal 2007 were impacted by profit margin volatility due to several factors, including significant raw material pricing fluctuations, particularly in the joint care product category, and a strong competitive environment. During fiscal 2006, joint care product category raw material prices, which increased significantly during fiscal 2005, returned to pre-fiscal 2005 levels. However, our gross profit percentage for fiscal 2007 was impacted by previous raw material purchase commitments.

Our operating results for fiscal 2008 were and will be impacted by the declaration of a special cash dividend in July 2007. In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units. As a result, we recognized a non-cash compensation expense, and a corresponding increase in additional paid-in capital, of approximately $0.7 million and $3.7 million, respectively, during the three and six month periods ended November 30, 2007. Subject to future vesting of these equity awards, additional compensation expense of approximately $1.3 million, together with a corresponding increase in additional paid-in capital, will be recognized equally over the remaining two quarters of fiscal 2008.

In December 2007, we announced the fiscal 2008 third quarter introduction of smaller tablets for our existing Move Free items as well as a Move Free line extension. Operating results for fiscal 2008, as compared to fiscal 2007, are impacted by the shifting of advertising support from the first half to the second half of fiscal 2008 in support of these Move Free marketing initiatives.  As a result, advertising expense for the first half of fiscal 2008 was significantly less than the amount recognized in the corresponding prior year period, and advertising expense for the second half of fiscal 2008 is expected to exceed the amount recognized in the corresponding period for fiscal 2007.

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

Click here to jump to Index

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended November 30, 2007 Compared to Three Months
Ended November 30, 2006

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended November 30, (dollars in thousands):

	2007		2006

Net sales	$39,535	100.0%	$38,817	100.0%
Cost of goods sold	22,974	58.1	22,640	58.3

Gross profit	16,561	41.9	16,177	41.7
Operating expenses:
Selling and marketing	6,737	17.0	8,790	22.7
General and administrative	4,452	11.3	4,155	10.7
Research and development	1,276	3.2	864	2.2
Reimbursement of import costs	(31)	—	(278)	(0.7)

Total operating expenses	12,434	31.5	13,531	34.9

Income from operations	4,127	10.4	2,646	6.8
Other income, net	401	1.0	728	1.9
Income tax expense	(1,725)	(4.3)	(1,125)	(2.9)

Net income	$2,803	7.1%	$2,249	5.8%

Net Sales. Net sales increased approximately 1.8% to $39.5 million for the fiscal 2008 second quarter, from $38.8 million for the fiscal 2007 second quarter. Overall, the increase in net sales was primarily attributable to an increase in branded sales, substantially offset by a decrease in private label sales.

Aggregate branded net sales increased approximately 8.6% to $32.2 million for the fiscal 2008 second quarter, from $29.6 million for the fiscal 2007 second quarter. The increase was primarily due to an increase in branded joint care product sales volume of approximately $8.7 million, or 29.6%, and a modest $0.2 million decrease in estimated sales returns, partially offset by a $1.2 million decrease in other branded sales volume and a $5.1 million increase in aggregate branded sales promotional incentives classified as sales price reductions. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction. The increase in branded joint care product sales volume was primarily attributable to promotional timing considerations. Move Free net sales were $18.9 million and $17.4 million, respectively, for the fiscal 2008 and 2007 second quarters.

Private label sales decreased approximately 19.9% to $7.4 million for the fiscal 2008 second quarter, from $9.2 million for the fiscal 2007 second quarter, primarily due to a reduction in customer promotional activity.

Gross Profit. Gross profit increased approximately 2.4% to $16.6 million for the fiscal 2008 second quarter, from $16.2 million for the fiscal 2007 second quarter, primarily due to an increase in net sales. Gross profit, as a percentage of net sales, remained relatively constant at 41.9% and 41.7%, respectively, for the second quarter of fiscal 2008 and 2007.  An approximate $1.5 million decrease in joint care product raw material costs and a lower mix of lower-margin private label sales was substantially offset by the increase in sales promotional incentives and certain initial transition costs related to introduction of the smaller Move Free tablet.

Operating Expenses. Operating expenses decreased approximately 8.1% to $12.4 million for the fiscal 2008 second quarter, from $13.5 million for the fiscal 2007 second quarter. Operating expenses, as a percentage of net sales, were 31.5% and 34.9%, respectively, for the fiscal 2008 and 2007 second quarters. The decrease in operating expenses resulted primarily from a decrease in selling and marketing expenses, partially offset by increases in general and administrative and research and development expenses. In addition, the fiscal 2007 second quarter includes approximately $0.3 million in reimbursement from certain suppliers of previously recognized import costs as compared to less than $0.1 million in similar reimbursement for the second quarter of fiscal 2008.

Click here to jump to Index

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $6.7 million for the fiscal 2008 second quarter, from $8.8 million for the fiscal 2007 second quarter, primarily due to a $2.4 million reduction in advertising costs, partially offset by a $0.2 million increase in selling variables due to the increase in sales. The decrease in advertising costs primarily resulted from a decision to shift certain television advertising to the second half of fiscal 2008 to coincide with the introduction of the smaller tablet and line extension for our Move Free business.

General and administrative expenses increased to approximately $4.5 million for the fiscal 2008 second quarter, from approximately $4.2 million for the fiscal 2007 second quarter, primarily due to the fiscal 2008 second quarter recognition of approximately $0.5 million in incremental compensation expense for the special dividend, partially offset by a decrease in legal fees. The special dividend compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units. Subject to future vesting of these equity awards, additional compensation expense, primarily included in general and administrative expenses, of approximately $1.3 million will be recognized equally over the remaining two quarters of fiscal 2008.

Research and development costs increased to approximately $1.3 million for the fiscal 2008 second quarter, from $0.9 million for the fiscal 2007 second quarter, primarily due to an increase in expenses associated with product research and product testing related to the registration of products in countries outside of the United States.

Other Income/Expense. Other income, net, was $0.4 million for the fiscal 2008 second quarter, compared to $0.7 million for the fiscal 2007 second quarter. The decrease was primarily due to a reduction in interest income resulting from a decrease in cash and available-for-sale securities reflecting the impact of the special dividend which was funded from cash and liquidation of available-for-sale securities.

Provision for Income Taxes. Provision for income taxes was $1.7 million for the fiscal 2008 second quarter, compared to $1.1 million for the fiscal 2007 second quarter. The increase resulted from an increase in pre-tax income and an increase in our effective tax rate primarily due to an increase in certain non-deductible officer compensation resulting from the special dividendand a decrease in tax-exempt interest income. The fiscal 2008 second quarter tax rate was 38.1%, compared to the fiscal 2007 second quarter tax rate of 33.4%.

Results of Operations (unaudited)
Six Months Ended November 30, 2007 Compared to Six Months
Ended November 30, 2006

The following tables show comparative results for selected items as reported and as a percentage of net sales for the six months ended November 30, (dollars in thousands):

	2007		2006

Net sales	$80,262	100.0%	$84,469	100.0%
Cost of goods sold	47,280	58.9	51,176	60.6

Gross profit	32,982	41.1	33,293	39.4
Operating expenses:
Selling and marketing	13,493	16.8	17,079	20.2
General and administrative	11,239	14.0	7,854	9.3
Research and development	2,302	2.9	1,680	2.0
Reimbursement of import costs	(31)	—	(298)	(0.4)

Total operating expenses	27,003	33.7	26,315	31.1

Income from operations	5,979	7.4	6,978	8.3
Other income, net	1,199	1.5	1,413	1.6
Income tax expense	(2,727)	(3.4)	(2,879)	(3.4)

Net income	$4,451	5.5%	$5,512	6.5%

Net Sales. Net sales decreased approximately 5.0% to $80.3 million for the six months ended November 30, 2007, from $84.5 million for the six months ended November 30, 2006, primarily due to a decrease in both branded and private label net sales.

Click here to jump to Index

Aggregate branded net sales decreased approximately 3.4% to $64.5 million for the six months ended November 30, 2007, from $66.7 million for the six months ended November 30, 2006. An approximate $2.6 million, or 3.5%, increase in branded joint care product sales volume and an approximate $0.5 million reduction in estimated sales returns were more than offset by a $1.2 million, or 8.5%, decrease in other branded sales volume and an approximate $4.7 million increase in branded sales promotional incentives classified as sales price reductions. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction. Move Free net sales were $39.7 million and $41.6 million, respectively, for the six months ended November 30, 2007 and 2006.

Private label sales decreased approximately 10.9% to $15.8 million for the six months ended November 30, 2007, from $17.7 million for the six months ended November 30, 2006, primarily due to a reduction in customer promotional activity.

Gross Profit. Gross profit remained relatively constant at $33.0 million and $33.3 million, respectively, for the six months ended November 30, 2007 and 2006. Gross profit, as a percentage of net sales, increased to 41.1% for the six months ended November 30, 2007, from 39.4% for the six months ended November 30, 2006, primarily due to an approximate $4.6 million decrease in joint care product raw material costs and a lower mix of lower-margin private label sales, partially offset by the increase in sales promotional incentives. The approximate $0.5 million decrease in estimated sales returns was offset by an equal increase in inventory valuation adjustments.

Operating Expenses. Operating expenses increased approximately 2.6% to $27.0 million for the six months ended November 30, 2007, from $26.3 million for the six months ended November 30, 2006. Operating expenses, as a percentage of net sales, were 33.7% and 31.1%, respectively, for the six months ended November 30, 2007 and 2006. The increase in operating expenses resulted primarily from an increase in general and administration expenses and research and development expenses, substantially offset by a decrease in selling and marketing expenses. In addition, the six months ended November 30, 2006 includes approximately $0.3 million in reimbursement from certain suppliers of previously recognized import costs as compared to less than $0.1 million in similar reimbursements for the fiscal 2008 comparable period.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $13.5 million for the six months ended November 30, 2007, from $17.1 million for the six months ended November 30, 2006, primarily due to a $3.4 million reduction in advertising costs. The decrease in advertising costs primarily results from a decision to shift certain television advertising to the second half of fiscal 2008 to coincide with the introduction of the smaller tablet and line extension for our Move Free business.

General and administrative expenses increased to approximately $11.2 million for the six months ended November 30, 2007, from approximately $7.9 million for the six months ended November 30, 2006, primarily due to the recognition of approximately $3.4 million in incremental compensation expense for the special dividend. The special dividend compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units. Subject to future vesting of these equity awards, additional compensation expense, primarily included in general and administrative expenses, of approximately $1.3 million will be recognized equally over the remaining two quarters of fiscal 2008.

Research and development costs increased to approximately $2.3 million for the six months ended November 30, 2007, from $1.7 million for the six months ended November 30, 2006, primarily due to an increase in expenses associated with product research and product testing related to the registration of products in countries outside of the United States.

Other Income/Expense. Other income, net, was $1.2 million for the six months ended November 30, 2007, compared to $1.4 million for the six months ended November 30, 2006. The decrease was primarily due to a reduction in interest income resulting from a decrease in cash and available-for-sale securities reflecting the impact of the special dividend which was funded from cash and liquidation of available-for-sale securities.

Provision for Income Taxes. Provision for income taxes was $2.7 million for the six months ended November 30, 2007, compared to $2.9 million for the six months ended November 30, 2006. The effective tax rate was 38.0% and 34.3%, respectively, for the six months ended November 30, 2007 and 2006. The increase in our effective tax rate was primarily due to an increase in certain non-deductible officer compensation resulting from the special dividend and a decrease in tax-exempt interest income.

Liquidity and Capital Resources

Working capital decreased approximately $33.9 million to $71.0 million at November 30, 2007, from $104.9 million at May 31, 2007, primarily due to a decrease of approximately $39.7 million in cash and available-for-sale securities due to the fiscal 2008 first quarter payment or accrual of the special dividend. Inventories increased approximately $7.8 million, which reflects an increase in finished goods for fiscal 2008 third quarter promotions, consistent with the prior year, as well as a decision to build up quantities of certain other inventory components. Prepaid expenses increased by approximately $0.6 million, primarily due to an increase in prepaid insurance as certain annual insurance policies were renewed at September 1, 2007. Current liabilities decreased approximately $0.5 million primarily due to the payment of accrued management annual incentive costs and income taxes, substantially offset by dividends payable on non-vested stock options and restricted stock units and the short-term financing of annual premiums due from the renewal of the annual insurance policies.

Click here to jump to Index

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent. In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009. The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions. Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate. The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At November 30, 2007, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record at the close of business on July 31, 2007. In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units. In aggregate, at July 31, 2007, the record date, the Company had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding
Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options, and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units. The aggregate amount of the special dividend was approximately $44.9 million, presuming 100% vesting of shares underlying equity awards (approximately 55% had vested as of November 30, 2007). To the extent outstanding stock options and restricted stock units were unvested at November 30, 2007, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

The special dividend was funded from cash and liquidation of available-for-sale securities. Approximately $42.6 million of the distribution occurred in August 2007, and the remaining amount has been or will be distributed, if at all, upon vesting of the stock options and upon issuance of the shares underlying restricted stock units.

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

Click here to jump to Index

A summary of our outstanding contractual obligations at November 30, 2007 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$12,617	$2,535	$4,689	$4,623	$770
Purchase obligations(1)	9,642	9,642	—	—	—
Debt obligations	788	788	—	—	—

Total obligations	$23,047	$12,965	$4,689	$4,623	$770

(1)	Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

●
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value. For the six months ended November 30, 2007 and 2006, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.5 million and $0.4 million, respectively. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

●
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from known customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. Changes in our allowances for doubtful accounts, sales returns and discounts resulted in an increase in our gross profit and operating income of approximately $0.5 million for the six months ended November 30, 2007 and 2006. At November 30, 2007 and May 31, 2007, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $1.6 million and $2.2 million, respectively. Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

●
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return. The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information. Changes in the recognition of these tax benefits did not significantly impact net income for the six months ended November 30, 2007 and 2006.

●
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results. Changes in these valuation allowances did not significantly impact net income for the six months ended November 30, 2007 and 2006. At November 30, 2007 and May 31, 2007, deferred tax asset valuation allowances were nil.

Click here to jump to Index

●
We recognize compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment. For the six months ended November 30, 2007 and 2006, we recognized compensation expense related to these awards of approximately $1.6 million and $1.8 million, respectively. At November 30, 2007, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $1.6 million.

●
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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates. Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure. We do not use financial instruments for trading purposes. We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at November 30, 2007. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

     Not Applicable.

Click here to jump to Index

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Credit Facility contains certain customary financial covenants that may limit our ability to pay dividends on our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on October 25, 2007 for the following purposes:

Proposal 1: Election of our Board of Directors.

	For	Withheld Authority
Eric Weider	156,630,398	2,666,653
George F. Lengvari	156,737,969	2,559,082
Bruce J. Wood	156,632,798	2,664,253
Ronald L. Corey	158,347,584	949,467
Roger H. Kimmel	156,737,669	2,559,382
Brian P. McDermott	158,347,584	949,467
H.F. Powell	158,252,587	1,044,464

Proposal 2: Approval of the Amendment to our 2004 Incentive Award Plan.

For	Against	Abstentions
151,946,195	5,029,331	266,290

ITEM 5.	OTHER INFORMATION

Not applicable.

Click here to jump to Index

ITEM 6.	EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1.	License Agreement dated as of September 19, 2007 between Mariz Gestao E Investimentos Limitada and Schiff Nutrition Group, Inc. (5)
10.2.	Employment and Change in Control Agreement dated as of June 1, 2007 between Schiff Nutrition Group, Inc. and Bruce J. Wood. (5)*
10.3.	Form of Amended and Restated Agreement between Schiff Nutrition Group, Inc. and certain of its executive officers. (5)*
10.4.	Amendment No. 1 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (6)*
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (7)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (7)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (8)

(1)	Previously field in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
(3)	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(4)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company’s Current Report on Form 8-K filed September 25, 2007 and incorporated herein by reference.
(6)	Previously filed in the Company’s Definitive Proxy Statement on Form14A filed on September 27, 2007 and incorporated herein by reference.
(7)	Filed herewith.
(8)	Furnished herewith.
*	Management contract.

Click here to jump to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCHIFF NUTRITION INTERNATIONAL, INC.

Date: January 11, 2008	By:	/s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: January 11, 2008	By:	/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Schiff Nutrition International, Inc.
Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (3 months)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (6 months)
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

-  General
-  Results of Operations (unaudited) (3 months)
-  Results of Operations (unaudited) (6 months)
-  Liquidity and Capital Resources
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

Exhibit 32.1- CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002