Form 10-Q
period 2008-02-29
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2008-04-04
CIK 1022368

Click here to jump directly to INDEX
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

                  Large Accelerated Filer ❑                                                                                                                     Accelerated Filer ❑

                  Non-Accelerated Filer ❑ (Do not check if a smaller reporting company)                                                                          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑   No ☑

As of April 2, 2008 the registrant had outstanding 11,756,534 shares of Class A common stock and 14,973,148 shares of Class B common stock.

Click here to jump directly to INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 29, 2008	May 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$35,012	$34,463
Available-for-sale securities	8,214	45,817
Receivables, net	18,100	17,732
Inventories	31,399	23,698
Prepaid expenses and other	2,056	2,151
Deferred taxes, net	1,767	1,992

Total current assets	96,548	125,853

Property and equipment, net	13,801	14,438

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	2,065	—
Deposits and other assets	16	105
Deferred taxes, net	1,823	337

Total other assets	8,250	4,788

Total assets	$118,599	$145,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,013	$7,962
Accrued expenses	10,244	10,542
Short-term debt	196	—
Dividends payable	1,051	—
Income taxes payable	1,354	2,480

Total current liabilities	21,858	20,984

Long-term liabilities:
Dividends payable	1,205	—
Other	528	—

Total long-term liabilities	1,733	—

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-11,756,534 and 11,664,284	117	116
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	87,723	92,640
Retained earnings	7,018	31,189

Total stockholders' equity	95,008	124,095

Total liabilities and stockholders' equity	$118,599	$145,079

See notes to condensed consolidated financial statements.

Click here to jump directly to INDEX

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	February 29, 2008	February 28, 2007

Net sales	$46,208	$44,999

Cost of goods sold	25,794	28,570

Gross profit	20,414	16,429

Operating expenses:
Selling and marketing	8,612	8,060
General and administrative	4,812	2,985
Research and development	847	995
Reimbursement of import costs	—	(96)

Total operating expenses	14,271	11,944

Income from operations	6,143	4,485

Other income (expense):
Interest income	460	760
Interest expense	(33)	(43)
Other, net	(3)	(1)

Total other income, net	424	716

Income before income taxes	6,567	5,201
Income tax expense	2,524	1,960

Net income	$4,043	$3,241

Weighted average shares outstanding:
Basic	26,661,495	26,549,132
Diluted	28,187,598	27,353,200

Net income per share:
Basic	$0.15	$0.12
Diluted	$0.14	$0.12

Comprehensive income	$4,043	$3,241

See notes to condensed consolidated financial statements.

Click here to jump directly to INDEX

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Nine Months Ended
	February 29, 2008	February 28, 2007

Net sales	$126,470	$129,468

Cost of goods sold	73,074	79,746

Gross profit	53,396	49,722

Operating expenses:
Selling and marketing	22,104	25,138
General and administrative	16,052	10,839
Research and development	3,149	2,675
Reimbursement of import costs	(31)	(394)

Total operating expenses	41,274	38,258

Income from operations	12,122	11,464

Other income (expense):
Interest income	1,718	2,261
Interest expense	(102)	(146)
Other, net	7	14

Total other income, net	1,623	2,129

Income before income taxes	13,745	13,593
Income tax expense	5,251	4,840

Net income	$8,494	$8,753

Weighted average shares outstanding:
Basic	26,622,088	26,524,365
Diluted	27,767,437	27,332,732

Net income per share:
Basic	$0.32	$0.33
Diluted	$0.31	$0.32

Comprehensive income	$8,494	$8,753

See notes to condensed consolidated financial statements.

Click here to jump directly to INDEX

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net income	$8,494	$8,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	—	(54)
Deferred taxes	(1,223)	(267)
Depreciation and amortization	2,648	2,474
Amortization of financing fees	12	35
Stock-based compensation	6,990	2,962
Excess tax benefit from equity instruments	(317)	(141)
Other	(1)	(13)
Changes in operating assets and liabilities:
Receivables	(368)	(422)
Inventories	(7,701)	(400)
Prepaid expenses and other	95	163
Deposits and other assets	77	(5)
Accounts payable	1,581	361
Other current liabilities	(756)	(1,369)
Other long-term liabilities	51	—

Net cash provided by operating activities	9,582	12,077

Cash flows from investing activities:
Purchase of property and equipment	(2,577)	(3,305)
Proceeds from sale of property and equipment	32	19
Purchase of available-for-sale securities	(34,264)	(28,053)
Proceeds from sale of available-for-sale securities	69,802	23,949
Collection of notes receivable	—	400

Net cash provided by (used in) investing activities	32,993	(6,990)

Cash flows from financing activities:
Proceeds from debt	1,350	1,996
Payments on debt	(1,154)	(1,706)
Proceeds from stock options exercised	237	282
Purchase and retirement of common stock	(120)	(170)
Excess tax benefit from equity instruments	317	141
Dividends paid	(42,661)	—

Net cash provided by (used in) financing activities	(42,031)	543

Effect of exchange rate changes on cash	5	1

Increase in cash and cash equivalents	549	5,631
Cash and cash equivalents, beginning of period	34,463	24,899

Cash and cash equivalents, end of period	$35,012	$30,530

See notes to condensed consolidated financial statements.

Click here to jump directly to INDEX

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

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record of Class A and Class B common stock at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, the Company had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options, and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $44,900, presuming 100% vesting of shares underlying equity awards; $22,440 for holders of Class A common stock, including $4,883 for Class A common stock underlying certain equity awards, and $22,460 for the holder of Class B common stock.  Approximately 55% of the stock options and restricted stock units had vested as of February 29, 2008.  To the extent these equity awards were unvested at February 29, 2008, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

In connection with the dividends paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options and certain restricted stock units, we recognized a non-cash compensation expense, and a corresponding increase in additional paid-in capital, of $621 and $4,235, respectively, during the three and nine month periods ended February 29, 2008.  Subject to future vesting of these equity awards, additional compensation expense, including approximately $621 during the fiscal 2008 fourth quarter, together with a corresponding increase in additional paid-in capital will subsequently be recognized.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Incentive Award Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”).  On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees.  Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements.  The Units will vest, if at all, based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008.  The performance criteria upon which the Units may vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital.  The grant date fair value of each Unit was $5.11.  We recognize compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  For the fiscal 2008 and 2007 third quarters, respectively, we recognized compensation expense of $812 and $742, and the related tax benefit of approximately $324 and $293.  For the nine months ended February 29, 2008 and February 28, 2007, respectively, we recognized compensation expense of $2,435 and $2,552, and the related tax benefit of approximately $961 and $995.  At February 29, 2008, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $812, which is expected to be recognized over a remaining weighted average period of approximately 0.25 years.

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

Click here to jump directly to INDEX

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS   – (continued)
(dollars in thousands, except share data)

Property and equipment additions included in accounts payable amounted to $532 and $648, respectively, for the nine months ended February 29, 2008 and February 28, 2007.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist primarily of auction rate securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which primarily occur every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value, which approximates unamortized cost, consist of the following:

	February 29, 2008	May 31, 2007

Federal, state and municipal debt securities	$7,084	$32,529
Corporate debt securities	1,798	9,038
Corporate equity securities	—	4,250
Other	1,397	—

Total	$10,279	$45,817

Despite the underlying long-term contractual maturity of ARS, there has generally been a ready liquid market for these securities based on the interest reset mechanism.  Historically, these securities were classified as current assets due to our intent and ability to sell these securities as necessary to meet current liquidity needs.  However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with certain of our remaining ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.  At February 29, 2008, total available-for-sale securities included $5,385 in ARS; $3,320 of which were liquidated or called by the issuer subsequent to February 29, 2008 and are included in current assets, and $2,065 of which experienced remarketing failures and are included in long-term assets.  The remaining ARS consist primarily of fully insured, AAA rated municipal or state agency issued securities. Contractual maturities of debt securities are as follows at February 29, 2008:

Less than one year	$2,494
One to five years	—
Over five years	6,388

Total	$8,882

In determining the fair value of our available-for-sale securites at February 29, 2008, we have taken into consideration fair values determined by the financial institutions, current credit rating of the debt securites, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  The amount of unrealized gains or losses for the first nine months of fiscal 2008 and 2007 was not significant.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	February 29, 2008	February 28, 2007

Trade accounts	$19,709	$19,467
Other	106	426

	19,815	19,893
Less allowances for doubtful accounts, sales returns and discounts	(1,715)	(2,161)

Total	$18,100	$17,732

Click here to jump directly to INDEX

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS   – (continued)
(dollars in thousands, except share data)

4.	INVENTORIES

Inventories consist of the following:
	February 29, 2008	May 31, 2007

Raw materials	$10,812	$8,960
Work in process	1,510	2,340
Finished goods	19,077	12,398

Total	$31,399	$23,698

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:
	February 29, 2008			May 31, 2007
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$2,090	$(2,090)	$—	$2,090	$(2,090)	$—

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.

The carrying amount of goodwill did not change during the first nine months of fiscal 2008 or during fiscal 2007.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	February 29, 2008	May 31, 2007

Accrued personnel related costs	$3,022	$3,495
Accrued promotional costs	5,207	4,642
Other	2,015	2,405

Total	$10,244	$10,542

7.	CAPITAL STRUCTURE

We have two classes of common stock outstanding.  Both classes of common stock generally have identical rights and privileges, with the exception of voting and conversion, or transfer rights.  Each holder of Class A or Class B common stock is entitled to share ratably in any dividends, liquidating distributions or consideration resulting from certain business combinations.  However, each holder of Class A common stock is entitled to one vote for each share held while each holder of Class B common stock is entitled to ten votes for each share held.  The holders of the Class A common stock and Class B common stock vote together as a single class.  Class A common stock cannot be converted into any other securities of the Company, while Class B common stock holders have the right to convert their shares into Class A common stock on a one-to-one basis.  In addition, generally, any shares of Class B common stock that are transferred will automatically convert into shares of Class A common stock on a one-to-one basis.

Click here to jump directly to INDEX

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS   – (continued)
(dollars in thousands, except share data)

8.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Income available to common shareholders (numerator):
Net income	$4,043	$3,241	$8,494	$8,753
Adjustments	—	—	—	—

Income on which basic and diluted earnings per share are calculated	$4,043	$3,241	$8,494	$8,753

Weighted-average number of common shares outstanding (denominator):
Basic	26,661,495	26,549,132	26,622,088	26,524,365
Add-incremental shares from restricted stock	6,523	51,551	2,467	47,504
Add-incremental shares from restricted stock units	830,117	—	464,114	—
Add-incremental shares from stock options	689,463	752,517	678,768	760,863

Diluted	28,187,598	27,353,200	27,767,437	27,332,732

Options to purchase 32,000 shares of Class A common stock at prices ranges from $6.00 to $7.05 per share were outstanding during the first nine months of fiscal 2008 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

9.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable.  Historically, we invested our excess cash in high-quality, liquid money market accounts, commercial paper, ARS and other variable rate debt and equity securities.  While the underlying securities generally have contractual maturities between 20 and 30 years, the interest rates on ARS typically reset at intervals between 7 to 35 days.  Despite the underlying long-term maturity of these securities, from the investor’s perspective, such securities were priced and subsequently trade as short-term investments because of the interest rate reset feature.  As a result, we generally had the ability to quickly liquidate these securities.

As a result of current negative liquidity and uncertainty in financial credit markets, we elected to liquidate our investments in ARS and other variable rate debt securities.  Proceeds from the sale of these available-for-sale securities were invested in money market accounts, certificates of deposit, United States Treasury Bills with maturities of three months or less, and high-quality commercial paper.  These investments, totaling approximately $33,727 at February 29, 2008, are included in cash and cash equivalents.  Generally, our cash and cash equivalents exceed Federal Deposit Insurance Corporation limits on insurable amounts; thus exposing us to certain credit risk.  We minimize our risk by investing in or through major financial institutions.  We have not experienced any realized losses on our cash equivalents and available-for-sale securities.

At February 29, 2008, we held approximately $10,279 in available-for-sale securities; consisting of approximately $5,385 in ARS, along with other variable rate debt securities and commercial paper.  Subsequent to February 29, 2008, $3,320 of these ARS were liquidated or called by the issuer.  The remaining $2,065 in ARS consist primarily of fully insured, AAA rated municipal or state agency issued securities. In determining the fair value of our available-for-sale securites at February 29, 2008, we have taken into consideration fair values determined by the financial institutions, current credit rating of the debt securites, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position. Although we believe the remaining ARS and variable rate debt securities will ultimately be liquidated at or near our cost basis, any substantial impairment in the value of these securities could adversely impact our results of operations and financial condition.

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and monitor collections from customers continuously.  We maintain an allowance for doubtful accounts which is based upon historical experience as well as specific customer collection issues.  Historically, bad debt expenses have not been significant and have been within expectations and allowances established.  However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  If the financial condition of one or more of our customers were to deteriorate, additional allowances may be required.

The combined net sales to our two largest customers are significant.  At February 29, 2008 and May 31, 2007, respectively, amounts due from Customer A represented approximately 40% and 40%, and amounts due from Customer B represented approximately 27% and 24%, of total trade accounts receivable.  For the first nine months of fiscal 2008 and 2007, respectively, Customer A accounted for approximately 37% and 35% and Customer B accounted for approximately 37% and 35% of total net sales.  Net sales of our Schiff® Move Free® brand accounted for approximately 48% and 49%, respectively, of total net sales for the first nine months of fiscal 2008 and 2007.

Click here to jump directly to INDEX

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS   – (continued)
(dollars in thousands, except share data)

10.	COMMITMENTS AND CONTINGENCIES

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

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements. We were required to apply the provisions of FIN No. 48 on June 1, 2007. The cumulative effect of adopting FIN No. 48 resulted in a decrease in retained earnings of approximately $88.  The total amount of unrecognized tax benefits at June 1, 2007 was $473, which includes unrecognized tax benefits of $88 that, if recognized, would favorably affect the effective tax rate.  The remaining unrecognized tax benefits relate to temporary items that would not affect the annual effective tax rate.  We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense.  As of June 1, 2007, we had approximately $29 for the payment of accrued interest recognized in our consolidated balance sheet.  We do not believe it is reasonably possible that we will have any significant increases or decreases to the liability for unrecognized tax benefits within the next twelve months.  We file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2003 and we are no longer subject to state and local income tax examinations for years prior to fiscal 2002.  The adoption of FIN No. 48 resulted in the reclassification of $38 in deferred taxes, $351 in income taxes payable and $88 in retained earnings, in aggregate to other long-term liabilities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The measurement and disclosure provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We have not yet determined whether we will elect to adopt the fair value provisions of SFAS No. 159.

Click here to jump directly to INDEX

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

During fiscal 2007 and continuing in fiscal 2008, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  The introduction of Move Free Advanced into substantially all of our significant retail accounts during the second half of fiscal 2006 was substantially completed in the fiscal 2007 second quarter.  In December 2007, we announced the fiscal 2008 third quarter introduction of smaller tablets for our existing Move Free items as well as the launch of a Move Free line extension.  Operating results for fiscal 2008, as compared to fiscal 2007, are impacted by the shifting of advertising support from the first half to the second half of fiscal 2008 in support of these Move Free marketing initiatives.  As a result, advertising expense for the first half of fiscal 2008 was significantly less than the amount recognized in the corresponding prior year period, and advertising expense for the fourth quarter of fiscal 2008 is expected to exceed the amount recognized in the corresponding period for fiscal 2007.  Also during fiscal 2007 and continuing in fiscal 2008, we are attempting to increase the distribution of our joint care products in international markets.  Subject to the impact of our Move Free Advanced marketing initiatives and competitive joint care product category pricing pressures, including private label, and the success of increasing distribution in international markets, we believe fiscal 2008 net sales will be relatively constant, as compared to fiscal 2007 net sales.  We believe the impact of incremental sales volume in fiscal 2008 for our existing business may primarily be offset by incremental price-discounting promotional activity.

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

Our operating results for fiscal 2008 were and will be impacted by the declaration of a special cash dividend in July 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As a result, we recognized a non-cash compensation expense, and a corresponding increase in additional paid-in capital, of approximately $0.6 million and $4.2 million, respectively, during the three and nine month periods ended February 29, 2008.  Subject to future vesting of these equity awards, additional compensation expense, including approximately $0.6 million during the fiscal 2008 fourth quarter, together with a corresponding increase in additional paid-in capital will subsequently be recognized.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Click here to jump directly to INDEX

Results of Operations (unaudited)
Three Months Ended February 29, 2008 Compared to Three Months
Ended February 28, 2007

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended (dollars in thousands):

	February 29, 2008		February 28, 2007

Net sales	$46,208	100.0%	$44,999	100.0%
Cost of goods sold	25,794	55.8	28,570	63.5

Gross profit	20,414	44.2	16,429	36.5
Operating expenses:
Selling and marketing	8,612	18.6	8,060	17.9
General and administrative	4,812	10.5	2,985	6.6
Research and development	847	1.8	995	2.2
Reimbursement of import costs	—	—	(96)	(0.2)

Total operating expenses	14,271	30.9	11,944	26.5

Income from operations	6,143	13.3	4,485	10.0
Other income, net	424	0.9	716	1.6
Income tax expense	(2,524)	(5.5)	(1,960)	(4.4)

Net income	$4,043	8.7%	$3,241	7.2%

Net Sales.  Net sales increased approximately 2.7% to $46.2 million for the fiscal 2008 third quarter, from $45.0 million for the fiscal 2007 third quarter.  Overall, the increase in net sales was primarily attributable to an increase in branded sales, substantially offset by a decrease in private label sales.

Aggregate branded net sales increased approximately 8.7% to $37.7 million for the fiscal 2008 third quarter, from $34.6 million for the fiscal 2007 third quarter.  The increase was primarily due to an increase in sales volume of approximately $3.6 million, or 7.4%, partially offset by an increase in aggregate branded sales promotional incentives classified as sales price reductions.  Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  The increase in branded sales volume was primarily attributable to promotional timing considerations and the introduction of new products.  Move Free net sales were $20.9 million and $22.2 million, respectively, for the fiscal 2008 and 2007 third quarters. The decrease primarily resulted from promotional timing considerations.

Private label sales decreased approximately 17.5% to $8.5 million for the fiscal 2008 third quarter, from $10.4 million for the fiscal 2007 third quarter, primarily due to a reduction in customer promotional activity.  Private label sales are expected to increase in the fiscal 2008 fourth quarter, compared to the fiscal 2007 fourth quarter, resulting from increased promotional activity and incremental business.

Gross Profit.  Gross profit increased approximately 24.3% to $20.4 million for the fiscal 2008 third quarter, from $16.4 million for the fiscal 2007 third quarter.  Gross profit, as a percentage of net sales, increased to 44.2% for the fiscal 2008 third quarter, from 36.5% for the fiscal 2007 third quarter.  The increase primarily resulted from an approximate $2.7 million decrease in joint care product raw material costs and a lower mix of lower-margin private label sales.

Operating Expenses.  Operating expenses increased approximately 19.5% to $14.3 million for the fiscal 2008 third quarter, from $11.9 million for the fiscal 2007 third quarter.  Operating expenses, as a percentage of net sales, were 30.9% and 26.5%, respectively, for the fiscal 2008 and 2007 third quarters.  The increase in operating expenses resulted primarily from a significant increase in general and administrative expenses, together with a moderate increase in selling and marketing expenses.  In addition, the fiscal 2007 third quarter includes approximately $0.1 million in reimbursement from certain suppliers of previously recognized import costs.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased moderately to approximately $8.6 million for the fiscal 2008 third quarter, from $8.1 million for the fiscal 2007 third quarter, primarily due to an increase in promotional and other variable selling expenses resulting from an increase in branded sales.

Click here to jump directly to INDEX

General and administrative expenses increased to approximately $4.8 million for the fiscal 2008 third quarter, from approximately $3.0 million for the fiscal 2007 third quarter.  The fiscal 2007 third quarter includes litigation related settlements resulting in the reversal of approximately $0.6 million in contingent liabilities, and the recognition of approximately $0.6 million in reimbursement of certain previously paid insurance premiums.  The fiscal 2008 third quarter includes the recognition of approximately $0.5 million in incremental compensation expense for the special dividend.  The special dividend compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units.  Subject to future vesting of these equity awards, additional compensation expense of approximately $0.5 million will be recognized in the fiscal 2008 fourth quarter.

Research and development costs decreased to approximately $0.8 million for the fiscal 2008 third quarter, from $1.0 million for the fiscal 2007 third quarter, primarily due to the timing of clinical research related to new product activity.

Other Income/Expense.  Other income, net, was $0.4 million for the fiscal 2008 third quarter, compared to $0.7 million for the fiscal 2007 third quarter.  The decrease was primarily due to a reduction in interest income resulting from a decrease in cash and available-for-sale securities reflecting the impact of the special dividend, which was funded from cash and liquidation of available-for-sale securities. Interest income in future quarters will reflect lower yields on investments due to our decision to invest in lower-risk securities.

Provision for Income Taxes.  Provision for income taxes was $2.5 million for the fiscal 2008 third quarter, compared to $2.0 million for the fiscal 2007 third quarter.  The increase resulted from an increase in pre-tax income and a moderate increase in our effective tax rate primarily due to an increase in certain non-deductible officer compensation resulting from the special dividend and a decrease in tax-exempt interest income.  The fiscal 2008 third quarter tax rate was 38.4%, compared to the fiscal 2007 third quarter tax rate of 37.7%.

Results of Operations (unaudited)
Nine Months Ended February 29, 2008 Compared to Nine Months
Ended February 28, 2007

The following tables show comparative results for selected items as reported and as a percentage of net sales for the nine months ended (dollars in thousands):

	February 29, 2008		February 28, 2007

Net sales	$126,470	100.0%	$129,468	100.0%
Cost of goods sold	73,074	57.8	79,746	61.6

Gross profit	53,396	42.2	49,722	38.4
Operating expenses:
Selling and marketing	22,104	17.4	25,138	19.4
General and administrative	16,052	12.7	10,839	8.4
Research and development	3,149	2.5	2,675	2.0
Reimbursement of import costs	(31)	—	(394)	(0.3)

Total operating expenses	41,274	32.6	38,258	29.5

Income from operations	12,122	9.6	11,464	8.9
Other income, net	1,623	1.3	2,129	1.6
Income tax expense	(5,251)	(4.2)	(4,840)	(3.7)

Net income	$8,494	6.7%	$8,753	6.8%

Net Sales.  Net sales decreased approximately 2.3% to $126.5 million for the nine months ended February 29, 2008, from $129.5 million for the nine months ended February 28, 2007, primarily due to a decrease in private label net sales.

Aggregate branded net sales remained relatively constant at $102.1 million and $101.4 million, respectively, for the nine months ended February 29, 2008 and February 28, 2007.  An approximate $4.9 million, or 3.6% increase in sales volume, and an approximate $1.0 million reduction in estimated sales returns, were substantially offset by an approximate $5.2 million increase in promotional incentives classified as sales price reductions.  Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  Move Free net sales were $60.6 million and $63.8 million, respectively, for the nine months ended February 29, 2008 and February 28, 2007. The decrease primarily resulted from incremental promotional activity due to competitive joint care product category pricing pressures.

Private label sales decreased approximately 13.3% to $24.4 million for the nine months ended February 29, 2008, from $28.1 million for the nine months ended February 28, 2007, primarily due to a reduction in customer promotional activity.  Private label sales are expected to increase in the fiscal 2008 fourth quarter resulting from increased promotional activity and incremental business.

Click here to jump directly to INDEX

Gross Profit.  Gross profit increased approximately 7.4% to $53.4 million for the nine months ended February 29, 2008, from $49.7 million for the nine months ended February 28, 2007.  Gross profit, as a percentage of net sales, increased to 42.2% for the nine months ended February 29, 2008, from 38.4% for the nine months ended February 28, 2007, primarily due to an approximate $7.3 million decrease in joint care product raw material costs, an approximate $0.9 million decrease in sales returns and a lower mix of lower-margin private label sales, partially offset by an approximate $5.2 million increase in promotional incentives.

Operating Expenses.  Operating expenses increased approximately 7.9% to $41.3 million for the nine months ended February 29, 2008, from $38.3 million for the nine months ended February 28, 2007.  Operating expenses, as a percentage of net sales, were 32.6% and 29.5%, respectively, for the nine months ended February 29, 2008 and February 28, 2007.  The increase in operating expenses resulted primarily from a substantial increase in general and administrative expenses and a moderate increase in research and development costs, substantially offset by a decrease in selling and marketing expenses.  In addition, the nine months ended February 28, 2007 includes approximately $0.4 million in reimbursement from certain suppliers of previously recognized import costs.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $22.1 million for the nine months ended February 29, 2008, from $25.1 million for the nine months ended February 28, 2007, primarily due to a $3.4 million reduction in advertising costs.  The decrease in advertising costs primarily results from a decision to shift certain television advertising to the latter part of fiscal 2008 to coincide with the introduction of the Move Free smaller tablet and a line extension.  Advertising expense for the fourth quarter of fiscal 2008 is expected to exceed the amount recognized in the corresponding prior year period.

General and administrative expenses increased to approximately $16.1 million for the nine months ended February 29, 2008, from approximately $10.8 million for the nine months ended February 28, 2007, primarily due to the fiscal 2008 recognition of approximately $3.9 million in incremental compensation expense for the special dividend, together with the favorable impact of certain unusual items in the comparable prior year period.  The special dividend compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units.  Unusual items recognized during the nine months ended February 28, 2007 include litigation related settlements resulting in the reversal of approximately $0.6 million in contingent liabilities and the recognition of approximately $1.0 million in reimbursements of certain previously paid insurance premiums.

Research and development costs increased to approximately $3.1 million for the nine months ended February 29, 2008, from $2.7 million for the nine months ended February 28, 2007, primarily due to an increase in personnel related costs, expenses associated with product research, and product testing related to the registration of products in international markets.

Other Income/Expense.  Other income, net, was $1.6 million for the nine months ended February 29, 2008, compared to $2.1 million for the nine months ended February 28, 2007.  The decrease was primarily due to a reduction in interest income resulting from a decrease in cash and available-for-sale securities reflecting the impact of the special dividend, which was funded from cash and liquidation of available-for-sale securities. Interest income in future quarters will reflect lower yields on investments due to our decision to invest in lower-risk securities.

Provision for Income Taxes.  Provision for income taxes was $5.3 million for the nine months ended February 29, 2008, compared to $4.8 million for the nine months ended February 28, 2007.  The effective tax rate was 38.2% and 35.6%, respectively, for the nine months ended February 29, 2008 and February 28, 2007.  The increase in our effective tax rate was primarily due to an increase in certain non-deductible officer compensation resulting from the special dividend and a decrease in tax-exempt interest income.

Liquidity and Capital Resources

Working capital decreased approximately $30.2 million to $74.7 million at February 29, 2008, from $104.9 million at May 31, 2007, primarily due to a decrease of approximately $37.1 million in cash and available-for-sale securities due to the fiscal 2008 first quarter payment or accrual of the special dividend.  Inventories increased approximately $7.7 million, which reflects an increase in finished goods for anticipated shipments of new products, including private label, as well as a decision to build up quantities of certain other inventory components.  Current liabilities increased approximately $0.9 million primarily due to an increase in accounts payable, resulting from increased inventories, and dividends payable on non-vested stock options and restricted stock units, substantially offset by a decrease in income taxes payable.

Click here to jump directly to INDEX

As a result of current negative liquidity and uncertainty in financial credit markets, we elected to liquidate our investments in ARS and other variable rate debt securities.  Proceeds from the sale of these available-for-sale securities were invested in money market accounts, certificates of deposits, United States Treasury Bills with maturities of three months or less, and high-quality commercial paper, all of which are reflected in cash and cash equivalents.  At February 29, 2008, we held approximately $10.3 million in available-for-sale securities; consisting of approximately $5.4 million in ARS, other variable rate debt securities and commercial paper.  Subsequent to February 29, 2008, we liquidated $3.3 million of ARS.  The remaining $2.1 million in ARS consist primarily of fully insured, AAA rated municipal or state agency issued securities.  Although we have experienced at least one failed auction with each of our remaining ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer; we believe we will be able to successfully liquidate these investments in a reasonable period of time.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our current liquidity needs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc.  (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent.  In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG.  If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets.  In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory.  Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate.  The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  At February 29, 2008, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record of Class A and Class B common stock at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, the Company had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options, and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $44.9 million, presuming 100% vesting of shares underlying equity awards; $22.4 million for holders of Class A common stock, including $4.9 million for Class A common stock underlying certain other equity awards, and $22.5 million for the holder of Class B common stock.  Approximately 55% of the stock options and restricted stock units had vested as of February 29, 2008.  To the extent these equity awards were unvested at February 29, 2008, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

The special dividend was funded from cash and liquidation of available-for-sale securities.  Approximately $42.6 million of the distribution occurred in August 2007, and the remaining amount has been or will be distributed, if at all, upon vesting of the stock options and upon issuance of the shares underlying restricted stock units.

We believe that our cash and cash equivalents, cash flows from operations and the financing sources discussed above will be sufficient to meet our normal cash operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, product rights and other investments that are compatible with or complimentary to our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund acquisitions or investments.  In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt.  If a material acquisition, divestiture or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

Click here to jump directly to INDEX

A summary of our outstanding contractual obligations at February 29, 2008 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$11,984	$2,491	$4,678	$4,622	$193
Purchase obligations(1)	6,252	6,252	—	—	—
Debt obligations	197	197	—	—	—

Total obligations	$18,433	$8,940	$4,678	$4,622	$193

(1)	Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the nine months ended February 29, 2008 and February 28, 2007, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.8 million and $0.9 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in an increase in our gross profit and operating income of approximately $0.4 million and $0.7 million, respectively, for the nine months ended February 29, 2008 and February 28, 2007.  At February 29, 2008 and May 31, 2007, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $1.7 million and $2.2 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the nine months ended February 29, 2008 and February 28, 2007.

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  Changes in these valuation allowances did not significantly impact net income for the nine months ended February 29, 2008 and February 28, 2007.  At February 29, 2008 and May 31, 2007, deferred tax asset valuation allowances were nil.

•
We recognize compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the nine months ended February 29, 2008 and February 28, 2007, we recognized compensation expense related to these awards of approximately $2.5 million and $2.6 million, respectively.  At February 29, 2008, total unrecognized compensation expense, based on our assessment of the probability that the performance criteria will be achieved, was approximately $0.8 million.

Click here to jump directly to INDEX

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at February 29, 2008.  Interest income earned on our short-term investments is impacted by changes in interest rate.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Click here to jump directly to INDEX

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 10 to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Credit Facility contains certain customary financial covenants that may limit our ability to pay dividends on our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1.	Form of Indemnification Agreement (5)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (6)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (6)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (7)

1.	Previously field in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
2.	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
3.	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
4.	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
5.	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
6.	Filed herewith.
7.	Furnished herewith.

Click here to jump directly to INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: April 3, 2008	By:	/s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: April 3, 2008	By:	/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Click here to jump directly to INDEX

Schiff Nutrition International, Inc.
Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (3 months)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (9 months)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND OTHER MATTERS
2.	AVAILABLE-FOR-SALE SECURITIES
3.	RECEIVABLES, NET
4.	INVENTORIES
5.	GOODWILL AND INTANGIBLE ASSETS, NET
6.	ACCRUED EXPENSES
7.	CAPITAL STRUCTURE
8.	EARNINGS PER SHARE
9.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS
10.	COMMITMENTS AND CONTINGENCIES
11.	RECENTLY ISSUED ACCOUNTING STANDARDS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-	General
-	Results of Operations (unaudited) (3 months)
-	Results of Operations (unaudited) (9 months)
-	Liquidity and Capital Resources
-	Critical Accounting Policies and Estimates
-	Impact of Inflation
-	Seasonality

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES
ITEM 4T.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act