Form 10-K
period 2008-05-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2008-08-21
CIK 1022368

Click here (to quickly navigate through this document)
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ❑                                                                                                   Accelerated filer ❑
Non-accelerated filer ❑ (Do not check if a smaller reporting company)                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ❑ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $62,553,411 as of November 30, 2007, the last day of the registrant's second fiscal quarter, based upon the closing price on the New York Stock Exchange of $5.60 for shares of the registrant’s Class A common stock on that date.

As of August 18, 2008 the registrant had outstanding 12,250,896 shares of Class A common stock and 14,973,148 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended May 31, 2008, are incorporated by reference into Part III hereof.

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

SCHIFF NUTRITION INTERNATIONAL, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
  SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
  SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
  SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
  SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SIGNIFICANT ACCOUNTING POLICIES
2.	DIVESTITURES
3.	AVAILABLE-FOR-SALE SECURITIES
4.	RECEIVABLES, NET
5.	INVENTORIES
6.	PROPERTY AND EQUIPMENT, NET
7.	GOODWILL AND INTANGIBLE ASSETS, NET
8.	ACCRUED EXPENSES
9.	INCOME TAXES
10.	CASH DIVIDEND
11.	OTHER ACCUMULATED COMPREHENSIVE INCOME
12.	EARNINGS PER SHARE
13.	STOCK-BASED COMPENSATION PLANS
14.	COMMITMENTS AND CONTINGENCIES
15.	RELATED PARTY TRANSACTIONS
16.	QUARTERLY RESULTS (UNAUDITED)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS

EXHIBIT – 21.1	SUBSIDIARIES OF SCHIFF NUTRITION INTERNATIONAL, INC.

EXHIBIT – 23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EXHIBIT – 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

EXHIBIT – 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

EXHIBIT – 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Click here (to quickly navigate through this document)

PART I

Note on Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K, including statements under the captions “Business,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements. While we believe these assumptions, expectations, estimates and projections are reasonable, such statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially. The fact that some of the risks may be the same or similar to past reports we have filed with the Securities and Exchange Commission (“SEC”) means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law. Important factors that may cause these forward-looking statements to be false or materially different from our current expectations include, but are not limited to, the factors discussed in Items 1, 1A, 3, 7 and 7A of this Annual Report. Industry data used throughout this report was obtained from industry publications and internal company estimates. While we believe such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

You should carefully consider the risks described in this Annual Report on Form 10-K, including those set forth in “Item 1A - Risk Factors” below. Any of these risks could have a material adverse effect on our results of operations and financial condition.

ITEM 1.      BUSINESS

General

Schiff Nutrition International, Inc. (“we,” “us,” or “our”) develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff®, Move Free® and Tiger’s Milk®, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

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

Industry Overview

According to the “Nutrition Business Journal,” the market for vitamins, minerals and supplements in the United States was estimated to be approximately $23.7 billion in 2007. We believe that the market has reached its present size due to a number of factors, including:

●
increased awareness of the health benefits of dietary supplements, especially as reports and medical research indicating a correlation between consumption of specific nutrients and better health continue to heighten public knowledge of the benefits of dietary supplements for health;

●
a growing population of older Americans, with increased levels of education and discretionary income, who are more likely to consume dietary supplements and nutritional products, with an increasing interest in more proactively managing one’s own health needs;

●	successful new product introductions in part due to new scientific findings; and

Click here (to quickly navigate through this document)

●
a trend towards preventative measures and healthy living due, in part, to increasing health care costs, dissatisfaction with existing health care systems, and increasing acceptance of alternative/preventative care.

In recent years, nutritional supplement companies, analysts, publications and other industry sources have referenced a slower growth rate in the nutritional supplement industry. We believe that the slower growth rate is due in part to, among other factors, increased competition, including intense private label expansion and increasing competition from pharmaceutical and food companies, the general economic slowdown in the U.S., the lack of industry-wide “blockbuster” products, negative publicity regarding certain nutritional supplement ingredients and companies, and the general maturing of the industry.

Although specific data from the fragmented international markets is not readily available, we believe similar demographics, events and other trends affect the nutritional supplement market internationally.

Brands, Products and Distribution

We market a broad line of specialty supplements, vitamins and minerals under the Schiff brand, which has been available to consumers for over 70 years. The Schiff brand emphasizes high quality and natural ingredients, primarily consisting of tablet, capsule and softgel product forms.

Our Schiff brand specialty supplements are designed to provide consumers with targeted support for their wellness efforts. Our specialty supplements include joint care products marketed under the Schiff brand, including our Move Free and Glucosamine products. Our Move Free product is one of the leading joint care products in the mass market channel. Move Free net sales were $82.6 million, $83.8 million and $86.2 million, respectively, for fiscal 2008, 2007 and 2006 and represented approximately 47%, 48% and 48%, respectively, of total net sales for fiscal 2008, 2007 and 2006. Our concentration in this brand and the joint care category is significant. We cannot assure you that Move Free or other of our products currently experiencing strong popularity and growth will maintain sales levels over time. A significant decrease in Move Free or joint care category sales would have a material adverse effect on our results of operations and financial condition. Other specialty supplement products include:

●	specialty formulas for men and women, such as Prostate Health and Folic Acid;

●	other specialty formulas, such as Melatonin Plus, Niacin, Lutein and Sam-e Plus; and

●	omega-3 products, such as Fish Oil and MegaRed®.

Our Schiff brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to healthy diet and exercise. Schiff brand vitamin products include:

●	multivitamins, such as Single Day;

●	individual vitamins, such as Vitamin B, Vitamin C and Vitamin D; and

●	minerals, such as Calcium and Iron.

The Schiff brand is marketed primarily in the mass market retail channel, with additional limited distribution in health food stores. Our products are sold domestically in leading retail outlets in all 50 states. Our mass market customers include:

●	warehouse clubs, such as Costco, Sam’s Club and BJ’s;

●	mass merchandisers, such as Wal-Mart and Target;

●	drug stores, such as Walgreens, CVS, Rite Aid and Longs; and

●	supermarkets, such as Fred Meyer, Giant, Kroger, Publix, Safeway, Stop & Shop, H-E-B and Raley’s.

We also manufacture and distribute private label products for certain retail customers where we sell our branded products. Private label products are sold to key retailers for distribution under their store brand names. Private label products include specialty supplements, vitamins and minerals, such as joint care products, Vitamin B, Calcium, Vitamin E and Fish Oil. We service the health food market primarily through sales to leading health food retailers and distributors.

Click here (to quickly navigate through this document)

Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 74%, 69% and 70%, respectively, of total net sales for fiscal 2008, 2007 and 2006. Our concentration in these customers is significant. Retail customers in our industry generally do not enter into long-term supply contracts with their suppliers, particularly for branded products. Consequently, we do not have supply contracts with either Costco or Wal-Mart and therefore cannot assure you that either Costco or Wal-Mart will continue to be significant customers in the future. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, would have a material adverse effect on our results of operations and financial condition.

We also export certain Schiff products, particularly in the joint care category, to various international markets. In certain countries where we have an existing relationship with a retailer, such as Costco, we sell our products directly to the retailer. We sell to independent distributors in countries where we do not have direct relationships with retailers. See Note 1 of the Notes to Consolidated Financial Statements for domestic and international net sales amounts. See “Item 1 – Business – Government Regulation” and “Item 1A – Risk Factors” for additional information relating to our export business.

We also market a line of nutrition bar products under the Tiger’s Milk and Fi-Bar® brands. The Tiger’s Milk product line includes several nutrition bars that supply protein, vitamins and other essential nutrients with fewer calories than a traditional candy bar. The Fi-Bar product line is comprised of snack bars that are free of hydrogenated oils and trans fat, made with wholesome ingredients such as grains, oats, nuts and fruit, and coated with white, semi-sweet or milk chocolate. The Tiger’s Milk and Fi-Bar brands are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars and are sold primarily through warehouse clubs, mass market retailers and convenience stores, with additional limited distribution in health food stores.

We believe our business, which consists of the aggregation of the foregoing product-based operating segments, represents our only reportable segment.  See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation,” and the notes to our consolidated financial statements in this Annual Report, for more information concerning reportable segments and the geographic areas and channels in which we conduct our business.

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

We market our products using a mix of trade and consumer promotions; television, internet, newspaper and print media advertising; and consumer education efforts. Our advertising and marketing expenditures, excluding sales incentives reflected as reductions in net sales or increases in cost of goods sold, were approximately $18.0 million, $19.4 million and $18.3 million, respectively, for fiscal 2008, 2007 and 2006. Classification of promotional costs as a sales reduction or increase in cost of goods sold is required when the promotion effectively represents a price reduction.

During fiscal 2008, we maintained our focus on brand building support for our core brands, particularly relating to our Schiff Move Free brand and other joint care products. We continued to employ television, internet, magazine and other media in fiscal 2008, along with several targeted direct mail, public relations and sampling campaigns. During fiscal 2008, our advertisements appeared in various magazines and other publications.

Another key component of our marketing strategy is to educate consumers about innovative, safe and beneficial nutritional supplement products. We participate in consumer education at conferences and trade and consumer shows. Our web sites, including www.schiffvitamins.com and www.movefreeadvanced.com, also provide additional educational information to consumers and customers.

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

We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits. To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy and safety studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns. For research and development initiatives, we conduct research and development in our own facility and with third parties. Product research and development expenses were approximately $4.2 million, $3.7 million and $2.9 million, respectively, for fiscal 2008, 2007 and 2006.

Click here (to quickly navigate through this document)

Manufacturing and Product Quality

We manufacture the majority of our products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which includes our main distribution center and primary administrative offices and also contains our nutrition bar manufacturing operations. Our Salt Lake City capsule and tablet facility is designed and operated to meet United States Pharmacopeia (“USP”) compliance standards. We participate in the USP Dietary Supplement Verification Program, pursuant to which our manufacturing facility has been certified as being compliant with good manufacturing practices (“GMPs”) promulgated by USP. We are also registered with NSF International (“NSF”) as being certified compliant with NSF GMPs as set forth in NSF/ANSI Standard 173-2003, Dietary Supplements, Section 8.

Our manufacturing process generally consists of the following operations: (i) sourcing ingredients for products, (ii) testing and warehousing raw ingredients, (iii) measuring ingredients for inclusion in such products, (iv) granulating, blending and grinding ingredients into a mixture with a homogeneous consistency, (v) encapsulating, tableting, pouring, pouching, bagging or boxing the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment, and (vi) testing finished products prior to distribution.

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

We maintain and operate a Manufacturing Resource Planning (“MRP”) system that is integrated with distribution, warehousing and quality control, which provides real-time lot and quality tracking of raw materials, work in progress and finished goods. We manufactured over 95% of our branded products in fiscal 2008, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability, while also reducing production costs. We also have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers, and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may occasionally exist, do not have a material impact on delivery time to the customer.

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

We have a long-term supply and license agreement with a third-party supplier for a key ingredient used in our Move Free Advanced product. While we have a contract in place providing for the continuing supply of this ingredient, we cannot assure you that the supplier will continue to supply this ingredient in the quantities or on the terms we require, or at all. See “Item 1 – Business – Intellectual Property.”

Competition

The market for the sale of nutritional supplements is highly fragmented and competitive. We believe that competition is based principally upon price, quality and efficacy of products, customer service, brand name and marketing support, and new products.

Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Private label products of our customers, which in recent years have significantly increased in certain nutrition categories (including the joint care category), compete directly with our products. In several product categories, private label items have become the market share leaders. Increased competition from such companies and from private label pressures, particularly relating to the joint care category, could have a material adverse effect on our results of operations and financial condition.

Click here (to quickly navigate through this document)

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

DSHEA permits statements of “nutritional support” for dietary supplements that may describe how particular dietary ingredients affect the structure, function or general well-being of the body or describe the mechanism of action by which dietary ingredients affect the foregoing. These statements of nutritional support, or “structure/function claims,” may not make a health claim or disease claim, meaning that a statement may not claim to diagnose, treat, prevent, cure or mitigate an illness or disease unless the claim was authorized by the FDA. A structure/function claim in advertising or on a product label must have substantiation that the claim is truthful and not misleading, and have a disclaimer that the statement has not been evaluated by the FDA and that the product is not intended to diagnose, treat, cure or prevent any disease. We cannot assure you that a regulatory agency, court or other third party will not deem one or more of our product claims or labels to be impermissible and take adverse action against us.

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

In June 2007, the FDA published final GMPs specifically for the dietary supplement industry. The effective compliance date for companies like ours with fewer than 500 employees is June 22, 2009. These GMPs are more detailed than the GMPs currently applicable to us and may result in increased expenses, changes to our processes or products and/or implementation of additional recordkeeping and administrative procedures. Among other things, these GMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a "scientifically valid system" for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures, and (d) require extensive recordkeeping. We are reviewing our manufacturing processes and procedures, and taking steps to pursue compliance. We do not currently expect the incremental cost of compliance efforts to be material. While we believe we will be in compliance on or before the compliance date applicable to our company, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times. Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

In December 2006, Congress passed legislation requiring companies that manufacture or distribute over-the-counter products (“OTC”) or dietary supplements to report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping procedures for all alleged adverse events (serious and non-serious). The legislation requires manufacturers and distributors of OTCs or dietary supplements to report to the FDA any serious adverse event reports received, even if the party making the report provides no medical or other information to the manufacturer or distributor. There is a risk that consumers, the press or government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to consumer confusion, additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things. Any of the foregoing could have a material adverse effect on our results of operations and financial condition.

Click here (to quickly navigate through this document)

Although most of our products are classified as dietary supplements, some of our products are conventional foods, which are also subject to the Nutrition Labeling and Education Act of 1990 (“NLEA”). The NLEA also prohibits health claims being made for a food without prior FDA approval and establishes requirements for ingredient and nutrition labeling.

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

The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD also has its own advertising monitoring program, and initiates its own challenges to advertising that it has reviewed. The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating FTC rules, regulations or guidance to the FTC for further action. We cannot assure you that the NAD will not deem one or more of our advertising claims to be impermissible.

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

We may be subject to additional laws or regulations by the FDA or other federal, state, county, local or foreign regulatory authorities, the repeal of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations, legal proceedings or administrative orders, when and if promulgated or initiated, would have on our business in the future. Such changes could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping requirements, expanded documentation of the properties of certain products, new or different labeling, additional scientific substantiation, additional personnel, or new or additional processes, procedures or requirements. Any or all of such changes or requirements and the related costs to comply with such changes or requirements could have a material adverse affect on our results of operations and financial condition.

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

Click here (to quickly navigate through this document)

We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.

Our Move Free Advanced product contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long-term supply and license agreement. The term of the agreement extends through May 2009, with automatic one-year extensions unless terminated by us or by the supplier upon our breach of the agreement and failure to cure the breach within a prescribed time period. Our supplier has patents and patents pending relating to the key ingredient, and has granted us exclusive rights to market and sell the ingredient for joint care purposes in certain territories and classes of trade. However, our supplier is currently in litigation with third parties alleging patent infringement in connection with the sale of the key ingredient by third parties in products similar to our Move Free Advanced product. We cannot assure you that our supplier will prevail in such litigation or be successful in preventing third parties from selling the key ingredient in their competing products. This could have a material adverse effect on our results of operations and financial condition.

Employees

At May 31, 2008, we employed approximately 431 persons, of whom approximately 190 were in management, sales, purchasing, logistics and administration and approximately 241 were in manufacturing operations. In addition, we utilize temporary employees in some of our manufacturing operations. We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

ITEM 1A.          RISK FACTORS

A significant portion of our total net sales are dependent upon our Move Free product and the joint care category, and a significant decrease in sales of these products would have a material adverse effect on our results of operations and financial condition. Certain products and product lines (particularly in the joint care category) account for a significant amount of our total net sales. Net sales of our Schiff Move Free brand were approximately 47%, 48% and 48%, respectively, of total net sales for fiscal 2008, 2007 and 2006. We cannot assure you that Move Free or other of our products currently experiencing strong popularity and growth will maintain sales or margin levels over time. A significant decrease in Move Free or joint care category sales would have a material adverse effect on our results of operations and financial condition.

Two of our customers account for a substantial portion of our net sales, and the loss of one or both of these customers would have a material adverse effect on our results of operations and financial condition. Our largest customers are Costco and Wal-Mart. Combined, these two customers accounted for approximately 74%, 69% and 70%, respectively, of total net sales for fiscal 2008, 2007 and 2006. Our concentration in these customers has generally increased in recent years. We do not have supply contracts with either Costco or Wal-Mart and therefore cannot assure you that either Costco or Wal-Mart will continue to be significant customers in the future. The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, would have a material adverse effect on our results of operations and financial condition.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our results of operations and financial condition. We believe sales of our products are highly dependent on consumer perception of the safety, quality and efficacy of our products as well as similar or other nutritional supplement products distributed and sold by other companies. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention, and other publicity regarding our products and other nutritional supplements, including publicity regarding the legality or quality of particular ingredients or products or the nutritional supplement market in general. From time to time, there is unfavorable publicity, scientific research, litigation, regulatory proceedings and other media attention regarding our industry. There has recently been unfavorable publicity regarding items imported from China, where we source a large amount of our raw materials. There can be no assurance that future publicity, scientific research or findings, litigation, regulatory proceedings, or media attention will be favorable to the nutritional supplement market or any particular product or ingredient, or consistent with earlier favorable publicity, research, findings, litigation, proceedings or media attention. Adverse publicity, media attention, research, findings, litigation, proceedings or other reports, whether or not accurate, could have a material adverse effect on our results of operations and financial condition and may lead to increased scrutiny of our operations by federal, state or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. In addition, adverse publicity, reports or other media attention regarding the safety, quality, or efficacy of our products or ingredients or nutritional supplement products or ingredients in general, or associating the consumption of our products or ingredients or nutritional supplement products or ingredients in general with illness or other adverse effects, whether or not scientifically supported or accurate, could have a material adverse effect on our results of operations and financial condition.

We operate in a highly competitive industry, in which increased competition and pricing pressures could have a material adverse effect on our results of operations and financial condition. The market for the sale of nutritional supplements is highly competitive. Many of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Additional national or international companies may enter or increase their presence (through acquisition or organic growth) in our industry. Private label products of our customers, the number of which in recent years has significantly increased in certain nutrition categories (including joint care), also create significant pricing pressure and competition with our products. Because nutritional supplements can be purchased in various channels of distribution, we also compete with products sold outside of the mass market retail channel, including health food stores, direct sales, direct mail and internet distribution channels. Increased competition from competitors, including expansion of private label products, or increased pricing pressure, could have a material adverse effect on our results of operations and financial condition.

Click here (to quickly navigate through this document)

Among other factors, competition among manufacturers, distributors and retailers of nutritional supplements is based upon price. Because of the high degree of price competition, we generally have not been able to pass on increases in raw material prices to our customers. If one or more of our competitors significantly reduce their prices in order to gain market share (particularly relating to the joint care category), or if raw material prices increase and we are unable to pass along the increased cost to our customers (particularly relating to the joint care category), our results of operations and financial condition could be materially adversely affected.

Increases in prices of raw materials could adversely affect our results of operations and financial condition. Raw materials account for a significant portion of our manufacturing costs. We have encountered material fluctuations in the pricing of key raw materials in the past, particularly relating to joint care category products. During fiscal 2005 and continuing into fiscal 2006, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category. During fiscal 2005 and early fiscal 2006, as a result of the raw material pricing volatility and the inability to secure acceptable price increases from customers, we discontinued certain private label (contract manufacturing) business. During fiscal 2006 and continuing into fiscal 2007, raw material pricing in the joint care category decreased and appeared to be relatively stable. However, beginning in late fiscal 2008 and continuing into fiscal 2009, the prices of raw materials (particularly those sourced from China, including many joint care category ingredients) have increased and may continue to increase significantly. Historically, we generally have not been able to pass along raw material price increases, and may not be able to do so in the future. Significant increases in raw material prices, particularly relating to the joint care category, could have a material adverse effect on our results of operations and financial condition.

We are dependent on third-party suppliers. We acquire all of our raw materials for the manufacture of our products from third parties. A considerable portion of our raw materials relates to our joint care category, which accounts for a significant amount of our total net sales. We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay or that meet our quality standards and labeling requirements.  This could cause product shortages and back orders, damaging our reputation and resulting in a loss of net sales and profitability.

We typically do not enter into long-term contracts with our suppliers. However, we have a long-term supply and license agreement with a third-party supplier for a key ingredient used in our Move Free Advanced product. While the contract provides for the continuing supply of this ingredient, we cannot assure you that the supplier will continue to supply this ingredient in the quantities or on the terms we require, or at all. See “Item 1 – Business – Intellectual Property” and “Item 1A – Risk Factors – Risks Associated with Intellectual Property Rights and Proprietary Techniques.”  In addition, from time to time, we enter into forward purchase commitments regarding certain raw materials, primarily relating to the joint care category. We cannot assure you that the suppliers will supply the raw materials in accordance with the terms of the forward purchase commitments, or at all. For certain ingredients, we do not have alternate suppliers.  Any significant failure to supply or changes in the material terms of supply by the Move Free Advanced key ingredient supplier or our other raw materials suppliers could have a material adverse effect on our results of operations and financial condition.

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

We acquire a significant amount of key ingredients for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues. We acquire a significant amount of key ingredients for a number of our products (particularly joint care products) from suppliers outside of the United States, particularly China. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations. While we have a supplier certification program and periodically audit and inspect our suppliers’ facilities both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations. There has recently been quality and safety issues with certain items imported from China, where we source a large amount of our raw materials. We may incur additional expenses and experience shipment delays due to preventative measures adopted by the Chinese and U.S. governments, our suppliers and our company.

Click here (to quickly navigate through this document)

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

Our inability or failure to protect our intellectual property and proprietary techniques or our infringement of others' intellectual property could have a materially adverse effect on our results of operations and financial condition. Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in capsule or tablet form, it has become more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. Although we make efforts not to infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us or our intellectual property licensors. Such claims of intellectual property infringement may require us to enter into costly royalty or license agreements, which we may be unable to obtain on terms acceptable to us or at all.  These claims could also be costly, could cause reputational injury and could divert the attention of management and key personnel. To the extent that these developments prevent us from, or increase the cost of, offering or supplying competitive products or our licensed proprietary ingredient in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on our results of operations and financial condition.

We protect our intellectual property related to investments in research and development by relying on trade secret laws and confidentiality agreements with third parties who have access to information about our research and development activities. When we license our trademarks, proprietary ingredients or other intellectual property from a third party, we typically have contractual rights to require the licensor to adequately protect our intellectual property interests. Nevertheless, we cannot guarantee that such measures will be sufficient to protect our interests. Our Move Free Advanced product contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long-term supply and license agreement. Our supplier has patents and patents pending relating to the key ingredient, and has granted us exclusive rights to market and sell the ingredient for joint care purposes in certain territories and classes of trade. However, our supplier is currently in litigation with third parties alleging patent infringement in connection with the sale of the key ingredient by third parties in products similar to our Move Free Advanced product. We cannot assure you that our supplier will prevail in such litigation or be successful in preventing third parties from selling the key ingredient in their competing products. This could have a material adverse effect on our results of operations and financial condition. See “Item 1 – Business – Manufacturing and Product Quality” and — “Intellectual Property.”

In addition, we own, or have filed for, over 50 trademarks registered with the United States Patent and Trademark Office for our Schiff and Tiger's Milk brands and certain of our products (including Move Free) and slogans, and have rights to use names material to our business in certain countries outside of North America.  Our policy is to pursue registrations for certain trademarks associated with our key products (though we continue to rely on common law trademark rights to protect our unregistered marks) and to protect our trademarks against infringement.  However, there can be no assurance that infringing products could not be marketed without our knowledge or consent.  Further, to the extenet we rely upon foreign or common law protections for our marks, we may not be provided with as extensive protection as is afforded by a United States federal registration.  If we are unable to effectively protect our trademark rights, it could have a material adverse effect on our results of operations and financial condition.  See "Item 1 – Business – Intellectual Property."

Our international sales expose us to certain risks associated with international commerce which could adversely affect our business. Our international sales efforts are comprised of selling products, particularly our joint care products, from the United States on an export basis to retail customers or distributors abroad. Operating in international markets exposes us to certain risks, including, among others, difficulty in understanding and complying with foreign regulations, changes in or interpretations of foreign regulations that may further limit our ability to sell certain products or ingredients in certain countries, the potential imposition of trade or foreign exchange restrictions or increased tariffs, difficulties in enforcement of contractual obligations, difficulty in collecting international accounts receivable, potentially longer payment cycles, and political instability. We are often required to reformulate our products before commencing distribution in a given country. We must comply with various and changing local labeling, customs and other regulations. Trademark rights are often difficult to obtain and enforce in countries outside the United States. There is also no assurance that we will be able to obtain and retain the necessary permits and approvals required for our international efforts. The importance of these and other risks relating to exporting goods to foreign countries increases as our export business grows and expands. We are attempting to increase our distribution of joint care products in international markets. Our inability to successfully launch and maintain sales (especially in the joint care category) outside of the United States while maintaining the integrity of the products sold and complying with local regulations could have a material adverse effect on our results of operations and financial condition.

Our failure to appropriately respond to changing consumer preferences and demand for new products or our failure to develop and/or sustain new product launches could adversely affect our business. We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products and product enhancements. The development and commercialization process, particularly relating to innovative products, is both time-consuming and costly and involves a high degree of business risk. Although we seek to introduce additional products each year, the success of new products or product enhancements is subject to a number of variables, including developing products that will appeal to customers, accurately anticipate consumer needs, be successfully commercialized in a timely manner, be priced competitively, be differentiated from those of our competitors, and comply with applicable regulations. The inability to successfully implement or maintain marketing and spending programs or strategic initiatives in support of our branded products or product enhancements could have a material adverse effect on our results of operations and financial condition. We cannot assure you that our efforts to develop and introduce new products or existing product innovations will be successful, that customers will accept new products, or, if accepted, that customers will continue to sell the new products. The failure to successfully launch, gain distribution or maintain distribution for new product offerings or product enhancements could have a material adverse effect on our results of operations and financial condition.

If we experience material product liability claims or other litigation, it could have a material adverse effect on our results of operations and financial condition. As a manufacturer and distributor of products designed to be ingested, we face an inherent risk of exposure to product liability claims and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of our products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as dietary supplements or foods, and generally are not subject to pre-market regulatory approval in the United States. Some of our products contain ingredients that do not have long histories of human consumption, and may not have the effects intended. Previously unknown adverse reactions resulting from human consumption of these, other of our ingredients, or combinations of ingredients could occur. We have been, and in the future may be, subject to various product liability claims, including, among others, that our products caused injury or illness, that our products include inadequate instructions for use, or that our products include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim against us could result in increased costs, could adversely affect our reputation with our customers and consumers, and could have a material adverse effect on our results of operations and financial condition.

Click here (to quickly navigate through this document)

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

We may be unable to obtain sufficient insurance coverage to cover losses we may incur. We maintain insurance relating to the operation of our business, including, among other coverages, property, general and product liability, workers’ compensation, and directors’ and officers’ liability policies. However, our insurance coverage is subject to large individual claim deductibles for certain policies, individual claim and aggregate policy limits, exclusions, and other terms and conditions. In addition, our current product liability coverage excludes claims relating to certain categories of products and products that contain certain ingredients. Certain damages in litigation, such as punitive damages, also are generally not covered by insurance. We cannot assure you that our insurance will be sufficient to cover our losses, that future insurance coverage will not contain additional exclusions or limitations, that we will be able to continue to obtain insurance coverage, or that insurance coverage will be available at an economically reasonable cost. In the event that we do not have adequate or any insurance, product liability claims, litigation or other losses could have a material adverse effect on our results of operations and financial condition.

Failure to comply with existing or new regulations, both in the U.S. and abroad, or an adverse action regarding product formulation, claims or advertising could have a material adverse effect on our results of operations and financial condition. Our business operations, including the formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products, are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and FTC in the United States. See “Item 1 - Business - Government Regulation.”  From time to time we may be subject to challenges to our marketing, advertising or product claims in litigation or governmental, administrative or other regulatory proceedings.  Failure to comply with applicable regulations or withstand such challenges could result in changes in product labeling, packaging, or advertising, product reformulations, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines or criminal prosecution. Any of these actions could have a material adverse effect on our results of operations and financial condition. As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs. We cannot assure you that we will not have to make such changes or revisions in the future, which could have a material adverse effect on our results of operations and financial condition.

In June 2007, the FDA published extensive GMPs for dietary supplements. See “Item 1 - Business - Government Regulation.”  Based on our current number of employees, we are required to comply with the new GMPs by June 2009. While we do not currently expect the incremental cost of compliance efforts to be material, we cannot assure you that, in complying with the new GMP requirements, we will not incur substantial costs that may have a material adverse effect on our results of operations and financial condition, or that our operations or those of our suppliers will be in compliance in as respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

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

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected. Manufacturers and distributors of products in our industry are sometimes subject to the recall of their products for a variety of reasons, including product defects, such as ingredient contamination, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. In addition, a product recall may require significant management attention. We acquire all of our raw materials for the manufacture of our products from third parties. Although we have procedures in place for testing raw materials used in our products, we cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls or lawsuits. There can be no assurance that we would be able to recover these expenses from our suppliers. Additionally, if one of our significant brands were subject to recall, the image of that brand and our company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition.  Additionally, product recalls may lead to increased scrutiny of our operations by federal, state or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Click here (to quickly navigate through this document)

We are dependent on a single manufacturing facility, and any material disruptions could adversely affect our business. We manufacture most of our products at our manufacturing facility in Salt Lake City, Utah. Accordingly, we are highly dependent on the uninterrupted and efficient operation of our manufacturing facility. Power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, workforce disruptions, natural or other disasters, or the failure to comply with laws or regulations or the requirements or directives of government agencies, including the FDA, could disrupt our operations and have a material adverse effect on our results of operations and financial condition. While we do carry business interruption insurance, we cannot assure you that our coverage will be sufficient to cover losses from these types of business disruptions or that this insurance will continue to be available to us at an acceptable price, if at all.

If we are unable to consummate successful strategic transactions in the future, our business could be adversely affected. An element of our strategy includes expanding our product offerings, gaining shelf space, enhancing business development and gaining access to new skills and other resources through strategic acquisitions, investments or other transactions when attractive opportunities arise. We cannot assure you that attractive transaction opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any transactions or that any transactions which are consummated will prove to be successful.

If we lose key personnel or are unable to attract and fill key positions, our business could be adversely affected.  Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees.  The loss or limitation of the services of any of our key management employees, or the inability to attract additional qualified personnel could have a material adverse effect on our results of operations and financial condition.

Interruptions to our information technology systems could adversely affect our business. Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Although off-site data back-up is maintained, a significant interruption in these systems could have a material adverse effect on our results of operations and financial condition.

We are controlled by a principal stockholder. WHF owns all of our outstanding shares of Class B common stock, representing over 90% of the aggregate voting power of all outstanding shares of our common stock. Three of our directors also serve on the board of directors of WHF. WHF is in a position to exercise control over us and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by our amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control our operations. Accordingly, we cannot engage in any strategic transactions without the approval of WHF.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff.

ITEM 2.      PROPERTIES

At May 31, 2008, we leased the following facility:

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of security holders during the fiscal 2008 fourth quarter.

Click here (to quickly navigate through this document)

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “WNI.”  The high and low closing prices of our Class A common stock for each quarter of fiscal 2008 and 2007 are set forth below:

Fiscal Year Ended May 31, 2008:	High	Low
First Quarter	$7.65	$5.29
Second Quarter	5.99	5.14
Third Quarter	6.35	5.11
Fourth Quarter	6.32	5.21

Fiscal Year Ended May 31, 2007:	High	Low
First Quarter	$7.75	$6.42
Second Quarter	7.11	6.01
Third Quarter	6.90	6.12
Fourth Quarter	7.09	6.41

There is no active trading market for our Class B common stock, which is owned entirely by WHF.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record of Class A and Class B common stock at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, we had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options, and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $44.9 million, presuming 100% vesting of shares underlying equity awards; $22.4 million for holders of Class A common stock, including $4.9 million for Class A common stock underlying certain equity awards, and $22.5 million for the holder of Class B common stock.  Approximately 98% of the stock options and restricted stock units had vested as of May 31, 2008.  To the extent these equity awards were unvested at May 31, 2008, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

The special dividend was funded from cash and liquidation of available-for-sale securities. Approximately $42.7 million of the distribution has occurred as of May 31, 2008, and an additional $1.0 million has been distributed subsequent to May 31, 2008.  The remaining amount will be distributed upon vesting of the stock options or upon issuance of the shares underlying restricted stock units.

Our Board of Directors will determine dividend policy in the future based upon, among other factors, our results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time. In addition, our credit facility contains certain customary financial covenants that may limit our ability to pay dividends on our common stock. See Note 14 of Notes to Consolidated Financial Statements. We can give no assurance that we will pay dividends in the future.

The closing price of our Class A common stock on August 18, 2008 was $6.40. The approximate number of stockholders of record of our Class A common stock on August 18, 2008 was 270. WHF owns all of the 14,973,148 outstanding shares of our Class B common stock.

Click here (to quickly navigate through this document)

The following table presents information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at May 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,293,986(1)	$2.84(1)	1,740,721
Equity compensation plans not approved by security holders	—	—	—
Total	3,293,986	$2.84	1,740,721

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,504,502 shares of restricted stock units, which are excluded in determining the weighted-average exercise price of outstanding options, warrants and rights.

We did not repurchase any of our Class A common stock during the fiscal 2008 fourth quarter.

Click here (to quickly navigate through this document)

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial data as of and for the fiscal years ended May 31, 2004 through May 31, 2008, have been derived from our consolidated financial statements. The balance sheet data as of May 31, 2007 and 2008, and the related operating statement data for the fiscal years ended May 31, 2004 through 2008 have been audited by Deloitte & Touche LLP, our independent auditors. The financial data should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended May 31,
	2008	2007	2006	2005	2004
Operating Statement Data (1) and (2):	(in thousands, except per share data)

Net sales	$176,914	$172,656	$178,372	$173,095	$168,127
Cost of goods sold	102,491	103,959	119,303	113,351	107,472
Gross profit	74,423	68,697	59,069	59,744	60,655
Operating expenses	58,090	51,415	46,693	44,981	46,733
Reimbursement of import costs	(31)	(394)	(2,665)	—	—
Total operating expenses	58,059	51,021	44,028	44,981	46,733
Income from operations	16,364	17,676	15,041	14,763	13,922
Other income (expense):
Interest, net	1,917	2,943	1,840	179	(168)
Foreign currency translation gain	—	—	1,613	—	—
Other, net	13	(8)	(135)	(135)	72
Total other income (expense), net	1,930	2,935	3,318	44	(96)
Income from continuing operations before income taxes	18,294	20,611	18,359	14,807	13,826
Income tax expense	6,992	8,175	2,393	2,751	5,230
Income from continuing operations	11,302	12,436	15,966	12,056	8,596
Income (loss) from discontinued operations, net of income taxes (1) and (2)	—	—	(127)	(5,487)	291

Net income	$11,302	$12,436	$15,839	$6,569	$8,887

Weighted average shares outstanding:
Basic	26,636	26,532	26,274	25,817	25,874
Diluted	28,000	27,343	26,999	26,418	26,771

Net income per share:
Basic	$0.42	$0.47	$0.60	$0.25	$0.34
Diluted	$0.40	$0.45	$0.59	$0.25	$0.33

Cash dividends declared per common share	$1.50	$—	$—	$—	$—

	At May 31,
	2008	2007	2006	2005	2004
Balance Sheet Data (1) and (2):	(in thousands)

Cash and cash equivalents	$45,979	$34,463	$24,899	$11,358	$7,449
Working capital	81,481	104,869	90,516	66,012	46,456
Total assets	124,486	145,079	131,615	128,266	114,924
Total debt	—	—	—	3,020	1,224
Total stockholders’ equity	99,487	124,095	107,507	89,835	75,813

(1)
Effective March 1, 2005, we sold certain assets of our Active Nutrition Unit relating to our Weider branded business. In accordance with SFAS No. 144, fiscal years 2004 and 2005 have been restated to reflect the Weider branded business operating results as discontinued operations.

(2)
Effective May 1, 2005, we sold our Haleko Unit. In accordance with SFAS No. 144, fiscal years 2004, 2005 and 2006 have been restated to reflect the Haleko Unit operating results as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

Click here (to quickly navigate through this document)

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

Schiff Nutrition International, Inc. develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff, Move Free and Tiger’s Milk, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

During fiscal 2006, 2007 and 2008, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  The introduction of Move Free Advanced into substantially all of our significant retail accounts during the second half of fiscal 2006 was substantially completed in the fiscal 2007 second quarter.  In December 2007, we announced the fiscal 2008 third quarter introduction of smaller tablets for our existing Move Free items as well as the launch of a Move Free line extension.  Also during fiscal 2008, we increased the distribution of our joint care products in international markets and expect to continue to increase distribution in fiscal 2009.  During the latter part of fiscal 2008, we introduced MegaRed, an omega-3 krill oil product, into Costco.  Subject to competitive joint care category pricing pressures, including private label, the success of incremental private label and new product sales and the ability to increase our distribution in international markets, we expect an upper single-digit net sales increase for fiscal 2009 net sales, as compared to fiscal 2008 net sales.

Our operating results for fiscal 2008 were impacted by the declaration of a $1.50 per share special cash dividend in July 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As a result, we recognized an approximate $4.9 million non-cash compensation expense during fiscal 2008, together with a corresponding increase in additional paid-in-capital. Fiscal 2008 operating results were also unfavorably impacted by approximately $1.4 million in unsuccessful merger and acquisition related costs. Our operating results for fiscal 2007 and 2006, respectively, were favorably impacted by approximately $0.4 million and $2.7 million in reimbursement of import costs from certain suppliers. These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.  In addition, our fiscal 2007 and 2006 operating results were also impacted by certain other unusual items.  Fiscal 2007 was favorably impacted by litigation related settlements resulting in the reversal of approximately $0.6 million in contingent liabilities and the recognition of approximately $1.0 million in reimbursements of certain previously paid insurance premiums and other expenses incurred in prior fiscal years.  Fiscal 2006 was unfavorably impacted by approximately $0.4 million in severance costs.

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

Click here (to quickly navigate through this document)

Results of Operations
Fiscal 2008 Compared to Fiscal 2007

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2008 and 2007, (dollars in thousands):

	2008		2007

Net sales	$176,914	100.0%	$172,656	100.0%
Cost of goods sold	102,491	57.9	103,959	60.2

Gross profit	74,423	42.1	68,697	39.8
Operating expenses:
Selling and marketing	31,366	17.7	32,031	18.6
General and administrative	22,475	12.7	15,698	9.1
Research and development	4,249	2.4	3,686	2.1
Reimbursement of import costs	(31)	—	(394)	(0.2)

Total operating expenses	58,059	32.8	51,021	29.6

Income from operations	16,364	9.3	17,676	10.2
Other income, net	1,930	1.1	2,935	1.7
Income tax expense	(6,992)	(4.0)	(8,175)	(4.7)

Income from continuing operations	$11,302	6.4%	$12,436	7.2%

Net Sales. Net sales increased approximately 2.5% to $176.9 million for fiscal 2008, from $172.7 million for fiscal 2007, primarily due to an increase in branded and private label sales volume and a decrease in product returns, substantially offset by an increase in sales price reductions related to incremental promotional incentives.  Classification of certain promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.

Aggregate branded net sales increased approximately 2.3% to $139.2 million for fiscal 2008, from $136.1 million for fiscal 2007. An approximate $9.2 million, or 5.1% increase in sales volume, primarily in our joint care category business, and an approximate $1.0 million reduction in sales returns, were partially offset by an approximate $7.1 million increase in promotional incentives classified as sales price reductions.  We are utilizing more price-discount like promotions due to increased competition, including private label, and to support and ultimately increase our market share.  Move Free net sales were $82.6 million and $83.8 million, respectively, for fiscal 2008 and fiscal 2007. The decrease primarily resulted from incremental promotional activity due to competitive joint care product category pricing pressures, which more than off-set an approximate $3.9 million, or 3.4%, increase in sales volume.

Private label sales increased approximately 3.0% to $37.7 million for fiscal 2008, from $36.6 million for the fiscal 2007, primarily due to incremental business awarded in the latter part of fiscal 2008.

Gross Profit. Gross profit increased approximately 8.3% to $74.4 million for fiscal 2008, from $68.7 million for fiscal 2007. Gross profit, as a percentage of net sales, increased to 42.1% for fiscal 2008, from 39.8% for fiscal 2007, primarily due to an approximate $12.0 million decrease in joint care product raw material costs, partially offset by the $7.1 million increase in sales price reductions related to incremental promotional incentives.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities who may include these expenses as a component of costs of goods sold.

Operating Expenses. Operating expenses increased approximately 13.8% to $58.1 million for fiscal 2008, from $51.0 million for fiscal 2007. Operating expenses, as a percentage of net sales, were 32.8% and 29.6%, respectively, for fiscal 2008 and 2007. The increase in operating expenses resulted primarily from a substantial increase in general and administrative expenses. In addition, fiscal 2007 includes approximately $0.4 million in reimbursement from certain suppliers of previously recognized import costs as compared to less than $0.1 million in similar reimbursement for fiscal 2008.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, moderately decreased to approximately $31.4 million for fiscal 2008, from $32.0 million for fiscal 2007.  A decrease in advertising costs, primarily resulting from a decision to shift certain television advertising to promotional incentives reflected as sales price reductions, was partially offset by the fiscal 2008 recognition of approximately $0.5 million in incremental compensation expenses for the special dividend and an increase in freight costs due to the sales volume increase and increasing fuel costs. The special dividend compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units.

Click here (to quickly navigate through this document)

General and administrative expenses increased to approximately $22.5 million for fiscal 2008, from approximately $15.7 million for fiscal 2007, primarily due to the fiscal 2008 recognition of approximately $4.4 million in incremental compensation expense for the special dividend and approximately $1.4 million in unsuccessful merger and acquisition related costs, together with the favorable impact of certain unusual items in the comparable prior year period.  Unusual items recognized during fiscal 2007 include litigation related settlements resulting in the reversal of approximately $0.6 million in contingent liabilities and the recognition of approximately $1.0 million in reimbursements of certain previously paid insurance premiums and other expenses incurred in prior fiscal years.

Research and development costs increased to approximately $4.2 million for fiscal 2008, from $3.7 million for fiscal 2007, primarily due to an increase in personnel related costs, expenses associated with product research, and product testing related to the registration of products in international markets.

Other Income/Expense. Other income, net, was $1.9 million for fiscal 2008, compared to $2.9 million for fiscal 2007. The decrease was primarily due to a reduction in interest income resulting from a decrease in cash and available-for-sale securities reflecting the impact of the special dividend, which was funded from cash and liquidation of available-for-sale securities.

Provision for Income Taxes. Provision for income taxes was $7.0 million for fiscal 2008, compared to $8.2 million for fiscal 2007. The effective tax rate was 38.2% and 39.7%, respectively, for fiscal 2008 and 2007.  The fiscal 2007 tax rate was impacted by certain unusual items, including the recapture of certain previously recognized tax losses, final adjustments to certain tax gains and valuation allowances relating to the fiscal 2006 sale of our Haleko unit, and the reduction of certain contingent tax liabilities.

Results of Operations
Fiscal 2007 Compared to Fiscal 2006

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2007 and 2006, (dollars in thousands):

	2007		2006

Net sales	$172,656	100.0%	$178,372	100.0%
Cost of goods sold	103,959	60.2	119,303	66.9

Gross profit	68,697	39.8	59,069	33.1
Operating expenses:
Selling and marketing	32,031	18.6	28,957	16.3
General and administrative	15,698	9.1	14,885	8.3
Research and development	3,686	2.1	2,851	1.6
Reimbursement of import costs	(394)	(0.2)	(2,665)	(1.5)
Total operating expenses	51,021	29.6	44,028	24.7

Income from operations	17,676	10.2	15,041	8.4
Other income, net	2,935	1.7	3,318	1.9
Income tax expense	(8,175)	(4.7)	(2,393)	(1.3)

Income from continuing operations	$12,436	7.2%	$15,966	9.0%

Net Sales. Net sales decreased approximately 3.2% to $172.7 million for fiscal 2007, from $178.4 million for fiscal 2006, primarily due to a decrease in aggregate branded net sales, principally in our joint care category, which was partially offset by an increase in private label sales volume.

Aggregate branded net sales decreased approximately 6.3% to $136.1 million for fiscal 2007, from $145.2 million for fiscal 2006. The decrease primarily resulted from an approximate $5.9 million increase in sales price reductions related to incremental promotional incentives for our branded joint care products, coupled with a modest 1.8% decrease in sales volume, or approximately $3.2 million. Classification of certain promotional costs as a sales reduction is required when the promotion effectively represents a price reduction. We are utilizing more price-discount like promotions due to increased competition, including from private label, and to support and ultimately increase our market share. Move Free net sales decreased to $83.8 million for fiscal 2007, from $86.2 million for fiscal 2006. An approximate $2.5 million increase in sales volume and a $1.3 million decrease in allowances for product returns, was more than offset by approximately $6.2 million in incremental promotional incentives, or price-discount like sales reductions.

Click here (to quickly navigate through this document)

Private label sales increased approximately 10.4% to $36.6 million for fiscal 2007, from $33.2 million for fiscal 2006, primarily due to an increase in sales volume resulting from securing incremental private label business in the latter part of fiscal 2006 and the early part of fiscal 2007.

Gross Profit. Gross profit increased approximately 16.3% to $68.7 million for fiscal 2007, from $59.1 million for fiscal 2006. Gross profit, as a percentage of net sales, was 39.8% and 33.1%, respectively, for fiscal 2007 and 2006. The increase in gross profit was primarily due to an approximate $19.0 million decrease in joint care raw material costs, partially offset by the $5.9 million increase in sales price reductions related to incremental promotional incentives. Gross profit was also negatively impacted by an overall decrease in sales volume and a higher mix of lower-margin private label sales.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities who may include these expenses as a component of costs of goods sold.

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

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $32.0 million for fiscal 2007, from $29.0 million for fiscal 2006. Selling and marketing expenses, as a percentage of net sales, were 18.6% and 16.3%, respectively, for fiscal 2007 and 2006. The increase in selling and marketing expenses resulted primarily from an approximate $1.5 million increase in advertising support for Move Free Advanced, an approximate $0.6 million increase in freight expense and an approximate $0.7 million increase in personnel related costs primarily due to the adoption of a long-term management incentive plan involving the grant of performance based restricted stock units (see Note 13 of Notes to Consolidated Financial Statements).

General and administrative expenses increased to $15.7 million for fiscal 2007, from $14.9 million for fiscal 2006, primarily due to an increase in personnel related costs of approximately $2.1 million, substantially offset by litigation settlements resulting in the reversal of approximately $0.6 million in contingent liabilities and the recognition of approximately $1.0 million in reimbursements of certain insurance premiums and other expenses incurred in prior fiscal years. The increase in personnel related costs includes approximately $2.4 million resulting from the adoption of a long-term management incentive plan involving the grant of performance based restricted stock units (see Note 13 of Notes to Consolidated Financial Statements) and the recognition of incremental stock-based compensation expense of approximately $0.2 million due to the impact of adopting SFAS No. 123R effective March 1, 2006, partially offset by an approximate $0.4 million decrease in severance expense.

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

Liquidity and Capital Resources

Working capital decreased approximately $23.4 million to $81.5 million at May 31, 2008, from $104.9 million at May 31, 2007, primarily due to a decrease of approximately $31.0 million in cash and available-for-sale securities for payment of the fiscal 2008 first quarter special dividend.  Receivables increased approximately $4.8 million due to an increase in net sales for the fiscal 2008 fourth quarter as compared to the fiscal 2007 fourth quarter, and an approximate $2.0 million increase in refundable income taxes.  Inventories increased approximately $5.5 million, which reflects an increase in finished goods for new products, including both private label and branded products, as well as a decision to build up quantities of certain other inventory components. Current liabilities increased approximately $2.3 million primarily due to an increase in accounts payable, resulting from increased inventories, and dividends payable on restricted stock units, substantially offset by a decrease in income taxes payable.

Click here (to quickly navigate through this document)

As a result of current negative liquidity and uncertainty in financial credit markets, we elected to liquidate our investments in Auction Rate Securities ("ARS") and other variable rate debt securities. Proceeds from the sale of these available-for-sale securities were invested in money market accounts, certificates of deposits, United States Treasury Bills with maturities of three months or less, and high-quality commercial paper, all of which are reflected in cash and cash equivalents. At May 31, 2008, we held approximately $4.6 million in available-for-sale securities; consisting of approximately $2.1 million in ARS, other variable rate debt securities and commercial paper. Subsequent to May 31, 2008, we liquidated $0.8 million of ARS. The remaining $1.3 million in ARS consist primarily of fully insured, AAA rated municipal or state agency issued securities. Although we have experienced at least one failed auction with each of our remaining ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful or the securities are called by the issuer, we believe we will be able to successfully liquidate these investments in a reasonable period of time. However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our current liquidity needs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent. In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009. The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions. Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate. The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At May 31, 2008, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record of Class A and Class B common stock at the close of business on July 31, 2007. In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units. In aggregate, at July 31, 2007, the record date, the Company had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options, and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units. The aggregate amount of the special dividend was approximately $44.9 million, presuming 100% vesting of shares underlying equity awards; $22.4 million for holders of Class A common stock, including $4.9 million for Class A common stock underlying certain other equity awards, and $22.5 million for the holder of Class B common stock. Approximately 98% of the stock options and restricted stock units had vested as of May 31, 2008. To the extent these equity awards were unvested at May 31, 2008, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

The special dividend was funded from cash and liquidation of available-for-sale securities. Approximately $42.7 million of the distribution has occurred as of May 31, 2008, and an additional $1.0 million has been distributed subsequent to May 31, 2008.  The remaining amount will be distributed upon vesting of the stock options or upon issuance of the shares underlying restricted stock units.

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

Click here (to quickly navigate through this document)

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.  For information relating to certain contractual cash obligations see below.

Contractual Obligations

A summary of our outstanding contractual obligations at May 31, 2008 is as follows (in thousands):
Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$11,356	$2,452	$4,667	$4,237	$—
Purchase obligations(1)	18,367	18,367	—	—	—

Total obligations	$29,723	$20,819	$4,667	$4,237	$—

(1) Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of share-based payments and recoverability of long-lived assets. Note 1 of Notes to the Consolidated Financial Statements describes the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our consolidated financial statements:

•
We provide for valuation adjustments for changes in the fair values of our available-for-sale securities.  Fair values are based upon quoted market prices and/or other considerations, including fair values determined by financial institutions, current credit rating of the debt securities, insurance provisions and discounted cash flow analysis as deemed appropriate.  Changes in valuation adjustments for declines in the fair values of our available-for-sales securities did not significantly impact net income for fiscal 2008, 2007 or 2006.

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value. For both fiscal 2008 and 2007, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.9 million. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts did not significantly impact our gross profit and operating income for fiscal 2008 and 2007.  For fiscal 2006, changes in these allowances resulted in an increase in our gross profit and operating income of approximately $0.7 million. At May 31, 2008 and 2007, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $1.5 million and $2.2 million, respectively. Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting. These deferred tax assets are subject to periodic recoverability assessments. The realization of these deferred tax assets is primarily dependent on future operating results.  For fiscal 2007 and 2006, respectively, changes in these valuation allowances resulted in an increase in net income of approximately $0.7 million and $3.1 million. Changes in these valuation allowances did not significantly impact net income for fiscal 2008. At May 31, 2008 and 2007, deferred tax asset valuation allowances were not significant.

Click here (to quickly navigate through this document)

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return. The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information. Changes in the recognition of these tax benefits did not significantly impact net income for fiscal 2008, 2007 and 2006.

•
We recognize compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment. For fiscal 2008, 2007 and 2006, we recognized compensation expense related to these awards of approximately $3.4 million, $3.4 million and $0.5 million, respectively. At May 31, 2008, there was no unrecognized compensation expense since the performance criteria was achieved and the equity instruments were fully vested.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements.  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements.  We were required to apply the provisions of FIN No. 48 on June 1, 2007.  The cumulative effect of adopting FIN No. 48 resulted in a decrease in retained earnings of approximately $0.1 million. The total amount of unrecognized tax benefits at June 1, 2007 was approximately $0.5 million, which includes unrecognized tax benefits of approximately $0.1 million that, if recognized, would favorably affect the effective tax rate.  As of June 1, 2007, we had less than $0.1 million for the payment of accrued interest recognized in our consolidated balance sheet.  The adoption of FIN No. 48 resulted in the reclassification of less than $0.1 million in deferred taxes, approximately $0.4 million in income taxes payable and approximately $0.1 million in retained earnings, in aggregate to other long-term liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 retains the exchange price notion in defining fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability.  The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 expands disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The additional disclosure focuses on the inputs used to measure fair value and the effect of the measurements on net income for the reporting period.  The fair value measurement and disclosure provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position ("FSP") 157-2.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-2 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We have not yet determined the impact of adopting SFAS No. 157 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The measurement and disclosure provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We have not yet determined whether we will elect to measure any financial instruments or other items at fair value.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," that requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  SFAS No. 141(R) requires that the acquirer be identified and that the acquirer recognize the fair values of the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date.  In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008.  We have not yet determined the impact of adopting SFAS No. 141(R) on our results of operations and financial condition.

Click here (to quickly navigate through this document)

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates. Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure. We do not use financial instruments for trading purposes. We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at May 31, 2008. Interest income earned on our short-term investments is impacted by changes in interest rate. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting.  Management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the assessment and analysis of our internal controls over financial reporting.

Click here (to quickly navigate through this document)

PART III

ITEM 9B.    OTHER INFORMATION

None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See our 2008 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Nominees for Election to our Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Business Conduct and Ethics is also incorporated by reference to our 2008 Definitive Proxy Statement under the heading “Board of Directors and Corporate Governance Information.”

We have filed the certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes - Oxley Act of 2004 as exhibits to this Annual Report on Form 10-K.

On November 14, 2007, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.    EXECUTIVE COMPENSATION

See our 2008 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Executive Compensation,” “Compensation Committee Report” and “Certain Relationships and Related Transactions.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth under Item 5 herein and in our 2008 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Stock Ownership of Beneficial Owners, Directors and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See our 2008 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Certain Relationships and Related Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

See our 2008 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Fees Paid to Independent Public Accountants.”

Click here (to quickly navigate through this document)

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

3)	Exhibits

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Schiff Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1.	Build-To-Suit Lease Agreement dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (2)
10.2.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (5)*
10.3.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (5)
10.4.	License Agreement dated as of December 1, 1996 between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (5)
10.5.	Amendments to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (6)*
10.6.	Consulting Agreement dated as of February 1, 2004 between Weider Nutrition Group, Inc. and Gustin Foods, LLC. (7)
10.7.	Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (8)*
10.8.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (9)
10.9.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (9)
10.10.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (9)
10.11.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (9)
10.12.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (10)
10.13.	Form of Indemnification Agreement between Weider Nutrition Group, Inc. and certain of its executives and directors. (11)*
10.14.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (12)*
10.15.	Amendment No. 1 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (13)*
10.16.	Amended and Restated License and Product Supply Agreement dated as of October 13, 2006 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (14)
10.17.	Form of Director Restricted Stock Unit Agreement and Deferral Election. (15)*
10.18.	Form of Director Restricted Stock Agreement. (15)*
10.19.	Employment and Change in Control Agreement dated as of June 1, 2007 between Schiff Nutrition Group, Inc. and Bruce J. Wood (16)*
10.20.	Form of Amended and Restated Agreement between Schiff Nutrition Group, Inc. and certain of its executives. (16)*
10.21.	License Agreement dated as of September 19, 2007 between Mariz Gestao E Investimentos Limitada and Schiff Nutrition Group, Inc. (16)
21.1.	Subsidiaries of Schiff Nutrition International, Inc. (17)
23.1.	Consent of Independent Registered Public Accounting Firm. (17)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (17)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (17)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (18)

(1)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company's Registration Statement on Form S-1/A (File No. 333-12929) filed on October 16, 1996 and incorporated herein by reference.
(3)	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(4)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company’s Registration Statement on Form S-1/A (File No. 333-12929) filed on March 20, 1997 and incorporated herein by reference.
(6)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(7)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(8)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(9)	Previously filed in the Company's Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(10)	Previously filed in the Company's Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(12)	Previously filed in the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
(13)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2006 and incorporated herein by reference.
(14)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on October 16, 2006 and incorporated herein by reference.
(15)	Previously filed in the Company’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference.
(16)	Previously filed in the Company’s Current Report on Form 8-K filed on September 25, 2007 and incorporated herein by reference.
(17)	Filed herewith.
(18)	Furnished herewith.

*	Management contract.

Click here (to quickly navigate through this document)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schiff Nutrition International, Inc.

By:	/s/ Bruce J. Wood
Bruce J. Wood
Dated: August 20, 2008	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weider	Chairman of the Board	August 20, 2008
Eric Weider	and Director

/s/ Bruce J. Wood	Chief Executive Officer,	August 20, 2008
Bruce J. Wood	President and Director
(Principal Executive Officer)

/s/ Joseph W. Baty	Executive Vice President and	August 20, 2008
Joseph W. Baty	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald L. Corey	Director	August 20, 2008
Ronald L. Corey

/s/ Roger H. Kimmel	Director	August 20, 2008
Roger H. Kimmel

/s/ George F. Lengvari	Vice Chairman of the Board	August 20, 2008
George F. Lengvari	and Director

/s/ Brian P. McDermott	Director	August 20, 2008
Brian P. McDermott

/s/ H. F. Powell	Director	August 20, 2008
H. F. Powell

/s/ Glenn Schaeffer	Director	August 20, 2008
Glenn Schaeffer

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC.

Click here (to quickly navigate through this document)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Schiff Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Schiff Nutrition International, Inc. and subsidiaries (collectively, the “Company”) as of May 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schiff Nutrition International, Inc. and subsidiaries at May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
August 19, 2008

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 31, 2008 AND 2007
(dollars in thousands, except share data)

ASSETS
	2008	2007
Current assets:
Cash and cash equivalents	$45,979	$34,463
Available-for-sale securities (Note 3)	3,298	45,817
Receivables, net (Note 4)	22,536	17,732
Inventories (Note 5)	29,233	23,698
Prepaid expenses and other	1,948	2,151
Deferred taxes, net (Note 9)	1,761	1,992

Total current assets	104,755	125,853

Property and equipment, net (Note 6)	13,567	14,438

Other assets:
Goodwill (Note 7)	4,346	4,346
Available-for-sale securities (Note 3)	1,265	—
Deposits and other assets	12	105
Deferred taxes, net (Note 9)	541	337

Total other assets	6,164	4,788

Total assets	$124,486	$145,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,075	$7,962
Accrued expenses (Note 8)	11,153	10,542
Dividends payable	1,046	—
Income taxes payable	—	2,480

Total current liabilities	23,274	20,984

Long-term liabilities:
Dividends payable	1,201	—
Other (Note 9)	524	—

Total long-term liabilities	1,725	—

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding -11,782,390 (2008) and 11,664,284 (2007)	118	116
Class B common stock, par value $.01 per share; shares authorized - 25,000,000; shares issued and outstanding -14,973,148	150	150
Additional paid-in capital	89,393	92,640
Retained earnings	9,826	31,189

Total stockholders’ equity	99,487	124,095

Total liabilities and stockholders’ equity	$124,486	$145,079

See notes to consolidated financial statements.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MAY 31, 2008, 2007 AND 2006
(dollars in thousands, except share data)

	2008	2007	2006

Net sales	$176,914	$172,656	$178,372

Cost of goods sold	102,491	103,959	119,303

Gross profit	74,423	68,697	59,069

Operating expenses:
Selling and marketing	31,366	32,031	28,957
General and administrative	22,475	15,698	14,885
Research and development	4,249	3,686	2,851
Reimbursement of import costs (Note 1)	(31)	(394)	(2,665)

Total operating expenses	58,059	51,021	44,028

Income from operations	16,364	17,676	15,041

Other income (expense):
Interest income	2,045	3,118	2,005
Interest expense	(128)	(175)	(165)
Foreign currency translation gain (Note 1)	—	—	1,613
Other, net	13	(8)	(135)

Total other income, net	1,930	2,935	3,318

Income from continuing operations before income taxes	18,294	20,611	18,359

Income tax expense	6,992	8,175	2,393

Income from continuing operations	11,302	12,436	15,966

Loss from discontinued operations, net of income taxes (Note 2)	—	—	(127)

Net income	$11,302	$12,436	$15,839

Weighted average shares outstanding:
Basic	26,636,315	26,531,682	26,274,066
Diluted	27,999,755	27,343,264	26,999,240

Income per share - basic:
Income from continuing operations	$0.42	$0.47	$0.61
Loss from discontinued operations	—	—	(0.01)

Net income	$0.42	$0.47	$0.60

Income per share - diluted:
Income from continuing operations	$0.40	$0.45	$0.59
Loss from discontinued operations	—	—	—

Net income	$0.40	$0.45	$0.59

See notes to consolidated financial statements.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MAY 31, 2008, 2007 AND 2006
(in thousands)

					Deferred	Other
	Common Stock			Add’l	Compen-	Accum.
	Class A		Class B	Paid-In	sation	Comp.	Retained
	Shares	Amount	Amount	Capital	Costs	Income	Earnings	Total

Balance at June 1, 2005	11,310	$113	$150	$86,857	$(366)	$167	$2,914	$89,835

Comprehensive income:
Net income	—	—	—	—	—	—	15,839	15,839
Foreign currency translation adjustments (Note 11)	—	—	—	—	—	(167)	—	(167)
Total comprehensive income								15,672
Cancellation of restricted stock (Note 13)	(28)	—	—	(45)	45	—	—	—
Stock options exercised	354	3	—	965	—	—	—	968
Excess tax benefit from equity instruments	—	—	—	406	—	—	—	406
Stock received for payment of income taxes on restricted stock compensation (Note 13)	(30)	—	—	(143)	—	—	—	(143)
Amortization of deferred compensation costs	—	—	—	—	117	—	—	117
Stock-based compensation	—	—	—	652	—	—	—	652
Adoption of SFAS No. 123R (Note 1)	—	—	—	(204)	204	—	—	—

Balance at May 31, 2006	11,606	116	150	88,488	—	—	18,753	107,507

Comprehensive income:
Net income	—	—	—	—	—	—	12,436	12,436
Other comprehensive income (Note 11)	—	—	—	—	—	—	—	—
Total comprehensive income								12,436
Cancellation of restricted stock (Note 13)	(2)	—	—	—	—	—	—	—
Stock options exercised	84	—	—	292	—	—	—	292
Excess tax benefit from equity instruments	—	—	—	136	—	—	—	136
Stock received for payment of income taxes on restricted stock compensation (Note 13)	(24)	—	—	(170)	—	—	—	(170)
Stock-based compensation	—	—	—	3,894	—	—	—	3,894

Balance at May 31, 2007	11,664	116	150	92,640	—	—	31,189	124,095

Comprehensive income:
Net income	—	—	—	—	—	—	11,302	11,302
Other comprehensive income (Note 11)	—	—	—	—	—	—	—	—
Total comprehensive income								11,302
Stock options exercised	77	1	—	259	—	—	—	260
Excess tax benefit from equity instruments	—	—	—	407	—	—	—	407
Stock received for payment of income taxes on restricted stock compensation (Note 13)	(23)	—	—	(120)	—	—	—	(120)
Special cash dividend (Note 10)	—	—	—	(12,340)	—	—	(32,577)	(44,917)
Special dividend stock-based compensation expense (Note 10)	—	—	—	4,857	—	—	—	4,857
Restricted shares issued	64	1	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	3,691	—	—	—	3,691
Adoption of FIN 48 (Note 1)	—	—	—	—	—	—	(88)	(88)

Balance at May 31, 2008	11,782	$118	$150	$89,393	$—	$—	$9,826	$99,487

See notes to consolidated financial statements.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2008, 2007 AND 2006
(dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$11,302	$12,436	$15,839
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in provision for bad debts	—	(54)	(109)
Deferred taxes	65	(706)	2,664
Depreciation and amortization	3,475	3,331	3,049
Amortization of financing fees	15	39	55
Loss on disposition of net assets held for sale and property and equipment	—	8	137
Stock-based compensation	8,548	3,894	769
Excess tax benefit from equity instruments	(407)	(136)	358
Foreign currency translation gain	—	—	(1,613)
Other	(3)	1	—
Changes in operating assets and liabilities:
Receivables	(2,835)	2,353	(4,841)
Inventories	(5,535)	(183)	862
Prepaid expenses and other	203	293	609
Deposits and other assets	78	10	281
Accounts payable	3,672	(2,746)	2,184
Accrued expenses	611	(930)	1,361
Income taxes payable	(3,691)	1,323	(3,922)
Other long-term liabilities	47	—	—

Net cash provided by operating activities	15,545	18,933	17,683

Cash flows from investing activities:
Purchase of property and equipment	(3,200)	(4,351)	(2,894)
Proceeds from disposition of net assets held for sale and property and equipment	35	19	10
Proceeds from sales of Haleko Unit (Note 2)	—	—	13,683
Purchase of available-for-sale securities	(33,590)	(42,189)	(52,011)
Proceeds from sale of available-for-sale securities	74,844	36,492	36,103
Collection of notes receivable	—	400	600

Net cash provided by (used in) investing activities	38,089	(9,629)	(4,509)

Cash flows from financing activities:
Proceeds from debt	1,350	1,996	1,693
Payments on debt	(1,350)	(1,996)	(2,194)
Dividends paid	(42,670)	—	—
Proceeds from stock options exercised	260	292	968
Purchase and retirement of common stock	(120)	(170)	(143)
Excess tax benefit from equity instruments	407	136	48

Net cash provided by (used in) financing activities	(42,123)	258	372

Effect of exchange rate changes on cash	5	2	(5)

Increase in cash and cash equivalents	11,516	9,564	13,541

Cash and cash equivalents, beginning of year	34,463	24,899	11,358

Cash and cash equivalents, end of year	$45,979	$34,463	$24,899

See notes to consolidated financial statements.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business – We develop, manufacture, market and distribute branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world. We offer a broad range of capsules, tablets and nutrition bars. Our portfolio of recognized brands, including Schiff, Move Free and Tiger’s Milk, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

At our 2005 annual meeting of stockholders in October 2005, our stockholders approved a corporate name change from Weider Nutrition International, Inc. to Schiff Nutrition International, Inc.

Principles of Consolidation – Our consolidated financial statements include the accounts of Schiff Nutrition International, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

Use of Estimates and Assumptions in Preparing Financial Statements – In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, notes receivable, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of share-based payments and recoverability of long-lived assets. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

Cash Equivalents – Cash equivalents include highly liquid investments with an original maturity of three months or less.

Available-for-Sale Securities – Available-for-sale securities, consisting of equity and debt securities, are carried at their fair value based upon the quoted market prices or other valuation methods at period end. Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in other accumulated comprehensive income in stockholders’ equity until realized. We periodically evaluate whether any declines in the fair values of our available-for-sale securities are other-than temporary. This evaluation consists of a review of qualitative and quantitative factors, including available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financing by the company that issued the security; or other conditions that indicate the value of our investments.

Receivables – Receivables are reported at estimated net realizable values.  Accordingly, we estimate allowances for doubtful accounts, sales returns and discounts.  The allowance for doubtful accounts is estimated by reviewing delinquency status, determined by classifying, or aging, individual invoices in terms of the length of the period past due, and analyzing historical account write-off rates relative to receivable balances.  Receivables are written off when determined to be uncollectible.  The allowance for sales returns is estimated by reviewing open sales return authorizations granted to customer and analyzing historical return rates relative to sales.  Allowances for cash discounts are estimated by reviewing customer payment terms and historical remittances.  Accounts with credit balances are reported as current liabilities in the balance sheet.

Inventories – Inventories, primarily consisting of direct materials, direct labor and manufacturing overhead, are stated at the lower of cost (on a first-in, first-out basis) or market value.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation expense was $3,475 (2008), $3,331 (2007) and $3,027 (2006), computed using the straight-line method over the estimated useful lives of 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements. Leasehold improvements are depreciated over the shorter of their useful life or of the lease term.

Intangible Assets – Goodwill and other intangible assets with indefinite lives are tested for impairment, at least annually during the fourth quarter of each fiscal year, rather than amortized. Other intangibles with definite lives are amortized using the straight-line method over estimated useful lives of 2 to 5 years.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Long-Lived Assets – We evaluate the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognize an impairment when such estimated cash flows will be less than the carrying value of the asset. This evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

Income Taxes – We record deferred income tax liabilities and assets for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Capital Structure – We have two classes of common stock outstanding.  Both classes of common stock generally have identical rights and privileges, with the exception of voting and conversion, or transfer rights.  Each holder of Class A or Class B common stock is entitled to share ratably in any dividends, liquidating distributions or consideration resulting from certain business combinations.  However, each holder of Class A common stock is entitled to one vote for each share held while each holder of Class B common stock is entitled to ten votes for each share held.  The holders of the Class A common stock and Class B common stock vote together as a single class.  Class A common stock cannot be converted into any other securities of the Company, while Class B common stock holders have the right to convert their shares into Class A common stock on a one-to-one basis. In addition, generally, any shares of Class B common stock that are transferred will automatically convert into shares of Class A common stock on a one-to-one basis.

Operating Segments – We believe our business, which consists of the aggregation of several product based operating segments, represents our only reportable segment.

Revenue Recognition – Sales are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. Although we utilize a variety of shipping terms, our primary shipping terms are “FOB Destination.”

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

Sales by Geographic Area – Total domestic and international, primarily Asia and Mexico, net sales amounted to $168,979 and $7,935, respectively, for fiscal 2008; $167,422 and $5,234, respectively, for fiscal 2007; and $173,165 and $5,207, respectively, for fiscal 2006. Net sales are attributed to the country in which our customer is located.

Advertising Costs – Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place. Cooperative advertising payments to retailers are generally accounted for as an operating expense; however, the portion of the cost in excess of the estimated fair value of the benefit received is classified as a direct reduction of sales. Total advertising costs, included in selling and marketing expenses, were $12,669, $13,828 and $12,026, respectively, for fiscal 2008, 2007 and 2006.

Costs of Goods Sold and Shipping and Handling Costs – Costs of goods sold include expenses incurred to acquire and produce inventory for sales, including product costs, purchasing costs, freight-in, import costs, internal transfer costs, quality assurance costs and certain warehousing, or handling, costs associated with the receiving or manufacturing of goods for sale.

Shipping and certain warehousing, or handling, costs which are not associated with the receiving or manufacturing of goods for sale are excluded from cost of goods sold.  Shipping costs, included in selling and marketing expenses, were $4,833, $4,423 and $3,803, respectively, for fiscal 2008, 2007 and 2006. Handling costs, included in general and administrative expenses, were $2,716, $2,663 and $2,364, respectively, for fiscal 2008, 2007 and 2006.

Concentration of Credit Risk and Significant Customers and Products – Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable.  Historically, we invested our excess cash in high quality, liquid money market accounts, commercial paper, auction rate securities (“ARS”) and other variable rate debt and equity securities. While the underlying securities generally have contractual maturities between 20 and 30 years, the interest rates on ARS typically reset at intervals between 7 to 35 days.  Despite the underlying long-term maturity of these securities, from the investor’s perspective, such securities were priced and subsequently trade as short-term investments because of the interest rate reset feature.  As a result, we generally had the ability to quickly liquidate these securities.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

As a result of current negative liquidity and uncertainty in financial credit markets, we elected to liquidate our investments in ARS and other variable rate debt securities.  Proceeds from the sale of these available-for-sale securities were invested in money market accounts, certificates of deposit, United Sates Treasury Bills with maturities of three months or less, and high-quality commercial paper.  These investments, totaling approximately $41,732 at May 31, 2008, are included in cash and cash equivalents.  Generally, our cash and cash equivalents exceed Federal Deposit Insurance Corporation limits on insurable amounts; thus exposing us to certain credit risk.  We minimize our risk by investing in or through major financial institutions.  We have not experienced any realized losses on our cash equivalents and available-for-sale securities.

At May 31, 2008, we held approximately $4,563 in available-for-sale securities; consisting of approximately $2,065 in ARS, along with other variable rate debt securities and commercial paper.  Subsequent to May 31, 2008, $800 of ARS were liquidated by the issuer.  The remaining $1,265 in ARS consist primarily of fully insured, AAA rated municipal or state agency issued securities.  In determining the fair value of our available-for-sale securities at May 31, 2008, we have taken into consideration fair values determined by the financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Although we believe the remaining ARS and variable rate debt securities will ultimately be liquidated at or near our cost basis, any substantial impairment in the value of these securities could adversely impact our results of operations and financial condition.

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and monitor collections from customers continuously.  We maintain an allowance for doubtful accounts which is based upon historical experience as well as specific customer collection issues.  Historically, bad debt expense have not been significant and have been within expectations and allowances established.  However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  If the financial condition of one or more of our customers were to deteriorate, additional allowances may be required.

The combined net sales to our two largest customers are significant.  At May 31, 2008 and May 31, 2007, respectively, amounts due from Customer A represented approximately 53% and 40%, and amounts due from Customer B represented approximately 24% and 24%, of total trade accounts receivable.  For fiscal 2008, 2007 and 2006, respectively, Customer A accounted for approximately 39%, 35% and 33% and Customer B accounted for approximately 35%, 34% and 37% of total net sales.  Of total net sales, our Schiff® Move Free® brand accounted for approximately 47%, 48% and 48%, respectively, for fiscal 2008, 2007 and 2006.

Stock-Based Compensation – Effective March 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method and began recognizing compensation expense for all awards granted after March 1, 2006, and for the unvested portion of previously granted awards that were outstanding at March 1, 2006. Compensation expense is recognized over the vesting period based on the computed fair value on the grant date of the award.

Prior to March 1, 2006, we disclosed the effect of SFAS No. 123, “Accounting for Stock-Based Compensation,” on a proforma basis and continued to follow Accounting Principles Board (“APB”) Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock-based compensation.

Proforma information regarding net income and net income per share is required by SFAS No. 123R and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123R. For the purposes of proforma disclosure, the estimated fair value of the stock options is amortized to expense over the options vesting period. Proforma net income and net income per share for fiscal 2006 is as follows:

2006

Net income, as reported	$15,839
Deduct stock-based employee compensation expense determined under fair-value based method, net of related income tax effects	(232)

Net income, proforma	$15,607

Basic net income per share, as reported	$0.60
Diluted net income per share, as reported	0.59
Basic net income per share, proforma	0.59
Diluted net income per share, proforma	0.58

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Net Income Per Share – Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period. Potentially dilutive common shares consist of common stock options, restricted stock and restricted stock units (“Common Stock Equivalents”) (Note 12).

Financial Instruments – Our financial instruments, including primarily cash and cash equivalents, available-for-sale securities, accounts receivable and accounts payable, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Foreign Currency Translation – We consider the local currency as the functional currency for our foreign operations. Assets and liabilities are translated at period-end exchange rates and all statements of income amounts are translated using average monthly rates. As a result of the divestitures of our Haleko Unit and Weider branded business, certain international operating entities became substantially liquidated. Accordingly, during fiscal 2006, we recognized non-taxable foreign currency translation gain of $1,613, previously reported in stockholders’ equity as other accumulated comprehensive income.

Hedging Activities – We account for hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. At May 31, 2008 and 2007, we were not party to any derivatives.

Reimbursement of Import Costs – Our operating results for fiscal 2008, 2007 and 2006 were favorably impacted by $31, $394 and $2,665, respectively, in reimbursement of import costs from certain suppliers. These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Recently Issued Accounting Standards – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements.  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements.  We were required to apply the provisions of FIN No. 48 on June 1, 2007.  The cumulative effect of adopting FIN No. 48 resulted in a decrease in retained earnings of approximately $88.  The total amount of unrecognized tax benefits at June 1, 2007 was $473, which includes unrecognized tax benefits of $88 that, if recognized, would favorably affect the effective tax rate.  As of June 1, 2007, we had approximately $29 for the payment of interest recognized in our consolidated balance sheet.  The adoption of FIN No. 48 resulted in the reclassification of $38 in deferred taxes, $351 in income taxes payable and $88 in retained earnings, in aggregate to other long-term liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 retains the exchange price notion in defining fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability.  The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 expands disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The additional disclosure focuses on the inputs used to measure fair value and the effect of the measurements on net income for the reporting period.  The fair value measurement and disclosure provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position ("FSP") 157-2.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-2 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We have not yet determined the impact of adopting SFAS No. 157 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The measurement and disclosure provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We did not elect to measure any existing financial instruments or other items at fair value.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," that requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  SFAS No. 141(R) requires that the acquirer be identified and that the acquirer recognize the fair values of the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date.  In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008.  We have not yet determined the impact of adopting SFAS No. 141(R) on our results of operations and financial condition.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

2.  DIVESTITURES

Effective May 1, 2005 (the first day of Haleko’s fiscal 2006), we sold our Haleko Unit to Atlantic Grupa of Zagreb, Croatia and certain of its subsidiaries for $15,089 in cash. The transaction included the sale of the capital stock and partnership interests of the international subsidiaries that operate the Haleko Unit. In connection with the sale, we incurred transaction related costs of $687 and relinquished cash of $719. In accordance with SFAS No. 144, we recognized an impairment loss of $9,346 in fiscal 2005 as the cash proceeds, net of the transaction related costs and including a realized foreign currency translation loss of $723, were less than the carrying value of our Haleko Unit’s long-lived assets. Historical operating results for our Haleko Unit are reflected as discontinued operations in our fiscal 2006 financial statements, including the notes thereto for all periods presented.

Summarized financial information included in discontinued operations for fiscal 2006, is as follows:

Net sales	$—
Pre-tax loss	(199)
Income tax benefit	(72)
Net loss	(127)

3.  AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist primarily of ARS, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value, which approximates unamortized cost, consist of the following at May 31:

	2008	2007

Federal, state and municipal debt securities	$3,764	$32,529
Corporate debt securities	799	9,038
Corporate equity securities	—	4,250

	$4,563	$45,817

Less long-term portion	1,265	—

Total	$3,298	$45,817

Despite the underlying long-term contractual maturity of ARS, there has generally been a ready liquid market for these securities based on the interest reset mechanism.  Historically, these securities were classified as current assets due to our intent and ability to sell these securities as necessary to meet current liquidity needs.  However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with certain of our remaining ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.  At May 31, 2008, total available-for-sale securities included $2,065 in ARS; $800 of which were liquidated by the issuer subsequent to May 31, 2008 and are included in current assets, and $1,265 of which experienced remarketing failures and are included in long-term assets. The remaining ARS consist primarily of fully insured, AAA rated municipal or state agency issued securities.  Contractual maturities of debt securities at May 31, 2008 are as follows:

Less than one year	$2,498
One to five years	—
Over five years	2,065

$4,563

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

In determining the fair value of our available-for-sale securities at May 31, 2008, we have taken into consideration fair values determined by the financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate and our current liquidity position.  The amount of unrealized gains or losses for fiscal 2008, 2007 and 2006 was not significant.

4.  RECEIVABLES, NET

Receivables, net, consist of the following at May 31:

	2008	2007

Trade accounts	$21,938	$19,467
Refundable income taxes	1,969	—
Other	162	426

	24,069	19,893
Less allowances for doubtful accounts, sales returns and discounts	(1,533)	(2,161)

Total	$22,536	$17,732

5.  INVENTORIES

Inventories consist of the following at May 31:

	2008	2007

Raw materials	$9,458	$8,960
Work in process	1,897	2,340
Finished goods	17,878	12,398

Total	$29,233	$23,698

6.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at May 31:

	2008	2007

Furniture and equipment	$34,203	$33,018
Leasehold improvements	11,822	11,727
Construction in progress	672	452

	46,697	45,197
Less accumulated depreciation and amortization	(33,130)	(30,759)

Total	$13,567	$14,438

Purchase of property and equipment included in accounts payable amounted to $561, $158 and $230, respectively, for fiscal 2008, 2007 and 2006.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

7.  GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following at May 31:

	2008			2007
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets - patents and trademarks	$2,090	$(2,090)	$—	$2,090	$(2,090)	$—

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.

8.  ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:

	2008	2007

Accrued personnel related costs	$4,011	$3,495
Accrued promotional costs	5,117	4,642
Other	2,025	2,405

Total	$11,153	$10,542

9.  INCOME TAXES

The components of income tax expense for fiscal 2008, 2007 and 2006, are as follows:

	2008	2007	2006
Federal:
Current	$6,246	$8,097	$2,647
Deferred	58	(178)	682
Change in valuation allowance	—	(654)	(1,185)

Foreign:
Current	—	—	—
Deferred	—	—	1,847
Change in valuation allowance	—	—	(1,847)

State and local:
Current	681	784	192
Deferred	7	126	135
Change in valuation allowance	—	—	(78)

Total	$6,992	$8,175	$2,393

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:

	2008	2007	2006

Computed Federal income tax expense at the statutory rate of 35% (2008 and 2007) and 34% (2006)	$6,403	$7,214	$6,242
Change in valuation allowance	—	(654)	(3,110)
State income tax expense	688	910	327
Tax exempt interest	(292)	(504)	(275)
Foreign currency translation	—	—	(548)
Recapture of previously recognized tax losses, and other	193	1,209	(243)

Total	$6,992	$8,175	$2,393

During fiscal 2006, as a result of the completion of an IRS audit and a German tax audit, we recognized an income tax benefit of approximately $1,672, which includes reversal of a valuation allowance and other contingent liabilities previously established against certain net operating loss carryforwards. In addition, we recognized income tax benefit of approximately $1,503, due to the adjustment of the IRS Code Section 987 gain recognized as a result of the sale of our Haleko Unit.

During fiscal 2007, we recognized approximately $757 in incremental net tax liabilities resulting from the impact of recapturing certain previously recognized tax losses, partially offset by further adjustment of the IRS Code Section 987 gain and valuation allowances, and the reduction of certain contingent tax liabilities.

Net cash income tax payments amounted to $10,574, $7,553 and $2,318, respectively, for fiscal 2008, 2007 and 2006.

Net deferred income taxes consist of the following at May 31:

	2008		2007
	Current	Long-Term	Current	Long-Term
Assets:
Accounts receivable allowances	$464	$—	$703	$—
Inventories adjustment	834	74	735	—
Accrued vacation, bonuses, dividends and other	1,176	2,101	759	1,758

Total	2,474	2,175	2,197	1,758

Liabilities:
Basis differences in fixed and intangible assets	—	(1,603)	—	(1,421)
Prepaid insurance	(511)	—	—	—
Other	(202)	(31)	(205)	—

Total	(713)	(1,634)	(205)	(1,421)

Deferred income taxes, net	$1,761	$541	$1,992	$337

At May 31, 2008, we have no net operating loss, capital loss or tax credit carryforwards. The amount of the deferred tax assets considered realizable, could be reduced or increased in the near-term if facts, including the amount of taxable income, differs from our estimates.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

We adopted the provisions of FIN No. 48 on June 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 1, 2007	$444
Additions based on the tax positions related to the current year	37
Additions for tax positions of prior years	—

Balance at May 31, 2008	$481

Approximately $85 of the total unrecognized tax benefits as of May 31, 2008, if recognized, would affect the effective tax rate.  It is anticipated that unrecognized tax benefits for certain timing differences related to the fiscal 2005 disposition of the Weider branded business will decrease by approximately $384 within the next 12 months due to the lapse of applicable statute of limitations.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During fiscal 2008, we recognized $14 in interest and penalties and we had $43 in interest and penalties accured at May 31, 2008.  We file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2004, and we are no longer subject to state and local income tax examinations for years prior to fiscal 2003.

10.  CASH DIVIDEND

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record of Class A and Class B common stock at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, the Company had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options, and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $44,917, presuming 100% vesting of shares underlying equity awards; $22,457 for holders of Class A common stock, including $4,883 for Class A common stock underlying certain equity awards, and $22,460 for the holder of Class B common stock.  Approximately 98% of the stock options and restricted stock units had vested as of May 31, 2008.  To the extent these equity awards were unvested at May 31, 2008, the $1.50 per share dividend was not, and will not be, distributed until after such equity awards become vested.

In connection with the dividends paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options and certain restricted stock units, we recognized non-cash compensation expense and corresponding increase in additional paid-in capital of $4,857, and cash compensation expense of $63, during fiscal 2008.  Subject to future vesting of these equity awards, compensation expense of approximately $27, together with a corresponding increase in additional paid-in capital will subsequently be recognized.

11.  OTHER ACCUMULATED COMPREHENSIVE INCOME

We had no other comprehensive income for fiscal 2008 and 2007. For fiscal 2006, the components of other comprehensive income are as follows:

	Pre-tax Income	Tax Expense	Net Income
Foreign currency translation adjustments:
Unrealized gains	$—	$—	$—
Reclassification adjustment for realized loss (gain )	688	855	(167)

Net unrealized gain (loss)	$688	$855	$(167)

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

12.  EARNINGS PER SHARE

The reconciliation of numerators and denominators basic and diluted earnings per share computations for fiscal 2008, 2007 and 2006, are as follows:

	2008	2007	2006
Income available to common shareholders (numerator):
Income from continuing operations	$11,302	$12,436	$15,966
Adjustments	—	—	—

Income on which basic and diluted earnings per share are calculated	$11,302	$12,436	$15,966

Weighted-average number of common shares outstanding (denominator):
Basic	26,636,315	26,531,682	26,274,066
Add-incremental shares from restricted stock	5,024	49,912	141,990
Add-incremental shares from restricted stock units	676,461	—	—
Add-incremental shares from stock options	681,955	761,670	583,184

Diluted	27,999,755	27,343,264	26,999,240

Options to purchase 32,000 shares of Class A common stock at prices ranges from $6.00 to $7.05 per share were outstanding during fiscal 2008 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

Shares available for grant include 3,200,000 shares of Class A common stock reserved for issuance under the 2004 Plan, plus the number of shares of Class A common stock that as of the date of adoption of the 2004 Plan were, or thereafter would otherwise become, available for issuance under the 1997 Plan.

Stock options granted under the 1997 Plan and 2004 Plan primarily become exercisable after one to five years from the date of grant in equal, ratable amounts on each successive anniversary date. Stock options expire no later than eight years after the date of grant under the 1997 Plan and no later than ten years after the date of grant under the 2004 Plan.

Prior to March 1, 2006, we applied APB Opinion No. 25 in accounting for our stock options. All stock options issued prior to March 1, 2006 were granted with an exercise price equal to the fair value on the date of grant and, accordingly, no compensation expense was recognized in the accompanying consolidated financial statements. Effective March 1, 2006, we adopted the measurement and recognition provisions of SFAS No. 123R in accounting for stock options granted after the adoption date. For purposes of applying SFAS No. 123 for stock options granted prior to the adoption of SFAS No. 123R, and for stock options granted after the adoption of SFAS No. 123R, the fair value for these options was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for fiscal 2008, 2007 and 2006, respectively.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

	2008		2007		2006

Expected volatility	48.92%		49.57%		54.10%
Expected term	3.67	years	4.00	years	3.00	years
Risk-free interest rate	4.46%		4.57%		4.36%
Dividend yield	0.00%		0.00%		0.00%

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

Information relating to stock options issued under the 1997 Plan and 2004 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, June 1, 2005	2,246,169	$2.85
Granted	94,000	5.13
Exercised	(354,096)	2.74
Canceled, forfeited and/or expired	(85,488)	2.04

Options outstanding, May 31, 2006	1,900,585	2.78
Granted	10,000	7.01
Exercised	(83,934)	3.49
Forfeited and/or expired	—	—

Options outstanding, May 31, 2007	1,826,651	2.77
Granted	45,000	5.97
Exercised	(77,167)	3.38
Canceled, forfeited and/or expired	(5,000)	3.00

Options outstanding, May 31, 2008	1,789,484	$2.84	2.93	$6,155

Exercisable options, May 31, 2008	1,756,485	$2.79	2.84	$6,127

The weighted average grant-date fair value of options granted was $2.90, $3.06 and $2.04, respectively, for fiscal 2008, 2007 and 2006. The total intrinsic value of options exercised was $183, $242 and $881, respectively, for fiscal 2008, 2007 and 2006. We received $260, $292 and $968, respectively, for stock options exercised during fiscal 2008, 2007 and 2006.

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees. The aggregate value of the restricted shares at issuance was $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period. During fiscal 2008, 2007 and 2006, respectively, 83,800, 86,200 and 106,200 restricted shares vested. Concurrent with the annual vesting during fiscal 2008, 2007 and 2006, respectively, we reacquired (and ultimately retired) 22,676, 23,443 and 29,813 shares from certain employees in connection with the payment of individual income taxes. As a result of the termination of certain employees, 2,400 and 28,000, respectively, of these restricted shares were cancelled during fiscal 2007 and 2006. As of May 31, 2008, of the 640,000 restricted shares originally issued, 528,800 shares have vested, of which 103,338 shares were reacquired (and retired), 111,200 shares have been cancelled.

During fiscal 2008 and 2007, respectively, we granted 114,157 and 32,360 restricted shares and restricted stock units to employee or non-employee directors at an average grant date fair value of $5.74 and $6.18 per share.  The shares generally vest over three years.  Unvested shares were 133,144 and 32,360, respectively, at May 31, 2008 and 2007.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Stock-based compensation expense for stock options, restricted stock units and restricted shares amounted to $327, $473 and $242, respectively, and the related tax benefit was approximately $125, $189 and $96, respectively, for fiscal 2008, 2007 and 2006. At May 31, 2008, total unrecognized compensation cost related to these non-vested share-based compensation awards was approximately $634, which is expected to be recognized over a weighted average period of 1.9 years.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”). On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees. Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements. The Units vest based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008. The performance criteria upon which the Units vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital. Based upon the amount of Business Value Credited in accordance with the formula, the Units were vested in full at May 31, 2008.  The grant date fair value of each Unit was $5.11. We recognize compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. For fiscal 2008, 2007 and 2006, respectively, we recognized compensation expense of $3,364, $3,421 and $514, and the related tax benefit was approximately $1,286, $1,364 and $205.

14.  COMMITMENTS AND CONTINGENCIES

Leases — We lease warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through 2013. At May 31, 2008, future minimum payments of $11,356 under these non-cancelable operating leases are due as follows: $2,452 (2009), $2,351 (2010), $2,316 (2011), $2,311 (2012), and $1,926 (2013). Rental expense was $2,584, $2,413 and $2,344, respectively, for fiscal 2008, 2007 and 2006.

Purchase Commitments — We are committed to future purchases primarily for inventory related items, including raw materials, packaging and outsourced contract manufacturing, under open purchase orders for specified quantities with fixed price provisions aggregating $18,367 at May 31, 2008.

Credit Facility — On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”) (formerly Weider Nutrition Group, Inc.), a $25,000 revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent. On August 23, 2006 we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009. The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions. Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG. If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets. In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25,000 or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory. Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate. The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At May 31, 2008, there were no amounts outstanding and $25,000 was available for borrowing under the Credit Facility.

Cash interest payments amounted to $113, $136 and $110, respectively, for fiscal 2008, 2007 and 2006.

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

Royalties - Pursuant to an agreement with WHF and certain other parties, Mariz Gestao E Investimentos Limitada (“Mariz”) obtained the exclusive international rights to use the trademarks and brand names used by WHF and its affiliates on or prior to December 1996. Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of a director are included among the beneficiaries. Pursuant to a sublicense agreement with Mariz dated as of December 1, 1996, we obtained the exclusive international worldwide rights to use these trademarks and brand names outside the United States, Canada, Mexico, Spain and Portugal (for which countries we have the rights outside of the Mariz sublicense), except in Japan. (see discussion below) Certain terms of the sublicense were amended and the rights under the sublicense to the Weider name and certain related trademarks were transferred as of March 1, 2005 in connection with the sale of our Weider branded business to Weider Global Nutrition, LLC ("WGN"), a wholly owned subsidiary of WHF.

Click here (to quickly navigate through this document)

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

On September 19, 2007, we entered into a license agreement with Mariz providing for non-exclusive rights to use the Schiff and Move Free trademarks in connection with the sale of joint care products to Costco Wholesale Corporation (“Costco”) in Japan.  The initial term of the license agreement is for three years following the launch of our product into Japan.  We may renew the license agreement for two successive three-year terms if certain minimum sales levels are achieved during the third and sixth years following the product launch.  The license agreement provides that we pay royalties equal to 5% of joint care product sales to Costco in Japan with guaranteed minimum annual royalties ranging from $100 to $225 for each year the agreement is in effect.  Each party has certain termination rights, and depending on which party terminates and the reason for the termination, we may continue to owe the guaranteed minimum royalties for a period following termination of the license agreement.

Royalty expense, related to the Mariz licensing agreements, amounted to $286, $135 and $155, respectively, for fiscal 2008, 2007 and 2006. In addition, during fiscal 2007, we also reimbursed Mariz approximately $108 for certain costs and expenses incurred by Mariz at our request in connection with certain litigation and the acceleration of obtaining certain intellectual property rights in the United Kingdom relating to the Move Free trademark.

Retirement Plan - We sponsor a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements. We make discretionary contributions of 50% of the employee’s contributions up to the first six percent (seven percent effective January 1, 2008) of the employee’s compensation. Contribution expense amounted to $457, $423 and $395, respectively, for fiscal 2008, 2007 and 2006.

Income and Other Taxes - We have recorded certain contingent liabilities for uncertainties relating to tax benefits reflected in our financial statements. These contingent tax liabilities total approximately $129 and $480, respectively, at May 31, 2008 and 2007.

15.  RELATED PARTY TRANSACTIONS

Significant related party transactions, not otherwise disclosed, are summarized below.

We provide contract manufacturing services to WGN. For fiscal 2008, 2007 and 2006, respectively, net sales to WGN were $1,308, $2,175 and $2,658, with a gross profit of $120, $204 and $317. In addition, we received $465, $559 and $613 (reflected as a reduction in operating expenses), respectively, for certain general and administrative, research and development, and logistics services provided to WGN during fiscal 2008, 2007 and 2006.  At May 31, 2008 and 2007, respectively, net receivables from WGN totaled $377 and $429.

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

16.  QUARTERLY RESULTS (UNAUDITED)

Quarterly results (unaudited) for fiscal 2008 and 2007 are as follows:

	Quarter Ended
	Aug. 31	Nov. 30	Feb. 29	May 31
2008:
Net sales	$40,727	$39,535	$46,208	$50,444
Gross profit	16,421	16,561	20,414	21,027
Income from operations	1,852	4,127	6,143	4,242
Income tax expense	1,002	1,725	2,524	1,741
Net income	1,648	2,803	4,043	2,808
Basic net income per share	0.06	0.11	0.15	0.10
Diluted net income per share	0.06	0.10	0.14	0.10

	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2007:
Net sales	$45,652	$38,817	$44,999	$43,188
Gross profit	17,116	16,177	16,429	18,975
Income from operations	4,332	2,646	4,485	6,213
Income tax expense	1,754	1,125	1,960	3,336
Net income	3,263	2,249	3,241	3,683
Basic net income per share	0.12	0.08	0.12	0.15
Diluted net income per share	0.12	0.08	0.12	0.13

Click here (to quickly navigate through this document)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2008, 2007 and 2006
(in thousands)

Description	Balance at Beginning of Year	Reductions Charged to Costs / Expenses	Additions Charged to Net Sales	Reductions due to Divestiture	Deductions / Write-offs	Balance at End of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2006	$1,270	$(109)	$—	$(669)	$(61)	$431
2007	$431	$(54)	$—	$—	$3	$380
2008	$380	$—	$—	$—	$(59)	$321

ALLOWANCE FOR SALES RETURNS AND DISCOUNTS:
2006	$3,492	$—	$7,369	$(88)	$(7,884)	$2,889
2007	$2,889	$—	$6,993	$—	$(8,101)	$1,781
2008	$1,781	$—	$7,069	$—	$(7,638)	$1,212

DEFERRED TAXES VALUATION ALLOWANCE:
2006	$3,764	$(3,110)	$—	$—	$—	$654
2007	$654	$(654)	$—	$—	$—	$—
2008	$—	$—	$—	$—	$—	$—