Form 10-Q
period 2008-08-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2008-10-08
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

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

As of October 6, 2008 the registrant had outstanding 12,405,559 shares of Class A common stock and 14,973,148 shares of Class B common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2008	May 31, 2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$44,400	$45,979
Available-for-sale securities	1,000	3,298
Receivables, net	24,478	22,536
Inventories	32,013	29,233
Prepaid expenses and other	1,277	1,948
Deferred taxes, net	2,564	1,761

Total current assets	105,732	104,755

Property and equipment, net	13,025	13,567

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	1,265	1,265
Deposits and other assets	8	12
Deferred taxes, net	503	541

Total other assets	6,122	6,164

Total assets	$124,879	$124,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,911	$11,075
Accrued expenses	9,745	11,153
Dividends payable	45	1,046
Income taxes payable	671	—

Total current liabilities	21,372	23,274

Long-term liabilities:
Dividends payable	1,193	1,201
Other	535	524

Total long-term liabilities	1,728	1,725

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-12,296,270 and 11,782,390	123	118
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	88,430	89,393
Retained earnings	13,076	9,826

Total stockholders' equity	101,779	99,487

Total liabilities and stockholders' equity	$124,879	$124,486

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended August 31,
	2008	2007

Net sales	$47,790	$40,727

Cost of goods sold	29,912	24,306

Gross profit	17,878	16,421

Operating expenses:
Selling and marketing	8,133	6,756
General and administrative	3,737	6,787
Research and development	988	1,026

Total operating expenses	12,858	14,569

Income from operations	5,020	1,852

Other income (expense):
Interest income	307	821
Interest expense	(26)	(27)
Other, net	(2)	4

Total other income, net	279	798

Income before income taxes	5,299	2,650
Income tax expense	2,050	1,002

Net income	$3,249	$1,648

Weighted average shares outstanding:
Basic	27,210,303	26,622,423
Diluted	28,627,446	27,426,939

Net income per share:
Basic	$0.12	$0.06
Diluted	$0.11	$0.06

Comprehensive income	$3,249	$1,648

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Three Months Ended August 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,249	$1,648
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(765)	(264)
Depreciation and amortization	805	886
Amortization of financing fees	4	4
Stock-based compensation	106	3,937
Excess tax benefit from equity instruments	(161)	(262)
Other	3	2
Changes in operating assets and liabilities:
Receivables	(1,942)	(300)
Inventories	(2,780)	(1,777)
Prepaid expenses and other	671	808
Deposits and other assets	—	31
Accounts payable	(183)	67
Other current liabilities	(576)	(1,850)
Other long-term liabilities	11	10

Net cash provided by (used in) operating activities	(1,558)	2,940

Cash flows from investing activities:
Purchase of property and equipment	(245)	(1,664)
Purchase of available-for-sale securities	(500)	(6,040)
Proceeds from sale of available-for-sale securities	2,800	27,852

Net cash provided by investing activities	2,055	20,148

Cash flows from financing activities:
Proceeds from stock options exercised	—	34
Purchase and retirement of common stock	(1,226)	(120)
Excess tax benefit from equity instruments	161	262
Dividends paid	(1,009)	(42,618)

Net cash used in financing activities	(2,074)	(42,442)

Effect of exchange rate changes on cash	(2)	—

Decrease in cash and cash equivalents	(1,579)	(19,354)
Cash and cash equivalents, beginning of period	45,979	34,463

Cash and cash equivalents, end of period	$44,400	$15,109

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.  BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) of Schiff Nutrition International, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) do not include all disclosures provided in our annual consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2008 as filed with the Securities and Exchange Commission (“SEC”).  The May 31, 2008 condensed consolidated balance sheet, included herein, was derived from our audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes.  We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

In our opinion, the accompanying interim financial statements contain all material adjustments necessary for a fair presentation of our financial position and results of operations.  Results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that we may achieve for any other interim period or for the entire year.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Incentive Award Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”).  On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees.  Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements.  The Units vested based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008.  The performance criteria upon which the Units vested was based upon a “Business Value Created” formula, which was comprised of two performance criteria components: operating earnings and return on net capital.  Based upon the amount of Business Value Created in accordance with the formula, the Units vested in full at May 31, 2008.  The grant date fair value of each Unit was $5.11.  We recognized compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria would be achieved.  For the fiscal 2008 first quarter, we recognized compensation expense of $812, and the related tax benefit of approximately $324.

During the fiscal 2009 first quarter, we issued, at $5.47 per share, 466,891 shares of Class A common stock, net of 206,509 shares withheld and effectively reacquired in connection with the payment of individual income taxes, to certain employees for certain Units vested at May 31, 2008.  The shares underlying the remaining vested Units will be issued on specified future dates in accordance with previous deferral elections as determined by certain recipients.  Also during the fiscal 2009 first quarter, we withheld and effectively reacquired, at an average price of approximately $6.77 per share, 48,812 shares from certain employees in connection with non-cash net settlement(s) resulting from options exercised.  Pursuant to our 2004 Incentive Award Plan, we provide a net settlement arrangement for employees and directors whereby we withhold shares with a fair value on the date of exercise equal to the option exercise price from shares that would otherwise be issued upon exercise of the vested options.  Concurrent with the net settlement(s), we withheld and effectively reacquired, at an average price of approximately $6.77 per share, 14,199 additional shares in connection with the payment of individual income taxes.

Purchase of property and equipment included in accounts payable amounted to $18 and $336, respectively, for the fiscal 2009 and 2008 first quarters.

2.  AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of auction rate securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which primarily occur every 7 to 35 days, other variable rate debt securities and certificates of deposit.

Available-for-sale securities at fair value, which approximates unamortized cost, consist of the following:

	August 31, 2008	May 31, 2008

Federal, state and municipal debt securities	$965	$3,764
Corporate debt securities	800	799
Certificate of deposit	500	—

	2,265	4,563
Less long-term portion	1,265	1,265

	$1,000	$3,298

Despite the underlying long-term contractual maturity of ARS, there was generally a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.  At August 31, 2008, total available-for-sale securities included $1,265 in ARS which experienced remarketing failures and are included in long-term assets.  These ARS consist primarily of fully insured, AAA rated municipal or state agency issued securities. Contractual maturities of debt securities are as follows at August 31, 2008:

Less than one year	$500
One to five years	—
Over five years	1,265

Total	$1,765

The amount of unrealized gains or losses for the fiscal 2009 and 2008 first quarter was not significant.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Available-for-sale securities were measured at fair value at August 31, 2008, using:

Quoted prices in active markets for identical assets (Level 1)	$1,000
Significant other observable inputs (Level 2)	—
Significant unobservable inputs (Level 3)	1,265

$2,265

There were no changes in the beginning and ending balances, including gains or losses, purchases, sales, issuances or settlements, or transfers in or out, of available-for-sale securities measured at fair value using significant unobservable inputs.

3.  RECEIVABLES, NET

Receivables, net, consist of the following:

	August 31, 2008	May 31, 2008

Trade accounts	$26,493	$21,938
Refundable income taxes	—	1,969
Other	59	162

	26,552	24,069
Less allowances for doubtful accounts, sales returns and discounts	(2,074)	(1,533)

Total	$24,478	$22,536

4.  INVENTORIES

Inventories consist of the following:

	August 31, 2008	May 31, 2008

Raw materials	$12,093	$9,458
Work in process	1,414	1,897
Finished goods	18,506	17,878

Total	$32,013	$29,233

5.  GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	August 31, 2008			May 31, 2008
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$700	$(700)	$—	$2,090	$(2,090)	$—

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.

The carrying amount of goodwill did not change during the fiscal 2009 and 2008 first quarters.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

6.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31, 2008	May 31, 2008

Accrued personnel related costs	$1,822	$4,011
Accrued promotional costs	6,069	5,117
Other	1,854	2,025

Total	$9,745	$11,153

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

8.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations (dollars in thousands):

	Three Months Ended August 31,
	2008	2007

Income available to common shareholders (numerator):
Net income	$3,249	$1,648
Adjustments	—	—

Income on which basic and diluted earnings per share are calculated	$3,249	$1,648

Weighted-average number of common shares outstanding (denominator):
Basic	27,210,303	26,622,423
Add-incremental shares from restricted stock	14,763	—
Add-incremental shares from restricted stock units	740,758	127,564
Add-incremental shares from stock options	661,622	676,952

Diluted	28,627,446	27,426,939

Options to purchase 32,000 shares of Class A common stock at prices ranges from $6.00 to $7.05 per share were outstanding during the fiscal 2009 first quarter but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

9.  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable.  Historically, we invested our excess cash in high-quality, liquid money market accounts, commercial paper, ARS and other variable rate debt and equity securities.  While the underlying securities generally have contractual maturities between 20 and 30 years, the interest rates on ARS typically reset at intervals between 7 to 35 days.  Despite the underlying long-term maturity of these securities, from the investor’s perspective, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature.  As a result, we generally had the ability to quickly liquidate these securities.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

As a result of current negative liquidity and uncertainty in financial credit markets, we elected to liquidate our investments in ARS and other variable rate debt securities.  Proceeds from the sale of these available-for-sale securities were invested in money market accounts, certificates of deposit, United States Treasury Bills with maturities of three months or less, and high-quality commercial paper, substantially all of which are included in cash and cash equivalents.  Generally, our cash and cash equivalents exceed Federal Deposit Insurance Corporation limits on insurable amounts; thus exposing us to certain credit risk.  We minimize our risk by investing in or through major financial institutions.  We have not experienced any realized losses on our cash equivalents and available-for-sale securities.

At August 31, 2008, we held approximately $2,265 in available-for-sale securities; consisting of approximately $1,265 in ARS, along with corporate debt securities and a certificate of deposit.  The ARS consist primarily of fully insured, AAA rated municipal or state agency issued securities. In determining the fair value of our available-for-sale securities at August 31, 2008, we have taken into consideration fair values determined by the financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position. Although we believe the remaining ARS and other available-for-sale securities will ultimately be liquidated at or near our current carrying value, any substantial impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant.  At August 31, 2008 and May 31, 2008, respectively, amounts due from Customer A represented approximately 37% and 53%, and amounts due from Customer B represented approximately 39% and 24%, of total trade accounts receivable.  For the first quarter of fiscal 2009 and 2008, respectively, Customer A accounted for approximately 44% and 39% and Customer B accounted for approximately 29% and 34% of total net sales.  Net sales of our Schiff® Move Free® brand accounted for approximately 41% and 51%, respectively, of total net sales for the fiscal 2009 and 2008 first quarters.

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

11.  RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 retains the exchange price notion in defining fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability.  The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 expands disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The additional disclosure focuses on the inputs used to measure fair value and the effect of the measurements on net income for the reporting period.  The fair value measurement and disclosure provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position ("FSP") 157-2.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-2 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  On June 1, 2008, we applied the provisions of SFAS No. 157 to our financial assets and liabilities.  The partial adoption of SFAS No. 157 did not significantly impact our results of operations and financial condition.  Pursuant to FSP 157-2, we have not yet applied the provisions of SFAS No. 157 to certain non-financial assets and liabilities, including primarily property and equipment, goodwill and other intangible assets.  We have not yet determined the impact of applying the provisions of SFAS No. 157 to such assets and liabilities on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The measurement and disclosure provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We did not elect to measure any such existing financial instruments or other items at fair value.

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

General

Schiff Nutrition International, Inc. develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  We offer a broad range of capsules, tablets and nutrition bars.  Our portfolio of recognized brands, including Schiff, Move Free and Tiger’s Milk®, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

During fiscal 2008 and the fiscal 2009 first quarter, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  During our fiscal 2008 third quarter, we announced the introduction of smaller tablets for our existing Move Free items as well as the launch of a Move Free line extension.  Operating results for fiscal 2009, as compared to fiscal 2008, are impacted by the shifting of advertising support from the first half to the second half of fiscal 2008 in support of these Move Free marketing initiatives.  As a result, advertising expense for the first quarter of fiscal 2009 was greater than the amount recognized in the corresponding prior year period.  Operating results for fiscal 2009 are also impacted by incremental private label business awarded in the latter part of fiscal 2008.  The incremental business coupled with increased volume from existing business resulted in a significant change in quarter over quarter sales mix.   The significant increase in lower-margin private label sales resulted in an overall lower gross profit margin for the fiscal 2009 first quarter, as compared to the fiscal 2008 first quarter.   During the latter part of fiscal 2008, we introduced MegaRed®, an omega-3 krill oil product, into Costco.  During the fiscal 2009 first quarter, we continued the introduction of MegaRed into certain other retail accounts.  During fiscal 2008 and continuing in fiscal 2009, we are attempting to increase distribution of our joint care products in international markets.  Subject to competitive joint care product category pricing pressures, including private label, the success of incremental private label and new product sales and the ability to increase our distribution in international markets, we expect a low double-digit increase in fiscal 2009 net sales, as compared to fiscal 2008 net sales, primarily driven by incremental private label business.

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

Recently, we have experienced increases in certain raw material prices.  Although, the impact of these increases on fiscal 2009 first quarter gross profit was minimal, these increases could have a more negative impact on our gross profit and operating results for subsequent quarters.

Our historical results have been affected by a variety of factors, including the implementation of strategic initiatives and measures intended to refine our growth and business strategies.  We continue to consider, evaluate and adjust these initiatives and our growth and business strategies to enhance our results of operations and profitability.  However, we cannot assure you that our decisions and actions relating to the implementation, adjustment or continuation of such initiatives and strategies will not adversely affect our results of operations and financial condition.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended August 31, 2008 Compared to Three Months
Ended August 31, 2007

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended August 31, (dollars in thousands):

	2008		2007

Net sales	$47,790	100.0%	$40,727	100.0%
Cost of goods sold	29,912	62.6	24,306	59.7

Gross profit	17,878	37.4	16,421	40.3
Operating expenses:
Selling and marketing	8,133	17.0	6,756	16.6
General and administrative	3,737	7.8	6,787	16.6
Research and development	988	2.1	1,026	2.5

Total operating expenses	12,858	26.9	14,569	35.7

Income from operations	5,020	10.5	1,852	4.6
Other income, net	279	0.6	798	2.0
Income tax expense	(2,050)	(4.3)	(1,002)	(2.5)

Net income	$3,249	6.8%	$1,648	4.1%

Net Sales.  Net sales increased approximately 17.3% to $47.8 million for the fiscal 2009 first quarter, from $40.7 million for the fiscal 2008 first quarter, primarily due to an increase in private label sales.

Aggregate branded net sales remained relatively constant at $32.5 million and $32.3 million, respectively, for the fiscal 2009 and 2008 first quarters.  An increase in sales volume of approximately $2.2 million, or 5.1%, was offset by an increase in sales promotional incentives classified as sales price reductions and an increase in actual and potential product returns.  Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  The increase in branded sales volume was primarily attributable to the introduction of new products, partially offset by a decrease in overall joint care category sales volume.  Move Free net sales were $19.4 million and $20.8 million, respectively, for the fiscal 2009 and 2008 first quarters. The decrease primarily resulted from an increase in promotional incentives and product returns.

Private label sales increased approximately 81.9% to $15.3 million for the fiscal 2009 first quarter, from $8.4 million for the fiscal 2008 first quarter, primarily due to incremental business awarded in the latter part of fiscal 2008 and an increase in customer promotional activity on existing business.  Private label sales are expected to continue to increase in fiscal 2009, compared to fiscal 2008, due to incremental business and volume increases in existing business.

Gross Profit.  Gross profit increased approximately 8.9% to $17.9 million for the fiscal 2009 first quarter, from $16.4 million for the fiscal 2008 first quarter.  Gross profit, as a percentage of net sales, decreased to 37.4% for the fiscal 2009 first quarter, from 40.3% for the fiscal 2008 first quarter.  These changes reflect the significant increase in private label sales volume resulting in a much higher mix of lower-margin private label sales.  Increasing raw material costs did not significantly impact the fiscal 2009 first quarter, but could negatively impact subsequent fiscal 2009 quarters.

Operating Expenses.  Operating expenses decreased approximately 11.7% to $12.9 million for the fiscal 2009 first quarter, from $14.6 million for the fiscal 2008 first quarter.  Operating expenses, as a percentage of net sales, were 26.9% and 35.7%, respectively, for the fiscal 2009 and 2008 first quarters.  The decrease in operating expenses resulted primarily from a significant decrease in general and administrative expenses, partially offset by an increase in selling and marketing expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $8.1 million for the fiscal 2009 first quarter, from $6.8 million for the fiscal 2008 first quarter, primarily due to an increase in advertising and other promotional expenses and an increase in freight costs.  The increase in advertising is primarily due to the impact of shifting advertising spending from the first half to the second half of fiscal 2008 in support of certain Move Free marketing initiatives.  Freight costs increased due to higher sales volumes and increases in fuel costs.

General and administrative expenses decreased to approximately $3.7 million for the fiscal 2009 first quarter, from approximately $6.8 million for the fiscal 2008 first quarter.  The fiscal 2008 first quarter includes the recognition of approximately $2.8 million in incremental compensation expense for the special dividend.  The special dividend compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units.  The fiscal 2008 first quarter also includes an approximate $0.7 million expense associated with the previous long-term management incentive plan.  Development of a new long-term incentive plan is currently in process.  These reductions were partially offset by moderate increases in other personnel related costs and professional fees.

Research and development costs remained relatively constant at approximately $1.0 million for the fiscal 2009 and 2008 first quarters.

Other Income/Expense.  Other income, net, was $0.3 million for the fiscal 2009 first quarter, compared to $0.8 million for the fiscal 2008 first quarter.  The decrease was primarily due to a reduction in interest income resulting from a decrease in cash and available-for-sale securities reflecting the impact of the fiscal 2008 first quarter special dividend, which was funded from cash and liquidation of available-for-sale securities.

Provision for Income Taxes.  Provision for income taxes was $2.1 million for the fiscal 2009 first quarter, compared to $1.0 million for the fiscal 2008 first quarter.  The increase resulted from an increase in pre-tax income and a moderate increase in our effective tax rate primarily due to a decrease in tax-exempt interest income.  The fiscal 2009 first quarter tax rate was 38.7%, compared to the fiscal 2008 first quarter tax rate of 37.8%.

Liquidity and Capital Resources

Working capital increased approximately $2.9 million to $84.4 million at August 31, 2008, from $81.5 million at May 31, 2008.  An approximate $3.9 million reduction in cash and cash equivalents and available-for-sale securities includes, among other factors, an increase in inventories, a decrease in accrued expenses, the payment of approximately $1.0 million in dividends resulting from the vesting of certain restricted stock units and the payment of approximately $1.1 million in individual income taxes resulting from withholding and effectively reacquiring 206,509 shares of the 673,400 shares of Class A common stock issued in exchange for the fully vested restricted stock units.  The approximate $2.8 million increase in inventories primarily reflects an increase in both quantities and costs of certain raw materials.  The approximate $1.4 million decrease in accrued expenses was primarily due to the payment of accrued management annual incentive costs, partially offset by an increase in accrued promotional expenses.  In addition, net receivables increased approximately $1.9 million, reflecting an approximate $4.0 million increase in net trade accounts receivable primarily due to an increase in net sales for August of fiscal 2009, as compared to May of fiscal 2008, partially offset by a $2.0 million reduction in refundable income taxes.  The overall $2.6 million change in income taxes receivable/payable was primarily due to fiscal 2009 first quarter operating results.  Prepaid expenses also decreased approximately $0.7 million, primarily due to a reduction in prepaid insurance as certain annual insurance policies were renewed at September 1, 2008.

As a result of current negative liquidity and uncertainty in financial credit markets, we have continued to liquidate our investments in ARS and other variable rate debt securities.  Proceeds from the sale of these available-for-sale securities were invested in money market accounts, certificates of deposit, United States Treasury Bills with maturities of three months or less, and high-quality commercial paper, substantially all of which are included in cash and cash equivalents.  At August 31, 2008, we held approximately $2.3 million in available-for-sale securities; including approximately $1.3 million in ARS, which are generally fully insured, AAA rated municipal or state agency issued securities.  Although we have experienced failed auctions with each of these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer; we believe we will be able to successfully liquidate these investments in a reasonable period of time.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our current liquidity needs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc.  (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent.  In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG.  If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets.  In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory.  Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate.  The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  At August 31, 2008, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

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

A summary of our outstanding contractual obligations at August 31, 2008 is as follows (in thousands):

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$10,720	$2,403	$4,658	$3,659	$—
Purchase obligations(1)	21,828	21,828	—	—	—

Total obligations	$32,548	$24,231	$4,658	$3,659	$—

(1)	Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of share-based payments and recoverability of long-lived assets.  Note 1 of Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2008, filed with the SEC, describes the accounting policies governing each of these matters.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For both the fiscal 2009 and 2008 first quarters, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.1 million.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in an decrease in our gross profit and operating income of approximately $0.5 million for the fiscal 2009 first quarter.  Changes in these allowances did not significantly impact gross profit and operating income for the fiscal 2008 first quarter.  At August 31, 2008 and May 31, 2008, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $2.1 million and $1.5 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the fiscal 2009 and 2008 first quarters.  At both August 31, 2008 and May 31, 2008, unrecognized tax benefits totaled approximately $0.5 million.

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At August 31, 2008 and May 31, 2008, deferred tax asset valuation allowances were nil.

•
We recognized compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria would be achieved.  Our periodic assessment of the probability that the performance criteria would be achieved considered such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the fiscal 2009 first quarter, we did not recognize any compensation expense since the performance criteria for existing awards was achieved and the equity instruments were fully vested as of May 31, 2008.  For the fiscal 2008 first quarter, we recognized compensation expense related to existing awards of approximately $0.8 million

•
We have certain intangible assets, primarily consisting of goodwill, which are tested for impairment at least annually.  The determination of whether or not goodwill is impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at August 31, 2008.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (5)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (5)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (6)

1.	Previously field in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
2.	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
3.	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
4.	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
5.	Filed herewith.
6.	Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: October 8, 2008	By:	/s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: October 8, 2008	By:	/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer