Form 10-Q
period 2008-11-30
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2009-01-09
CIK 1022368

Click here to quickly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

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
Non-Accelerated Filer ❑(Do not check if a smaller reporting company)                                     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ❑  No ☑

As of January 8, 2009 the registrant had outstanding 12,512,293 shares of Class A common stock and 14,973,148 shares of Class B common stock.

Schiff Nutrition International, Inc.
Index

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (3 months)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (6 months)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND OTHER MATTERS
2.	AVAILABLE-FOR-SALE SECURITIES
3.	RECEIVABLES, NET
4.	INVENTORIES
5.	GOODWILL AND INTANGIBLE ASSETS, NET
6.	ACCRUED EXPENSES
7.	CAPITAL STRUCTURE
8.	EARNINGS PER SHARE
9.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS
10.	COMMITMENTS AND CONTINGENCIES
11.	RECENTLY ISSUED ACCOUNTING STANDARDS
12.	SUBSEQUENT EVENT

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-	General
-	Recent Events
-	Results of Operations (3 months)
-	Results of Operations (6 months)
-	Liquidity and Capital Resources
-	Critical Accounting Policies and Estimates
-	Impact of Inflation
-	Seasonality

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4T.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

Exhibit 10.2.	Amendment No. 3 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan dated December 8, 2008
Exhibit 10.3.	Amendment No. 4 to the 1997 Equity Participation Plan of Weider Nutrition International, Inc. dated December 8, 2008
Exhibit 10.4.	Employment Agreement and Change in Control Agreement dated June 1, 2007, as amended as of October 27, 2008, between Schiff Nutrition Group, Inc. and Bruce J. Wood
Exhibit 10.5.	Form of Amended and Restated Agreement dated as of October 27, 2008 between Schiff Nutrition Group, Inc. and Certain of its Executives
Exhibit 10.6.	Consulting Agreement dated as of November 3, 2008 between Schiff Nutrition Group, Inc. and Daniel A. Thomson
Exhibit 31.1.	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2.	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1.	CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	November 30, 2008	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$44,580	$45,979
Available-for-sale securities	673	3,298
Receivables, net	23,076	22,536
Inventories	41,757	29,233
Prepaid expenses and other	2,263	1,948
Deferred taxes, net	2,427	1,761

Total current assets	114,776	104,755

Property and equipment, net	13,276	13,567

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	1,265	1,265
Other assets	4	12
Deferred taxes, net	451	541

Total other assets	6,066	6,164

Total assets	$134,118	$124,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,372	$11,075
Accrued expenses	11,978	11,153
Dividends payable	37	1,046
Short-term debt	769	—

Total current liabilities	27,156	23,274

Long-term liabilities:
Dividends payable	1,193	1,201
Other	546	524

Total long-term liabilities	1,739	1,725

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-12,456,368 and 11,782,390	124	118
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	88,961	89,393
Retained earnings	15,988	9,826

Total stockholders' equity	105,223	99,487

Total liabilities and stockholders' equity	$134,118	$124,486

See notes to condensed consolidated financial statements.
Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended November 30,
	2008	2007

Net sales	$47,293	$39,535

Cost of goods sold	29,690	22,974

Gross profit	17,603	16,561

Operating expenses:
Selling and marketing	8,412	6,737
General and administrative	3,610	4,452
Research and development	1,119	1,276
Reimbursement of import costs	—	(31)

Total operating expenses	13,141	12,434

Income from operations	4,462	4,127

Other income (expense):
Interest income	300	437
Interest expense	(38)	(42)
Other, net	(2)	6

Total other income, net	260	401

Income before income taxes	4,722	4,528
Income tax expense	1,810	1,725

Net income	$2,912	$2,803

Weighted average shares outstanding:
Basic	27,275,080	26,639,673
Diluted	28,629,174	27,728,332

Net income per share:
Basic	$0.11	$0.11
Diluted	$0.10	$0.10

Comprehensive income	$2,912	$2,803

See notes to condensed consolidated financial statements.
Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Six Months Ended November 30,
	2008	2007

Net sales	$95,083	$80,262

Cost of goods sold	59,602	47,280

Gross profit	35,481	32,982

Operating expenses:
Selling and marketing	16,545	13,493
General and administrative	7,348	11,239
Research and development	2,107	2,302
Reimbursement of import costs	—	(31)

Total operating expenses	26,000	27,003

Income from operations	9,481	5,979

Other income (expense):
Interest income	607	1,258
Interest expense	(64)	(69)
Other, net	(4)	10

Total other income, net	539	1,199

Income before income taxes	10,020	7,178
Income tax expense	3,859	2,727

Net income	$6,161	$4,451

Weighted average shares outstanding:
Basic	27,242,692	26,602,385
Diluted	28,648,900	27,480,280

Net income per share:
Basic	$0.23	$0.17
Diluted	$0.22	$0.16

Comprehensive income	$6,161	$4,451

See notes to condensed consolidated financial statements.
Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands )
(unaudited)

	Six Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,161	$4,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(576)	(403)
Depreciation and amortization	1,580	1,780
Amortization of financing fees	8	8
Stock-based compensation	214	5,437
Excess tax benefit from equity instruments	(470)	(292)
Other	7	(5)
Changes in operating assets and liabilities:
Receivables	(540)	2,398
Inventories	(12,524)	(7,766)
Prepaid expenses and other	(315)	(598)
Other assets	—	77
Accounts payable	3,088	806
Other current liabilities	1,295	(2,079)
Other long-term liabilities	22	17

Net cash provided by (used in) operating activities	(2,050)	3,831

Cash flows from investing activities:
Purchase of property and equipment	(1,082)	(2,057)
Purchase of available-for-sale securities	(673)	(21,226)
Proceeds from sale of available-for-sale securities	3,300	36,472

Net cash provided by investing activities	1,545	13,189

Cash flows from financing activities:
Proceeds from debt	1,338	1,350
Payments on debt	(569)	(572)
Proceeds from stock options exercised	270	150
Purchase and retirement of common stock	(1,380)	(120)
Excess tax benefit from equity instruments	470	292
Dividends paid	(1,017)	(42,605)

Net cash used in financing activities	(888)	(41,505)

Effect of exchange rate changes on cash	(6)	2

Decrease in cash and cash equivalents	(1,399)	(24,483)
Cash and cash equivalents, beginning of period	45,979	34,463

Cash and cash equivalents, end of period	$44,580	$9,980

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

In our opinion, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of our financial position and results of operations.  Results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that we may achieve for any other interim period or for the entire year.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Incentive Award Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”).  On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees.  Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements.  The Units vested based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008.  The performance criteria upon which the Units vested was based upon a “Business Value Created” formula, which was comprised of two performance criteria components: operating earnings and return on net capital.  Based upon the amount of Business Value Created in accordance with the formula, the Units vested in full at May 31, 2008.  The grant date fair value of each Unit was $5.11.  We recognized compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria would be achieved.  For the three and six month periods ended November 30, 2007, respectively, we recognized compensation expense of $812 and $1,623, and the related income tax benefit of approximately $324 and $632.

During the fiscal 2009 first quarter, we issued, at $5.47 per share, 466,891 shares of Class A common stock, net of 206,509 shares withheld and effectively reacquired in connection with the payment of individual income taxes, to certain employees for certain Units vested at May 31, 2008.  The shares underlying the remaining vested Units will be issued on specified future dates in accordance with previous deferral elections as determined by certain recipients.  Also during the six months ended November 30, 2008, we withheld and effectively reacquired, at an average price of approximately $6.72 per share, 109,512 shares from certain employees and directors in connection with non-cash net settlement(s) resulting from options exercised.  Pursuant to our 2004 Incentive Award Plan, we provide a net settlement arrangement for employees and directors whereby we withhold shares with a fair value on the date of exercise equal to the option exercise price from shares that would otherwise be issued upon exercise of the vested options.  Concurrent with the net settlement(s), we withheld and effectively reacquired, at an average price of approximately $6.82 per share, 36,698 additional shares in connection with the payment of individual income taxes.

Purchase of property and equipment included in accounts payable amounted to $208 and $465, respectively, for the six months ended November 30, 2008 and 2007.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of auction rate securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which primarily occur every 7 to 35 days, other variable rate debt securities and certificates of deposit.

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Available-for-sale securities at fair value, which approximates unamortized cost, consist of the following:

	November 30, 2008	May 31, 2008

Federal, state and municipal debt securities	$965	$3,764
Corporate debt securities	300	799
Certificates of deposit	673	—

	1,938	4,563
Less long-term portion	1,265	1,265

	$673	$3,298

Despite the underlying long-term contractual maturity of ARS, there generally was a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.  At November 30, 2008, total available-for-sale securities included $1,265 in ARS which experienced remarketing failures and are included in long-term assets.  These ARS consist primarily of fully insured, highly rated municipal or state agency issued securities.

Available-for-sale securities were measured at fair value at November 30, 2008, using:

Quoted prices in active markets for identical assets (Level 1)	$673
Significant other observable inputs (Level 2)	—
Significant unobservable inputs (Level 3)	1,265

Total	$1,938

There were no changes in the beginning and ending balances, including gains or losses, purchases, sales, issuances or settlements, or transfers in or out, of available-for-sale securities measured at fair value using significant unobservable inputs.

Contractual maturities of debt securities are as follows at November 30, 2008:

Less than one year	$—
One to five years	—
Over five years	1,265

Total	$1,265

The amount of unrealized gains or losses for the six months ended November 30, 2008 and 2007 was not significant.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:

	November 30, 2008	May 31, 2008

Trade accounts	$24,368	$21,938
Refundable income taxes	842	1,969
Other	70	162

	25,280	24,069
Less allowances for doubtful accounts, sales returns and discounts	(2,204)	(1,533)

Total	$23,076	$22,536

 Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

4.	INVENTORIES

Inventories consist of the following:

	November 30, 2008	May 31, 2008

Raw materials	$14,021	$9,458
Work in process	2,238	1,897
Finished goods	25,498	17,878

Total	$41,757	$29,233

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	November 30, 2008			May 31, 2008
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$700	$(700)	$—	$2,090	$(2,090)	$—

Assuming no changes in our intangible assets, estimated amortization expense is zero for all future fiscal years.

The carrying amount of goodwill did not change during the first six months of fiscal 2009 or during fiscal 2008.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30, 2008	May 31, 2008

Accrued personnel related costs	$2,152	$4,011
Accrued promotional costs	7,832	5,117
Other	1,994	2,025

Total	$11,978	$11,153

7.	CAPITAL STRUCTURE

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

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

8.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

Income available to common shareholders (numerator):
Net income	$2,912	$2,803	$6,161	$4,451
Adjustments	—	—	—	—

Income on which basic and diluted earnings per share are calculated	$2,912	$2,803	$6,161	$4,451

Weighted-average number of common shares outstanding (denominator):
Basic	27,275,080	26,639,673	27,242,692	26,602,385
Add-incremental shares from restricted stock	17,947	440	17,190	220
Add-incremental shares from restricted stock units	754,227	418,333	747,321	200,257
Add-incremental shares from stock options	581,920	669,886	641,697	677,418

Diluted	28,629,174	27,728,332	28,648,900	27,480,280

Options to purchase 32,000 shares of Class A common stock at prices ranges from $6.00 to $7.05 per share were outstanding during the first six months of fiscal 2009 and 2008 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

At November 30, 2008, we held approximately $1,938 in available-for-sale securities consisting of approximately $1,265 in ARS and $673 in certificates of deposit.  The ARS consist primarily of fully insured, highly rated municipal or state agency issued securities. In determining the fair value of our available-for-sale securities at November 30, 2008, we have taken into consideration fair values determined by the financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position. Although we believe the remaining ARS and other available-for-sale securities will ultimately be liquidated at or near our current carrying value, any substantial impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

The combined net sales to our two largest customers are significant.  At November 30, 2008 and May 31, 2008, respectively, amounts due from Customer A represented approximately 39% and 53%, and amounts due from Customer B represented approximately 30% and 24%, of total trade accounts receivable.  For the first six months of fiscal 2009 and 2008, respectively, Customer A accounted for approximately 44% and 39% and Customer B accounted for approximately 31% and 37% of total net sales.  Net sales of our Schiff® Move Free® brand accounted for approximately 39% and 49%, respectively, of total net sales for the first six months of fiscal 2009 and 2008.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 retains the exchange price notion in defining fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability.  The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 expands disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The additional disclosure focuses on the inputs used to measure fair value and the effect of the measurements on net income for the reporting period.  The fair value measurement and disclosure provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position ("FSP") 157-2.  FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-2 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  On June 1, 2008, we applied the provisions of SFAS No. 157 to our financial assets and liabilities.  The partial adoption of SFAS No. 157 did not significantly impact our results of operations and financial condition.  Pursuant to FSP 157-2, we have not yet applied the provisions of SFAS No. 157 to certain non-financial assets and liabilities, including primarily property and equipment, goodwill and other intangible assets.  We have not yet determined the impact of applying the provisions of SFAS No. 157 to such assets and liabilities on our results of operations and financial condition.

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

12.	SUBSEQUENT EVENT

On December 12, 2008, the Compensation Committee of our Board of Directors, pursuant to the Company’s 2004 Incentive Award Plan, approved the grant of long term incentive performance awards (“Performance Awards”) to certain officers and employees.  The Performance Awards were granted based on target award value, but will be earned based on the Company’s cumulative performance against three pre-established financial performance targets over a performance period commencing October 1, 2008 and ending on May 31, 2011, as follows: (i) 50% of the award opportunity will be based on cumulative net sales for the performance period; (ii) 35% of the award opportunity will be based on cumulative operating income for the performance period; and (iii) 15% of the award opportunity will be based on cumulative net cash flow for the performance period; provided, however, that no amount will be earned or payable if cumulative operating income for the performance period does not meet or exceed a pre-established threshold amount.  In the event that the cumulative operating income threshold is met, participants can earn from 17.5% of the target award value for the Company’s threshold performance against the cumulative operating income goal (and failure to meet the thresholds for the other two financial goals) and up to 150% of the target award value for maximum Company performance against all three financial goals.

Back to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

The earned value of the Performance Awards will vest on May 31, 2011 subject to continued service by the participant(s) through that date.  The vested portion of the earned value of the Performance Awards will be paid in a combination of cash and shares of the Company’s Class A common stock.  Two-thirds of the earned value will be delivered to participants in cash (subject to any applicable plan limitations, less applicable taxes), and the remaining balance will be paid in shares, based on the closing price of the Company’s common stock on the day preceding the date of the Committee’s certification of the Company’s performance.  No dividends will be paid or accrued with respect to shares granted in payment of the Performance Awards until such shares are issued.

Recognition of compensation cost and accrual of the corresponding liability related to the Performance Awards will begin in the fiscal 2009 third quarter, based on the periodic assessment of the probability that the performance criteria will be achieved.

Also, on December 12, 2008, the Compensation Committee of our Board of Directors granted 240,500 restricted stock units (the “New Units”) to certain employees.  Each New Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value of the New Units at the grant date was approximately $1,332, which will be expensed over the vesting (service) period.  The New Units cliff vest in full on May 31, 2011, assuming the holder is still employed.  Any dividends paid between the grant date and vesting will be payable to the holder upon vesting of the New Units.

Back to Index

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

During fiscal 2008 and the first six months of fiscal 2009, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  During our fiscal 2008 third quarter, we announced the introduction of smaller tablets for our existing Move Free items as well as the launch of a Move Free line extension.  Operating results for the first half of fiscal 2009, as compared to fiscal 2008, are impacted by the shifting of advertising support from the first half to the second half of fiscal 2008 in support of these Move Free marketing initiatives.  As a result, advertising expense for the first half of fiscal 2009 was greater than the amount recognized in the corresponding prior year period.  Operating results for the first six months of fiscal 2009 are also impacted by incremental private label business awarded in the latter part of fiscal 2008.  The incremental business coupled with increased volume from existing business resulted in a significant change in quarter over quarter sales mix.  The significant increase in lower-margin private label sales resulted in an overall lower gross profit margin for the first six months of fiscal 2009, as compared to the first six months of fiscal 2008.  During the latter part of fiscal 2008, we introduced MegaRed®, an omega-3 krill oil product, into Costco.  During the first half of fiscal 2009, we continued the introduction of MegaRed into certain other retail accounts.  During fiscal 2008 and continuing in fiscal 2009, we are attempting to increase distribution of our joint care products in international markets.  Subject to competitive joint care product category pricing pressures, including private label, the success of incremental private label and new product sales and the ability to increase our distribution in international markets, we expect a high single-digit/low double-digit increase in fiscal 2009 net sales, as compared to fiscal 2008 net sales, primarily driven by incremental private label business.

Our operating results for fiscal 2008 were impacted by the declaration of a special cash dividend in July 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As a result, we recognized a non-cash compensation expense, and a corresponding increase in additional paid-in capital, of approximately $0.7 million and $3.7 million, respectively, during the three and six months periods ended November 30, 2007.

Recently, we have experienced increases in certain raw material prices.  While these increases impacted our operating results for the first half of fiscal 2009, the negative impact on our gross profit and operating margins will be greater in the second half.

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

Back to Index

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Recent Events

On December 12, 2008, the Compensation Committee of our Board of Directors, pursuant to the Company’s 2004 Incentive Award Plan, approved the grant of long term incentive performance awards (“Performance Awards”) to certain officers and employees.  The Performance Awards were granted based on target award value, but will be earned based on the Company’s cumulative performance against three pre-established financial performance targets over a performance period commencing October 1, 2008 and ending on May 31, 2011, as follows: (i) 50% of the award opportunity will be based on cumulative net sales for the performance period; (ii) 35% of the award opportunity will be based on cumulative operating income for the performance period; and (iii) 15% of the award opportunity will be based on cumulative net cash flow for the performance period, provided, however, that no amount will be earned or payable if cumulative operating income for the performance period does not meet or exceed a pre-established threshold amount.  In the event that the cumulative operating income threshold is met, participants can earn from 17.5% of the target award value for the Company’s threshold performance against the cumulative operating income goal (and failure to meet the thresholds for the other two financial goals) and up to 150% of the target award value for maximum Company performance against all three financial goals.

The earned value of the Performance Awards will vest on May 31, 2011 subject to continued service by the participant(s) through that date.  The vested portion of the earned value of the Performance Awards will be paid in a combination of cash and shares of the Company’s Class A common stock.  Two-thirds of the earned value will be delivered to participants in cash (subject to any applicable plan limitations, less applicable taxes), and the remaining balance will be paid in shares, based on the closing price of the Company’s common stock on the day preceding the date of the Committee’s certification of the Company’s performance.  No dividends will be paid or accrued with respect to shares granted in payment of the Performance Awards until such shares are issued.

Recognition of compensation cost and accrual of the corresponding liability related to the Performance Awards will begin in the fiscal 2009 third quarter, based on the periodic assessment of the probability that the performance criteria will be achieved.

Also, on December 12, 2008, the Compensation Committee of our Board of Directors granted 240,500 restricted stock units (the “New Units”) to certain employees.  Each New Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value of the New Units at the grant date was approximately $1.3 million, which will be expensed over the vesting (service) period.  The New Units cliff vest in full on May 31, 2011, assuming the holder is still employed.  Any dividends paid between the grant date and vesting will be payable to the holder upon vesting of the New Units.

Results of Operations
Three Months Ended November 30, 2008 Compared to Three Months
Ended November 30, 2007

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended November 30, (dollars in thousands):

	2008		2007

Net sales	$47,293	100.0%	$39,535	100.0%
Cost of goods sold	29,690	62.8	22,974	58.1

Gross profit	17,603	37.2	16,561	41.9
Operating expenses:
Selling and marketing	8,412	17.8	6,737	17.0
General and administrative	3,610	7.6	4,452	11.3
Research and development	1,119	2.4	1,276	3.2
Reimbursement of import costs	—	—	(31)	—

Total operating expenses	13,141	27.8	12,434	31.5

Income from operations	4,462	9.4	4,127	10.4
Other income, net	260	0.6	401	1.0
Income tax expense	(1,810)	(3.8)	(1,725)	(4.3)

Net income	$2,912	6.2%	$2,803	7.1%

 Back to Index

Net Sales.  Net sales increased approximately 19.6% to $47.3 million for the fiscal 2009 second quarter, from $39.5 million for the fiscal 2008 second quarter, primarily due to an increase in private label sales and a modest increase in branded sales.

Aggregate branded net sales increased approximately 6.1% to $34.1 million for the fiscal 2009 second quarter, from $32.2 million for the fiscal 2008 second quarter, primarily due to an increase in sales volume of approximately $2.6 million, or 5.8%, partially offset by an increase in potential product returns for new products.  The increase in branded sales volume was primarily attributable to the introduction of new products, partially offset by a decrease in overall joint care category sales volume.  Move Free net sales were $17.2 million and $18.9 million, respectively, for the fiscal 2009 and 2008 second quarters. The decrease primarily resulted from a decrease in sales volume.

Private label sales increased approximately 78.4% to $13.2 million for the fiscal 2009 second quarter, from $7.4 million for the fiscal 2008 second quarter, primarily due to incremental business awarded in the latter part of fiscal 2008 coupled with an increase in customer promotional activity on existing business.  Private label sales are expected to continue to increase in fiscal 2009, compared to fiscal 2008, due to the incremental business as well as volume increases in existing business.

Gross Profit.  Gross profit increased approximately 6.3% to $17.6 million for the fiscal 2009 second quarter, from $16.6 million for the fiscal 2008 second quarter.  Gross profit, as a percentage of net sales, decreased to 37.2% for the fiscal 2009 second quarter, from 41.9% for the fiscal 2008 second quarter.  These changes reflect the significant increase in private label sales volume resulting in a much higher mix of lower-margin private label sales.  Increasing raw material costs, which modestly impacted the fiscal 2009 second quarter, will more negatively impact subsequent fiscal 2009 quarters.

Operating Expenses.  Operating expenses increased approximately 5.7% to $13.1 million for the fiscal 2009 second quarter, from $12.4 million for the fiscal 2008 second quarter.  Operating expenses, as a percentage of net sales, were 27.8% and 31.5%, respectively, for the fiscal 2009 and 2008 second quarters.  The increase in operating expenses resulted primarily from a significant increase in selling and marketing expenses, partially offset by a decrease in general and administrative expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $8.4 million for the fiscal 2009 second quarter, from $6.7 million for the fiscal 2008 second quarter, primarily due to an increase in promotional expenses and other variable selling expenses resulting from the increase in sales volume, coupled with increases in personnel related costs and fuel costs.

General and administrative expenses decreased to approximately $3.6 million for the fiscal 2009 second quarter, from approximately $4.5 million for the fiscal 2008 second quarter.  General and administrative expenses for the fiscal 2008 second quarter include the recognition of approximately $0.5 million in incremental compensation expense for the special dividend.  The compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units.  In addition, an approximate $0.7 million expense associated with the previous long-term management incentive plan was recognized in the prior year quarter.  These reductions were partially offset by modest increases in other personnel related costs and professional fees.  A new long-term incentive plan was approved in December 2008 (see Note 12 of Notes to Condensed Consolidated Financial Statements).

Research and development costs decreased to approximately $1.1 million for the fiscal 2009 second quarter, from $1.3 million for the fiscal 2008 second quarter, primarily resulting from a decrease in expenses associated with product testing related to the registration of products in countries outside of the United States.

Other Income/Expense.  Other income, net, was $0.3 million for the fiscal 2009 second quarter, compared to $0.4 million for the fiscal 2008 second quarter.  The decrease was primarily due to a reduction in interest income resulting from lower yields on investments.

Income Tax Expense.  Income tax expense was $1.8 million for the fiscal 2009 second quarter, compared to $1.7 million for the fiscal 2008 second quarter, primarily resulting from an increase in pre-tax income.  Our effective tax rate remained relatively constant at 38.3% for the fiscal 2009 second quarter, compared to 38.1% for the fiscal 2008 second quarter.

Back to Index

Results of Operations
Six Months Ended November 30, 2008 Compared to Six Months
Ended November 30, 2007

The following tables show comparative results for selected items as reported and as a percentage of net sales for the six months ended November 30, (dollars in thousands):

	2008		2007

Net sales	$95,083	100.0%	$80,262	100.0%
Cost of goods sold	59,602	62.7	47,280	58.9

Gross profit	35,481	37.3	32,982	41.1
Operating expenses:
Selling and marketing	16,545	17.4	13,493	16.8
General and administrative	7,348	7.7	11,239	14.0
Research and development	2,107	2.2	2,302	2.9
Reimbursement of import costs	—	—	(31)	—

Total operating expenses	26,000	27.3	27,003	33.7

Income from operations	9,481	10.0	5,979	7.4
Other income, net	539	0.6	1,199	1.5
Income tax expense	(3,859)	(4.1)	(2,727)	(3.4)

Net income	$6,161	6.5%	$4,451	5.5%

Net Sales.  Net sales increased approximately 18.5% to $95.1 million for the six months ended November 30, 2008, from $80.3 million for the six months ended November 30, 2007, primarily due to a significant increase in private label sales and a modest increase in branded sales.

Aggregate branded net sales increased 3.3% to $66.6 million for the six months ended November 30, 2008, from $64.5 million for the six months ended November 30, 2007.  An increase in sales volume of approximately $4.8 million, or 5.5%, was offset by an increase in sales promotional incentives classified as sales price reductions and an increase in actual and potential product returns.  Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  The increase in branded sales volume was primarily attributable to the introduction of new products, partially offset by a decrease in overall joint care category sales volume.  Move Free net sales were $36.7 million and $39.7 million, respectively, for the six months ended November 30, 2008 and 2007. The decrease primarily resulted from an approximate $2.0 million decrease in sales volume, partially due to promotional timing considerations, together with a $1.0 million increase in promotional incentives and product returns.

Private label sales increased approximately 80.3% to $28.5 million for the six months ended November 30, 2008, from $15.8 million for the six months ended November 30, 2007, primarily due to incremental business awarded in the latter part of fiscal 2008 coupled with an increase in customer promotional activity on existing business.  Private label sales are expected to continue to increase in fiscal 2009, compared to fiscal 2008, due to the incremental business as well as volume increases in existing business.

Gross Profit.  Gross profit increased approximately 7.6% to $35.5 million for the six months ended November 30, 2008, from $33.0 million for the six months ended November 30, 2007.  Gross profit, as a percentage of net sales, decreased to 37.3% for the six months ended November 30, 2008, from 41.1% for the six months ended November 30, 2007.  These changes reflect the significant increase in private label sales volume resulting in a much higher mix of lower-margin private label sales.  While the increase in raw material costs did not significantly impact the six months ended November 30, 2008, the negative impact will be greater during the second half of fiscal 2009.

Operating Expenses.  Operating expenses decreased approximately 3.7% to $26.0 million for the six months ended November 30, 2008, from $27.0 million for the six months ended November 30, 2007.  Operating expenses, as a percentage of net sales, were 27.3% and 33.7%, respectively, for the six months ended November 30, 2008 and 2007.  The decrease in operating expenses resulted primarily from a significant decrease in general and administrative expenses, partially offset by an increase in selling and marketing expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $16.5 million for the six months ended November 30, 2008, from $13.5 million for the six months ended November 30, 2007, primarily due to an increase in promotional expenses and other variable selling expenses resulting from the increase in sales volume, as well as an increase in advertising and fuel costs.  The increase in advertising is primarily due to the impact of shifting advertising spending from the first half to the second half of fiscal 2008 in support of certain Move Free marketing initiatives.

Back to Index

General and administrative expenses decreased to approximately $7.3 million for the six months ended November 30, 2008, from approximately $11.2 million for the six months ended November 30, 2007.  General and administrative expenses for the six months ended November 30, 2007 include the recognition of approximately $3.4 million in incremental compensation expense for the special dividend.  The compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units.  In addition, an approximate $1.4 million expense associated with the previous long-term management incentive plan was recognized in the prior year six-month period.  A new long-term incentive plan was approved in December 2008 (see Note 12 of Notes to Condensed Consolidated Financial Statements).  These reductions were partially offset by increases in other personnel related costs and professional fees.

Research and development costs decreased to approximately $2.1 million for the six months ended November 30, 2008, from $2.3 million for the six months ended November 30, 2007, primarily due to a decrease in expenses associated with product research and product testing related to the registration of products in countries outside of the United States.

Other Income/Expense.  Other income, net, was $0.5 million for the six months ended November 30, 2008, compared to $1.2 million for the six months ended November 30, 2007.  The decrease was primarily due to a reduction in interest income resulting from a decrease in cash and available-for-sale securities reflecting the impact of the fiscal 2008 first quarter special dividend, which was funded from cash and liquidation of available-for-sale securities.  The decrease also reflects a lower yield on investments.

Income Tax Expense.  Income tax expense was $3.9 million for the six months ended November 30, 2008, compared to $2.7 million for the six months ended November 30, 2007.  The increase primarily resulted from an increase in pre-tax income together with a modest increase in our effective tax rate primarily due to a decrease in tax-exempt interest income.  Our effective tax rate was 38.5% and 38.0%, respectively, for the six months ended November 30, 2008 and 2007.

Liquidity and Capital Resources

Working capital increased approximately $6.1 million to $87.6 million at November 30, 2008, from $81.5 million at May 31, 2008.  An approximate $4.0 million reduction in cash and cash equivalents and available-for-sale securities includes, among other factors, a significant increase in inventories partially funded by an increase in accounts payable; the payment of approximately $1.0 million in dividends resulting from the vesting of certain restricted stock units; and, the payment of approximately $1.4 million in individual income taxes resulting from withholding and effectively reacquiring shares of Class A common stock issued in exchange for fully vested restricted stock units and stock options exercised.  Inventories increased approximately $12.5 million, which reflects increases in raw material quantities and costs, an increase in finished goods for fiscal 2009 third quarter promotions, consistent with the prior year, as well as other increases including impact of incremental private label business.  The increase in prepaid expenses and short-term debt was primarily due to the renewal of certain insurance policies at September 1, 2008 and the financing of the corresponding annual insurance premiums.  Accrued expenses increased approximately $0.8 million primarily due to increases in accrued promotional expenses, partially offset by the payment of accrued management annual incentive costs.

As a result of current negative liquidity and uncertainty in financial credit markets, we have continued to liquidate our investments in ARS and other variable rate debt securities.  Proceeds from the sale of these available-for-sale securities were invested in money market accounts, certificates of deposit, United States Treasury Bills with maturities of three months or less, and high-quality commercial paper, substantially all of which are included in cash and cash equivalents.  At November 30, 2008, we held approximately $1.9 million in available-for-sale securities including approximately $1.3 million in ARS, which are generally fully insured, highly rated municipal or state agency issued securities.  Although we have experienced failed auctions with each of these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer; we believe we will be able to successfully liquidate these investments in a reasonable period of time.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our current liquidity needs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc.  (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent.  In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG.  If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets.  In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory.  Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate.  The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  At November 30, 2008, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

Back to Index

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

A summary of our outstanding contractual obligations at November 30, 2008 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$10,083	$2,355	$4,647	$3,081	$—
Purchase obligations(2)	16,333	16,333	—	—	—
Debt obligations	776	776	—	—	—

Total obligations	$27,192	$19,464	$4,647	$3,081	$—

(1) Unrecognized income tax benefits totaling approximately $0.5 million are excluded since we are unable to estimate the period of settlement, if any.
(2) Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the six months ended November 30, 2008 and 2007, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.2 million and $0.5 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of approximately $0.6 million for the six months ended November 30, 2008.  Changes in these allowances resulted in an increase in our gross profit and operating income of approximately $0.5 million for the six months ended November 30, 2007.  At November 30, 2008 and May 31, 2008, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $2.2 million and $1.5 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

Back to Index

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the six months ended November 30, 2008 and 2007.  At both November 30, 2008 and May 31, 2008, unrecognized tax benefits totaled approximately $0.5 million.

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At November 30, 2008 and May 31, 2008, deferred tax asset valuation allowances were zero.

•
We recognized compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria would be achieved.  Our periodic assessment of the probability that the performance criteria would be achieved considered such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the six months ended November 30, 2008, we did not recognize any compensation expense since the performance criteria for existing awards was achieved and the equity instruments were fully vested as of May 31, 2008.  For the six months ended November 30, 2007, we recognized compensation expense related to existing awards of approximately $1.6 million.

•
We have certain intangible assets, primarily consisting of goodwill, which are tested for impairment at least annually.  The determination of whether or not goodwill is impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

Impact of Inflation

Inflation affects the cost of raw materials, goods and services we use.  In recent years, inflation has been modest.  However, certain raw material prices have increased significantly during fiscal 2009.  We seek to mitigate the adverse effects of inflation primarily through improved productivity, strategic buying initiatives, and cost containment programs.  However, the nutritional supplement industry competitive environment limits our ability to recover higher costs resulting from inflation by raising prices.  See further discussion of raw material pricing matters in the “General” and “Results of Operations” sections above.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at November 30, 2008.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

Back to Index

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1.	Form of Performance Award Grant Notice, Performance Award Agreement and Deferral Election. (5)
10.2.	Amendment No. 3 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan dated December 8, 2008. (6) *
10.3.	Amendment No. 4 to the 1997 Equity Participation Plan of Weider Nutrition International, Inc. dated December 8, 2008. (6) *
10.4.	Employment Agreement and Change in Control Agreement dated June 1, 2007, as amended as of October 27, 2008, between Schiff Nutrition Group, Inc. and Bruce J. Wood. (6) *
10.5.	Form of Amended and Restated Agreement dated as of October 27, 2008 between Schiff Nutrition Group, Inc. and Certain of its Executives. (6) *
10.6.	Consulting Agreement dated as of November 3, 2008 between Schiff Nutrition Group, Inc. and Daniel A. Thomson. (6) *
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (6)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (6)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (7)

1.	Previously field in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
2.	Previously filed in the Company's Registration Statement on Form S-1/A (File No. 333-12929) filed on October 16, 1996 and incorporated herein by reference.
3.	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
4.	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
5.	Previously filed in the Company’s Current Report on Form 8-K filed on December 18, 2008 and incorporated herein by reference.
6.	Filed herewith.
7.	Furnished herewith.
*	Management contract.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: January 9, 2009	By:	/s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: January 9, 2009	By:	/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Back to Index