Form 10-Q
period 2009-02-28
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2009-04-07
CIK 1022368

Click here to quickly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ❑                                                                                                    Accelerated Filer ❑
Non-Accelerated Filer ❑ (Do not check if a smaller reporting company)                  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑  No ☑

As of April 3, 2009 the registrant had outstanding 12,525,255 shares of Class A common stock and 14,973,148 shares of Class B common stock.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	February 28, 2009	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$50,372	$45,979
Available-for-sale securities	4,873	3,298
Receivables, net	19,675	22,536
Inventories	33,759	29,233
Prepaid expenses and other	2,284	1,948
Deferred taxes, net	2,258	1,761

Total current assets	113,221	104,755

Property and equipment, net	14,184	13,567

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	1,061	1,265
Other assets	—	12
Deferred taxes, net	302	541

Total other assets	5,709	6,164

Total assets	$133,114	$124,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,658	$11,075
Accrued expenses	8,902	11,153
Dividends payable	180	1,046
Short-term debt	193	—

Total current liabilities	22,933	23,274

Long-term liabilities:
Dividends payable	1,022	1,201
Other	159	524

Total long-term liabilities	1,181	1,725

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-12,517,321 and 11,782,390	125	118
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	89,246	89,393
Accumulated other comprehensive loss	(125)	—
Retained earnings	19,604	9,826

Total stockholders' equity	109,000	99,487

Total liabilities and stockholders' equity	$133,114	$124,486

See notes to condensed consolidated financial statements.
Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	February 28, 2009	February 29, 2008

Net sales	$49,872	$46,208

Cost of goods sold	32,563	25,794

Gross profit	17,309	20,414

Operating expenses:
Selling and marketing	8,227	8,612
General and administrative	2,828	4,812
Research and development	1,043	847

Total operating expenses	12,098	14,271

Income from operations	5,211	6,143

Other income (expense):
Interest income	153	460
Interest expense	(35)	(33)
Other, net	(1)	(3)

Total other income, net	117	424

Income before income taxes	5,328	6,567
Income tax expense	1,712	2,524

Net income	$3,616	$4,043

Weighted average shares outstanding:
Basic	27,373,014	26,661,495
Diluted	28,657,056	28,187,598

Net income per share:
Basic	$0.13	$0.15
Diluted	$0.13	$0.14

Comprehensive income	$3,491	$4,043

See notes to condensed consolidated financial statements.
Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Nine Months Ended
	February 28, 2009	February 29, 2008

Net sales	$144,955	$126,470

Cost of goods sold	92,165	73,074

Gross profit	52,790	53,396

Operating expenses:
Selling and marketing	24,772	22,104
General and administrative	10,176	16,052
Research and development	3,150	3,149
Reimbursement of import costs	—	(31)

Total operating expenses	38,098	41,274

Income from operations	14,692	12,122

Other income (expense):
Interest income	760	1,718
Interest expense	(99)	(102)
Other, net	(5)	7

Total other income, net	656	1,623

Income before income taxes	15,348	13,745
Income tax expense	5,571	5,251

Net income	$9,777	$8,494

Weighted average shares outstanding:
Basic	27,286,132	26,622,088
Diluted	28,644,503	27,767,437

Net income per share:
Basic	$0.36	$0.32
Diluted	$0.34	$0.31

Comprehensive income	$9,652	$8,494

See notes to condensed consolidated financial statements.
Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net income	$9,777	$8,494
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(179)	(1,223)
Depreciation and amortization	2,320	2,648
Amortization of financing fees	12	12
Stock-based compensation	431	6,990
Excess tax benefit from equity instruments	(648)	(317)
Other	8	(1)
Changes in operating assets and liabilities:
Receivables	2,861	(368)
Inventories	(4,526)	(7,701)
Prepaid expenses and other	(336)	95
Other assets	—	77
Accounts payable	2,113	1,581
Other current liabilities	(1,603)	(756)
Other long-term liabilities	(365)	51

Net cash provided by operating activities	9,865	9,582

Cash flows from investing activities:
Purchase of property and equipment	(2,469)	(2,545)
Purchase of available-for-sale securities	(4,875)	(34,264)
Proceeds from sale of available-for-sale securities	3,300	69,802

Net cash provided by (used in) investing activities	(4,044)	32,993

Cash flows from financing activities:
Proceeds from debt	1,338	1,350
Payments on debt	(1,145)	(1,154)
Proceeds from stock options exercised	313	237
Purchase and retirement of common stock	(1,532)	(120)
Excess tax benefit from equity instruments	648	317
Dividends paid	(1,045)	(42,661)

Net cash used in financing activities	(1,423)	(42,031)

Effect of exchange rate changes on cash	(5)	5

Increase in cash and cash equivalents	4,393	549
Cash and cash equivalents, beginning of period	45,979	34,463

Cash and cash equivalents, end of period	$50,372	$35,012

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

On December 12, 2008, the Compensation Committee of our Board of Directors, pursuant to the Company’s 2004 Incentive Award Plan, approved the grant of long term incentive performance awards (“Performance Awards”) to certain officers and employees.  The Performance Awards were granted based on a target award value of $5,525, but will be earned based on the Company’s cumulative performance against three pre-established financial performance targets over a performance period commencing October 1, 2008 and ending on May 31, 2011, as follows: (i) 50% of the award opportunity will be based on cumulative net sales for the performance period; (ii) 35% of the award opportunity will be based on cumulative operating income for the performance period; and (iii) 15% of the award opportunity will be based on cumulative net cash flow for the performance period; provided, however, that no amount will be earned or payable if cumulative operating income for the performance period does not meet or exceed a pre-established threshold amount.  In the event that the cumulative operating income threshold is met, participants can earn from 17.5% of the target award value for the Company’s threshold performance against the cumulative operating income goal (and failure to meet the thresholds for the other two financial goals) and up to 150% of the target award value for maximum Company performance against all three financial goals.

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

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards is based on the periodic assessment of the probability that the performance criteria will be achieved.  Based on our probability assessment, we determined that the fair value of the Performance Awards was zero at February 28, 2009.  Thus, for the three and nine month periods ended February 28, 2009, we did not recognize any compensation expense.

Also, on December 12, 2008, the Compensation Committee of our Board of Directors granted 240,500 restricted stock units (the “New Units”) to certain employees not participating in the Performance Awards program.  Each New Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value of the New Units at the grant date was approximately $1,332, which will be expensed over the vesting (service) period.  The New Units cliff vest on May 31, 2011, assuming the holder is still employed.  Any dividends paid between the grant date and vesting will be payable to the holder upon vesting of the New Units.  For the three and nine month periods ended February 28, 2009, we recognized approximately $113 in compensation expense.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Incentive Award Plan, as amended, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”).  On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees.  Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements.  The Units vested based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008.  The performance criteria upon which the Units vested was based upon a “Business Value Created” formula, which was comprised of two performance criteria components:

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

operating earnings and return on net capital.  Based upon the amount of Business Value Created in accordance with the formula, the Units vested in full at May 31, 2008.  The grant date fair value of each Unit was $5.11.  We recognized compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria would be achieved.  For the three and nine month periods ended February 29, 2008, respectively, we recognized compensation expense of $812 and $2,435, and related income tax benefit of approximately $324 and $961.

During the fiscal 2009 first quarter, we issued, at $5.47 per share, 466,891 shares of Class A common stock, net of 206,509 shares withheld and effectively reacquired in connection with the payment of individual income taxes, to certain employees for certain Units vested at May 31, 2008.  The shares underlying the remaining vested Units will be issued on specified future dates in accordance with previous deferral elections as determined by certain recipients.  Also during the nine months ended February 28, 2009, we withheld and effectively reacquired, at an average price of approximately $6.32 per share, 188,024 shares from certain employees and directors in connection with non-cash net settlement(s) resulting from options exercised.  Pursuant to our 2004 Incentive Award Plan, as amended, we provide a net settlement arrangement for employees and directors whereby we withhold shares with a fair value on the date of exercise equal to the option exercise price from shares that would otherwise be issued upon exercise of the vested options.  Concurrent with the net settlement(s), we withheld and effectively reacquired, at an average price of approximately $6.40 per share, 62,833 additional shares in connection with the payment of individual income taxes.

Purchase of property and equipment included in accounts payable amounted to $470 and $532, respectively, for the nine months ended February 28, 2009 and February 29, 2008.

2.  AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of certificates of deposits and variable rate debt securities, including auction rate securities (“ARS”) which are long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which primarily occurs every 7 to 35 days.

Available-for-sale securities at fair value consist of the following:
	February 28, 2009	May 31, 2008

Certificates of deposit	$4,873	$—
Corporate debt securities	120	799
Federal, state and municipal debt securities	941	3,764

	5,934	4,563
Less long-term portion	1,061	1,265

	$4,873	$3,298

Despite the underlying long-term contractual maturity of ARS, there generally was a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of negative liquidity and uncertainty in financial credit markets, we experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature) and the rates are reset in accordance with terms in the prospectus/offering circular.  At February 28, 2009, total available-for-sale securities included $1,061 in debt securities, including illiquid ARS, valued below cost which are included in long-term assets.  The ARS consist primarily of fully insured, highly rated municipal or state agency issued securities.

Available-for-sale securities were measured at fair value at February 28, 2009, using:

Quoted prices in active markets for identical assets (Level 1)	$4,993
Significant other observable inputs (Level 2)	—
Significant unobservable inputs (Level 3)	941

Total	$5,934

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

A reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3) follows:

Beginning balance	$1,265
Total losses (all unrealized and included in other comprehensive income)	(24)
Transfers out	(300)

Ending balance	$941

At February 28, 2009, contractual maturities of debt securities are as follows:

Less than one year	$—
One to five years	—
Over five years	1,061

Total	$1,061

At February 28, 2009, unrealized losses of approximately $204, net of income tax benefits of $79, were included in accumulated other comprehensive loss in the accompanying financial statements.  The amount of unrealized losses, net of income taxes, for the nine months ended February 28, 2009 was approximately $125.  The amount of unrealized gains or losses for the nine months ended February 29, 2008 was not significant.

3.  RECEIVABLES, NET

Receivables, net, consist of the following:
	February 28, 2009	May 31, 2008

Trade accounts	$21,711	$21,938
Refundable income taxes	244	1,969
Other	61	162

	22,016	24,069
Less allowances for doubtful accounts, sales returns and discounts	(2,341)	(1,533)

Total	$19,675	$22,536

4.  INVENTORIES

Inventories consist of the following:
	February 28, 2009	May 31, 2008

Raw materials	$14,327	$9,458
Work in process	1,050	1,897
Finished goods	18,382	17,878

Total	$33,759	$29,233

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

5.  GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	February 28, 2009			May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets-patents and trademarks	$700	$(700)	$—	$2,090	$(2,090)	$—

Assuming no changes in our intangible assets, estimated amortization expense is zero for all future fiscal years.

The carrying amount of goodwill did not change during the first nine months of fiscal 2009 or during fiscal 2008.

6.  ACCRUED EXPENSES

Accrued expenses consist of the following:
	February 28, 2009	May 31, 2008

Accrued personnel related costs	$1,553	$4,011
Accrued promotional costs	5,538	5,117
Other	1,811	2,025

Total	$8,902	$11,153

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

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

8.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Income available to common shareholders (numerator):
Net income	$3,616	$4,043	$9,777	$8,494
Adjustments	—	—	—	—

Income on which basic and diluted earnings per share are calculated	$3,616	$4,043	$9,777	$8,494

Weighted-average number of common shares outstanding (denominator):
Basic	27,373,014	26,661,495	27,286,132	26,622,088
Add-incremental shares from restricted stock	19,086	6,523	19,615	2,467
Add-incremental shares from restricted stock units	799,113	830,117	768,960	464,114
Add-incremental shares from stock options	465,843	689,463	569,796	678,768

Diluted	28,657,056	28,187,598	28,644,503	27,767,437

Options to purchase 119,000 and 32,000 shares of Class A common stock, respectively, at exercise prices from $5.09 to $7.05 per share were outstanding during the first nine months of fiscal 2009 and 2008 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

As a result of negative liquidity and uncertainty in financial credit markets, we elected to liquidate our investments in ARS and other variable rate debt securities.  Proceeds from the sale of these available-for-sale securities were invested in money market accounts, certificates of deposit, United States Treasury Bills with maturities of three months or less, and high-quality commercial paper, substantially all of which are included in cash and cash equivalents.  Generally, our cash and cash equivalents exceed Federal Deposit Insurance Corporation limits on insurable amounts; thus exposing us to certain credit risk.  We mitigate our risk by investing in or through major financial institutions.  We have not experienced any realized losses on our cash equivalents and available-for-sale securities.

At February 28, 2009, we held approximately $5,934 in available-for-sale securities consisting of $4,873 in certificates of deposit and $1,061 in ARS and other variable rate debt securities.  The ARS consist primarily of fully insured, highly rated municipal or state agency issued securities. In determining the fair value of our available-for-sale securities at February 28, 2009, we have taken into consideration quoted market prices, as available, fair values determined by the financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position. Although we believe the remaining debt securities, including ARS, and other available-for-sale securities will ultimately be liquidated at or near our current carrying value, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and monitor collections from customers regularly.  We maintain an allowance for doubtful accounts which is based upon historical experience as well as specific customer collection issues.  Historically, bad debt expenses have not been significant and have been within expectations and allowances established.  However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  If the financial condition of one or more of our customers were to deteriorate, additional allowances may be required.

The combined net sales to our two largest customers are significant.  At February 28, 2009 and May 31, 2008, respectively, amounts due from Customer A represented approximately 49% and 53%, and amounts due from Customer B represented approximately 27% and 24%, of total trade accounts receivable.  For the first nine months of fiscal 2009 and 2008, respectively, Customer A accounted for approximately 43% and 37% and Customer B accounted for approximately 33% and 37% of total net sales.  Net sales of our Schiff® Move Free® brand accounted for approximately 39% and 48%, respectively, of total net sales for the first nine months of fiscal 2009 and 2008.

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

11.  RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 retains the exchange price notion in defining fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability.  The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  SFAS No. 157 expands disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The additional disclosure focuses on the inputs used to measure fair value and the effect of the measurements on net income for the reporting period.  The fair value measurement and disclosure provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position (“FSP”) 157-2.  FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-2 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  On June 1, 2008, we applied the provisions of SFAS No. 157 to our financial assets and liabilities.  The partial adoption of SFAS No. 157 did not significantly impact our results of operations and financial condition.  Pursuant to FSP 157-2, we have not yet applied the provisions of SFAS No. 157 to certain non-financial assets and liabilities, including primarily property and equipment, goodwill and other intangible assets.  We have not yet determined the impact of applying the provisions of SFAS No. 157 to such assets and liabilities on our results of operations and financial condition.

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

During fiscal 2008 and the first nine months of fiscal 2009, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  Furthermore, we are continuing efforts to increase distribution of our joint care products in international markets.  During the latter part of fiscal 2008, we introduced MegaRed®, an omega-3 krill oil product, into Costco.  During the first nine months of fiscal 2009, we continued the introduction of MegaRed into certain other retail accounts, and in the latter part of our fiscal 2009 third quarter, we initiated a national marketing campaign to support its growth.

Our gross profit and operating margins for the first nine months of fiscal 2009 were impacted by incremental private label business awarded in the latter part of fiscal 2008.  The incremental business coupled with increased volume from existing business resulted in a significant change in sales mix for the first nine months of fiscal 2009, compared to the first nine months of fiscal 2008.  The significant increase in lower-margin private label sales coupled with higher raw material costs resulted in overall lower gross profit and operating margins for the first nine months of fiscal 2009, as compared to the first nine months of fiscal 2008.

We believe fiscal 2009 fourth quarter net sales, as compared to fiscal 2008 fourth quarter net sales, may be relatively flat to modestly negative.  Gross profit and operating margins for the fiscal 2009 fourth quarter, as compared to the fiscal 2008 fourth quarter, will continue to be negatively impacted by a higher mix of lower-margin private label sales and higher raw material costs.

Our operating results for fiscal 2008 were impacted by the declaration of a special cash dividend in July 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As a result, we recognized a non-cash compensation expense, and a corresponding increase in additional paid-in capital, of approximately $0.6 million and $4.3 million, respectively, during the three and nine month periods ended February 29, 2008.

On December 12, 2008, the Compensation Committee of our Board of Directors, pursuant to the Company’s 2004 Incentive Award Plan, as amended, approved the grant of long term incentive performance awards (“Performance Awards”) to certain officers and employees.  The Performance Awards were granted based on a target award value of approximately $5.5 million, but will be earned based on the Company’s cumulative performance against three pre-established financial performance targets over a performance period commencing October 1, 2008 and ending on May 31, 2011, as follows: (i) 50% of the award opportunity will be based on cumulative net sales for the performance period; (ii) 35% of the award opportunity will be based on cumulative operating income for the performance period; and (iii) 15% of the award opportunity will be based on cumulative net cash flow for the performance period, provided, however, that no amount will be earned or payable if cumulative operating income for the performance period does not meet or exceed a pre-established threshold amount.  In the event that the cumulative operating income threshold is met, participants can earn from 17.5% of the target award value for the Company’s threshold performance against the cumulative operating income goal (and failure to meet the thresholds for the other two financial goals) and up to 150% of the target award value for maximum Company performance against all three financial goals.

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

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards is based on the periodic assessment of the probability that the performance criteria will be achieved.  Based on our probability assessment, we determined that the fair value of the Performance Awards was zero at February 28, 2009.  Thus, for the three and nine month periods ended February 28, 2009, we did not recognize any compensation expense.

Also, on December 12, 2008, the Compensation Committee of our Board of Directors granted 240,500 restricted stock units (the “New Units”) to certain employees not participating in the Performance Awards program.  Each New Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value of the New Units at the grant date was approximately $1.3 million, which will be expensed over the vesting (service) period.  The New Units cliff vest on May 31, 2011, assuming the holder is still employed.  Any dividends paid between the grant date and vesting will be payable to the holder upon vesting of the New Units.  For the three and nine month periods ended February 28, 2009, we recognized approximately $0.1 million in compensation expense.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended February 28, 2009
Compared to Three MonthsEnded February 29, 2008

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended, (dollars in thousands):

	February 28, 2009		February 29, 2008

Net sales	$49,872	100.0%	$46,208	100.0%
Cost of goods sold	32,563	65.3	25,794	55.8

Gross profit	17,309	34.7	20,414	44.2
Operating expenses:
Selling and marketing	8,227	16.5	8,612	18.6
General and administrative	2,828	5.7	4,812	10.5
Research and development	1,043	2.1	847	1.8

Total operating expenses	12,098	24.3	14,271	30.9

Income from operations	5,211	10.4	6,143	13.3
Other income, net	117	0.2	424	0.9
Income tax expense	(1,712)	(3.4)	(2,524)	(5.5)

Net income	$3,616	7.2%	$4,043	8.7%

Back to index

Net Sales.  Net sales increased approximately 7.9% to $49.9 million for the fiscal 2009 third quarter, from $46.2 million for the fiscal 2008 third quarter, primarily due to a significant increase in private label sales, partially offset by a decrease in branded sales.

Aggregate branded net sales decreased approximately 8.0% to $34.7 million for the fiscal 2009 third quarter, from $37.7 million for the fiscal 2008 third quarter, primarily due to a decrease in joint care category sales volume, partially offset by an increase in MegaRed new product sales.  The decrease in joint care category sales was primarily due to intense competitive pressures, including private label, reduction of customer inventory levels and challenging economic conditions.  Move Free net sales were $19.5 million and $20.9 million, respectively, for the fiscal 2009 and 2008 third quarters.

Private label sales increased approximately 78.0% to $15.2 million for the fiscal 2009 third quarter, from $8.5 million for the fiscal 2008 third quarter, primarily due to incremental business awarded in the latter part of fiscal 2008 coupled with an increase in customer promotional activity on existing business.

Gross Profit.  Gross profit decreased approximately 15.2% to $17.3 million for the fiscal 2009 third quarter, from $20.4 million for the fiscal 2008 third quarter.  Gross profit, as a percentage of net sales, decreased to 34.7% for the fiscal 2009 third quarter, from 44.2% for the fiscal 2008 third quarter.  These changes reflect the significant increase in private label sales volume resulting in a much higher mix of lower-margin private label sales.  Increases in raw material costs also negatively impacted the fiscal 2009 third quarter, and will continue to negatively impact gross profit for the fiscal 2009 fourth quarter.

Operating Expenses.  Operating expenses decreased approximately 15.2% to $12.1 million for the fiscal 2009 third quarter, from $14.3 million for the fiscal 2008 third quarter.  Operating expenses, as a percentage of net sales, were 24.3% and 30.9%, respectively, for the fiscal 2009 and 2008 third quarters.  The decrease in operating expenses resulted primarily from a significant decrease in general and administrative expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $8.2 million for the fiscal 2009 third quarter, from $8.6 million for the fiscal 2008 third quarter, primarily due to a decrease in personnel related costs, including primarily management related annual and long-term incentive program costs.

General and administrative expenses decreased to approximately $2.8 million for the fiscal 2009 third quarter, from approximately $4.8 million for the fiscal 2008 third quarter, primarily resulting from reductions in personnel related costs, including management related annual and long-term incentive program costs.  General and administrative expenses for the fiscal 2008 third quarter include approximately $0.7 million in stock based compensation expense associated with the previous long-term management incentive plan.  In addition, approximately $0.5 million in incremental compensation expense for the special dividend was recognized in the prior year quarter.  The compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units.

Research and development costs increased to approximately $1.0 million for the fiscal 2009 third quarter, from $0.8 million for the fiscal 2008 third quarter, primarily resulting from an increase in personnel related costs and expenses associated with product testing.

Other Income/Expense.  Other income, net, was $0.1 million for the fiscal 2009 third quarter, compared to $0.4 million for the fiscal 2008 third quarter.  The decrease was primarily due to a reduction in interest income resulting from lower yields on investments.

Income Tax Expense.  Income tax expense was $1.7 million for the fiscal 2009 third quarter, compared to $2.5 million for the fiscal 2008 third quarter, primarily resulting from a decrease in pre-tax income, coupled with a reduction in our effective tax rate to 32.1% for the fiscal 2009 third quarter, from 38.4% for the fiscal 2008 third quarter.  The decrease in the effective tax rate primarily resulted from an increase in certain tax credits.

Back to index

Results of Operations (unaudited)
Nine Months Ended February 28, 2009
Compared to Nine Months Ended February 29, 2008

The following tables show comparative results for selected items as reported and as a percentage of net sales for the nine months ended, (dollars in thousands):

	February 28, 2009		February 29, 2008

Net sales	$144,955	100.0%	$126,470	100.0%
Cost of goods sold	92,165	63.6	73,074	57.8

Gross profit	52,790	36.4	53,396	42.2
Operating expenses:
Selling and marketing	24,772	17.1	22,104	17.4
General and administrative	10,176	7.0	16,052	12.7
Research and development	3,150	2.2	3,149	2.5
Reimbursement of import costs	—	—	(31)	—

Total operating expenses	38,098	26.3	41,274	32.6

Income from operations	14,692	10.1	12,122	9.6
Other income, net	656	0.4	1,623	1.3
Income tax expense	(5,571)	(3.8)	(5,251)	(4.2)

Net income	$9,777	6.7%	$8,494	6.7%

Net Sales.  Net sales increased approximately 14.6% to $145.0 million for the nine months ended February 28, 2009, from $126.5 million for the nine months ended February 29, 2008, primarily due to a significant increase in private label sales.

Aggregate branded net sales remained relatively constant at $101.3 million and $102.1 million, respectively, for the nine months ended February 28, 2009 and February 29, 2008.  A modest increase in sales volume of approximately $1.6 million, or 1.1%, was offset by an increase in sales promotional incentives classified as sales price reductions and an increase in actual and potential product returns.  Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  The increase in branded sales volume was primarily attributable to the introduction of our MegaRed new product, substantially offset by a decrease in overall joint care category sales volume.  The decrease in joint care category sales was primarily due to intense competitive pressures, including private label, reduction of customer inventory levels and challenging economic conditions.  Move Free net sales were $56.2 million and $60.6 million, respectively, for the nine months ended February 28, 2009 and February 29, 2008.

Private label sales increased approximately 79.5% to $43.7 million for the nine months ended February 28, 2009, from $24.3 million for the nine months ended February 29, 2008, primarily due to incremental business awarded in the latter part of fiscal 2008 coupled with an increase in customer promotional activity on existing business.

Gross Profit.  Gross profit remained relatively constant at $52.8 million and $53.4 million, respectively, for the nine months ended February 28, 2009 and February 29, 2008.  However, gross profit, as a percentage of net sales, decreased to 36.4% for the nine months ended February 28, 2009, from 42.2% for the nine months ended February 29, 2008.  The decrease reflects the significant increase in private label sales volume resulting in a much higher mix of lower-margin private label sales, coupled with an increase in raw material costs.

Operating Expenses.  Operating expenses decreased approximately 7.7% to $38.1 million for the nine months ended February 28, 2009, from $41.3 million for the nine months ended February 29, 2008.  Operating expenses, as a percentage of net sales, were 26.3% and 32.6%, respectively, for the nine months ended February 28, 2009 and February 29, 2008.  The decrease in operating expenses resulted primarily from a significant decrease in general and administrative expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to approximately $24.8 million for the nine months ended February 28, 2009, from $22.1 million for the nine months ended February 29, 2008, primarily due to an increase in variable selling expenses, including freight costs, resulting from the increase in sales volume; as well as incremental advertising and other promotional expenses in support of the introduction of our new MegaRed product.  These increases were partially offset by reductions in personnel related costs, including primarily management related annual and long-term incentive program costs.  In addition, selling and marketing expense for the nine months ended February 29, 2008 includes the recognition of approximately $0.4 million in incremental compensation expense for the special dividend.  The compensation expense represents a non-cash charge for dividend equivalent rights received by holders (employees and directors) of certain equity awards, including stock options and restricted stock units.

 Back to index

General and administrative expenses decreased to approximately $10.2 million for the nine months ended February 28, 2009, from approximately $16.1 million for the nine months ended February 29, 2008, primarily resulting from a reduction in personnel related costs, including management related annual and long-term incentive program costs.  General and administrative expenses for the nine months ended February 29, 2008 include approximately $2.1 million in stock-based compensation expense associated with the previous long-term management incentive plan.  In addition, approximately $3.9 million in incremental compensation expense for the special dividend was recognized in the nine month period ended February 29, 2008.

Research and development costs remained constant at approximately $3.1 million for the nine months ended February 28, 2009 and February 29, 2008.

Other Income/Expense.  Other income, net, was $0.7 million for the nine months ended February 28, 2009, compared to $1.6 million for the nine months ended February 29, 2008.  The decrease was primarily due to a reduction in interest income resulting from a decrease in cash and available-for-sale securities reflecting the impact of the fiscal 2008 first quarter special dividend, which was funded from cash and liquidation of available-for-sale securities.  The decrease also reflects a lower yield on investments.

Income Tax Expense.  Income tax expense was $5.6 million for the nine months ended February 28, 2009, compared to $5.3 million for the nine months ended February 29, 2008.  The increase primarily resulted from an increase in pre-tax income, substantially offset by a decrease in our effective tax rate.  The effective tax rate decreased to 36.3% for the nine months ended February 28, 2009, from 38.2% for the nine months ended February 29, 2008, primarily resulting from an increase in certain tax credits.

Liquidity and Capital Resources

Working capital increased approximately $8.8 million to $90.3 million at February 28, 2009, from $81.5 million at May 31, 2008, primarily due to positive financial results.  An approximate $6.0 million increase in cash and cash equivalents and available-for-sale securities reflects, among other factors, the impact of year-to-date earnings; partially offset by an increase in inventories partially funded by an increase in accounts payable, the payment of approximately $1.0 million in dividends resulting from the vesting of certain restricted stock units, and the payment of approximately $1.5 million in individual income taxes resulting from withholding and effectively reacquiring shares of Class A common stock issued in exchange for fully vested restricted stock units and stock options exercised.  Inventories increased approximately $4.5 million, which reflects increases in raw material quantities and costs including the impact of incremental private label business.  The increase in prepaid expenses and short-term debt was primarily due to the renewal of certain insurance policies at September 1, 2008 and the short-term financing of the corresponding annual insurance premiums.  Accrued expenses decreased approximately $2.3 million primarily due to decreases in accrued management annual incentive costs.

As a result of current negative liquidity and uncertainty in financial credit markets, we have continued to liquidate our investments in ARS and other variable rate debt securities.  Proceeds from the sale of these available-for-sale securities were invested in money market accounts, certificates of deposit, United States Treasury Bills and high-quality commercial paper.  At February 28, 2009, we held approximately $5.9 million in available-for-sale securities including approximately $1.0 million in ARS, which are generally fully insured, highly rated municipal or state agency issued securities.  Although we have experienced failed auctions with each of these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, the securities are called by the issuer or the securities mature; we believe we will be able to successfully liquidate these investments.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc.  (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent.  In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  Our obligations under the Credit Facility are secured by a first priority security interest on all of the capital stock of SNG.  If our total coverage ratio exceeds a certain limit, our obligations will also be secured by a first priority security interest in all of our domestic assets.  In the event we exceed certain other ratio limits, we will be subject to a borrowing base and will be able to borrow up to a lesser of $25.0 million or the sum of (i) 85% of eligible accounts receivable and (ii) 65% of eligible inventory.  Borrowings under the Credit Facility bear interest at floating rates based on the KeyBank National Association prime rate or the Federal Funds effective rate.  The Credit Facility can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  At February 28, 2009, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

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

Back to index

A summary of our outstanding contractual obligations at February 28, 2009 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$9,528	$2,382	$4,642	$2,504	$—
Purchase obligations(2)	8,820	8,820	—	—	—
Debt obligations	194	194	—	—	—

Total obligations	$18,542	$11,396	$4,642	$2,504	$—

(1) Unrecognized income tax benefits totaling approximately $0.2 million are excluded since we are unable to estimate the period of settlement, if any.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our condensed consolidated financial statements:

●
We provide for valuation adjustments for changes in the fair values of our available-for-sale securities.  Fair values are based upon quoted market prices and/or other considerations, including fair values determined by financial institutions, current credit rating of the debt securities, insurance provisions and discounted cash flow analysis as deemed appropriate.  Changes in valuation adjustments for declines in the fair values of our available-for-sale securities did not significantly impact net income for the nine months ended February 28, 2009 and February 29, 2008.  At February 28, 2009 and May 31, 2008, unrealized losses resulting from fair market adjustments to our available-for-sale securities totaled approximately $0.2 million and zero, respectively.

Back to index

●
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the nine months ended February 28, 2009 and February 29, 2008, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.2 million and $0.8 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

●
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of approximately $0.8 million for the nine months ended February 28, 2009.  Changes in these allowances resulted in an increase in our gross profit and operating income of approximately $0.4 million for the nine months ended February 29, 2008.  At February 28, 2009 and May 31, 2008, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $2.3 million and $1.5 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

●
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the nine months ended February 28, 2009 and February 29, 2008.  At February 28, 2009 and May 31, 2008, unrecognized tax benefits totaled approximately $0.2 and $0.5 million, respectively.

●
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At both February 28, 2009 and May 31, 2008, deferred tax asset valuation allowances were zero.

●
We recognized compensation expense for certain performance based equity instrument awards (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria would be achieved.  Our periodic assessment of the probability that the performance criteria would be achieved considered such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the nine months ended February 28, 2009 and February 29, 2008, we recognized compensation expense related to existing awards of approximately zero and $2.5 million, respectively.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at February 28, 2009.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2009 third quarter:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

December 1 - December 31	95	$6.04	—	—

January 1 - January 31	26,040	$5.81	—	—

February 1 - February 28	—	—	—	—

Total	26,135	$5.82	—	—

(1)   Repurchase of these shares was to satisfy employee tax withholding obligations due upon exercises of options. See Note 1 to the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Weider Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1.	Form of Performance Award Grant Notice, Performance Award Agreement and Deferral Election.* (5)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (6)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (6)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (7)

1.	Previously field in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
2.	Previously filed in the Company's Registration Statement on Form S-1/A (File No. 333-12929) filed on October 16, 1996 and incorporated herein by reference.
3.	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
4.	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
5.	Previously filed in the Company's Current Report on Form 8-K filed on December 18, 2008 and incorporated herein by reference.
6.	Filed herewith.
7.	Furnished herewith.
*	Management contract.

Back to index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: April 7, 2009	By:	/s/ Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: April 7, 2009	By:	/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Back to index