Form 10-K
period 2009-05-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2009-08-20
CIK 1022368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ❑ No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ❑ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $65,397,342 as of November 30, 2008, the last day of the registrant's second fiscal quarter, based upon the closing price on the New York Stock Exchange of $5.57 for shares of the registrant’s Class A common stock on November 28, 2008.

As of August 13, 2009 the registrant had outstanding 12,562,823 shares of Class A common stock and 14,973,148 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended May 31, 2009, are incorporated by reference into Part III hereof.

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

SCHIFF NUTRITION INTERNATIONAL, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SIGNIFICANT ACCOUNTING POLICIES
2.	AVAILABLE-FOR-SALE SECURITIES
3.	RECEIVABLES, NET
4.	INVENTORIES
5.	PROPERTY AND EQUIPMENT, NET
6.	GOODWILL AND INTANGIBLE ASSETS, NET
7.	ACCRUED EXPENSES
8.	INCOME TAXES
9.	CASH DIVIDEND
10.	ACCUMULATED OTHER COMPREHENSIVE LOSS
11.	EARNINGS PER SHARE
12.	STOCK-BASED COMPENSATION PLANS
13.	COMMITMENTS AND CONTINGENCIES
14.	RELATED PARTY TRANSACTIONS
15.	QUARTERLY RESULTS (UNAUDITED)
16.	SUBSEQUENT EVENT
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS

EXHIBIT – 4.3           LOAN AGREEMENT
EXHIBIT – 10.28	SECURITY AGREEMENT
EXHIBIT – 10.29	CONTINUING AND UNCONDITIONAL GUARANTY – SCHIFF NUTRITION INTERNATIONAL, INC.
EXHIBIT – 10.30	CONTINUING AND UNCONDITIONAL GUARANTY – WNG HOLDINGS (INTERNATIONAL) LTD.
EXHIBIT – 10.31	CONTINUING AND UNCONDITIONAL GUARANTY – COPPAL RESEARCH, INC.
EXHIBIT – 21.1	SUBSIDIARIES OF SCHIFF NUTRITION INTERNATIONAL, INC.
EXHIBIT – 23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
EXHIBIT – 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT.
EXHIBIT – 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT.
EXHIBIT – 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT.

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

General

Schiff Nutrition International, Inc. (“we,” “us,” or “our”) develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  We offer a broad range of capsules, tablets and nutrition bars.  Our portfolio of recognized brands, including Schiff®, Move Free®, MegaRed® and Tiger’s Milk®, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000.  We were incorporated in Delaware in 1996.  Our corporate internet web site address is www.schiffnutrition.com.  We have included our internet web sites here and elsewhere only as an inactive textual reference.  The information contained on the internet web sites is not incorporated by reference into this Annual Report on Form 10-K.  We file our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto with the SEC.  Electronic copies of our periodic reports and current reports, and any amendments to those reports, are available free of charge by accessing our corporate internet web site at www.schiffnutrition.com, which provides a link to www.sec.gov, the web site maintained by the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- 732-0330.

Recent Developments

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, payable on August 28, 2009 to shareholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at August 14, 2009, the record date, we had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 27.7 million shares of outstanding Class A and Class B common stock, approximately 1.3 million shares of Class A common stock underlying outstanding stock options, and approximately 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is approximately $15.0 million, presuming 100% vesting of shares underlying equity awards; $7.5 million for holders of Class A common stock, including $1.1 million for Class A common stock underlying equity awards, and $7.5 million for the holder of Class B common stock.

The special dividend will be funded from cash and cash equivalents.  Approximately $14.4 million of the distribution will occur on August 28, 2009.  With respect to outstanding stock options and restricted stock units that are unvested as of August 14, 2009, or for which the issuance of shares underlying restricted stock units has been deferred, the $0.50 per share dividend will not be distributed until after such equity awards vest or the deferred shares are issued.

In August 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. ("SNG"), a new $80.0 million revolving credit facility (the “New Credit Facility”) with U.S. Bank National Association, as Agent.  The New Credit Facility, which replaces our previous $25.0 million credit facility which expired on June 30, 2009, contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG's obligations under the New Credit Facility are guaranteed by us and SNG's domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the New Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The New Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.

Industry Overview

According to the “Nutrition Business Journal,” the market for vitamins, minerals and supplements in the United States was estimated to be approximately $25.2 billion in 2008.  We believe that the market has reached its present size due to a number of factors, including:

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

In recent years, nutritional supplement companies, analysts, publications and other industry sources have referenced a slower growth rate, particularly in terms of sales dollar growth, in the nutritional supplement industry.  We believe that the slower growth rate is due in part to, among other factors, increased competition, including increasing competition from pharmaceutical and food companies, increased market and pricing competition, including from private label products, the general economic slowdown in the U.S., the lack of industry-wide “blockbuster” products, negative publicity regarding certain nutritional supplement ingredients and companies, and the general maturing of the industry.

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

Our Schiff brand specialty supplements are designed to provide consumers with targeted support for their wellness efforts.  Our specialty supplements include joint care products marketed under the Schiff brand, including our Move Free and Glucosamine products.  Our Move Free product is one of the leading joint care products in the mass market channel.  Move Free net sales were $71.3 million, $82.6 million and $83.8 million, respectively, for fiscal 2009, 2008 and 2007 and represented approximately 37%, 47% and 48%, respectively, of total net sales for fiscal 2009, 2008 and 2007.  Our concentration in this brand and the joint care category is significant.  We cannot assure you that Move Free or other of our products currently experiencing strong popularity will maintain sales levels over time.  A significant decrease in Move Free or joint care category sales would have a material adverse effect on our results of operations and financial condition.  Other specialty supplement products include:

•	specialty products for men and women, such as Prostate Health and Folic Acid;

•	other specialty products, such as Melatonin Plus, Niacin and Lutein; and

•	omega-3 products, such as Fish Oil and MegaRed.

Our Schiff brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to healthy diet and exercise.  Schiff brand vitamin products include:

•	multivitamins, such as Single Day;

•	individual vitamins, such as Vitamin B, Vitamin C and Vitamin D; and

•	minerals, such as Calcium and Iron.

The Schiff brand is marketed primarily in the mass market retail channel, with additional limited distribution in health food stores.  Our products are sold domestically in leading retail outlets in all 50 states.  Our mass market customers include:

•	warehouse clubs, such as Costco, Sam’s Club and BJ’s;

•	mass merchandisers, such as Wal-Mart and Target;

•	drug stores, such as Walgreens, CVS and Rite Aid; and

•	supermarkets, such as Fred Meyer, Giant, Kroger, Publix, Safeway, Stop & Shop, H-E-B and Raley’s.

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

Our largest customers are Costco and Wal-Mart and our concentration in these two customers is significant.  Combined, these two customers accounted for approximately 76%, 74% and 69%, respectively, of total net sales for fiscal 2009, 2008 and 2007.  Retail customers in our industry generally do not enter into long-term supply contracts with their suppliers, particularly for branded products.  Consequently, we do not have supply contracts with either Costco or Wal-Mart and therefore cannot assure you that either Costco or Wal-Mart will continue to be significant customers in the future.  The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, would have a material adverse effect on our results of operations and financial condition.

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

We also market two lines of nutrition bar products under the Tiger’s Milk and Fi-Bar® brands.  The Tiger’s Milk product line includes several nutrition bars that supply protein, vitamins and other essential nutrients with fewer calories than a traditional candy bar.  The Fi-Bar product line is comprised of snack bars that are free of hydrogenated oils and trans fat, and are made with wholesome ingredients such as grains, oats, nuts and fruit, and coated with white, semi-sweet or milk chocolate.  The Tiger’s Milk and Fi-Bar brands are intended to provide consumers with a healthy alternative to traditional snack foods and candy bars and are sold primarily through warehouse clubs, mass market retailers and convenience stores, with additional limited distribution in health food stores.

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

We market our products using a mix of trade and consumer promotions; television, internet, newspaper and print media advertising; and consumer education efforts.  Our advertising and marketing expenditures, excluding sales incentives reflected as reductions in net sales or increases in cost of goods sold, were approximately $20.4 million, $18.0 million and $19.4 million, respectively, for fiscal 2009, 2008 and 2007.  Classification of promotional costs as a sales reduction or increase in cost of goods sold is required when the promotion effectively represents a price reduction or free goods.

During fiscal 2009, we maintained our focus on competitively supporting our core brands, particularly relating to our Schiff Move Free brand and other joint care products.  Additionally, we allocated significant trade consumer and advertising in support of expanded distribution of MegaRed.  We continued to employ television, internet, magazine and other media in fiscal 2009, along with several targeted public relations and sampling campaigns.

Another key component of our marketing strategy is to educate consumers about our innovative and beneficial nutritional supplement products.  We participate in consumer education at conferences and trade and consumer shows.  Our web sites, including www.schiffvitamins.com, www.movefreeadvanced.com, www.schiffmegared.com and www.tigersmilk.com also provide additional educational information to consumers and customers.

Product Research and Development

We are committed to research and development to create safe and efficacious new products, develop product line extensions for existing products, and develop more effective and efficient means of processing ingredients for use in products.  New product development and process improvements are important to the nutritional supplement industry to create new market opportunities, meet consumer demand and strengthen relationships with customers.

We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits.  To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy and safety studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns.  For research and development initiatives, we conduct research and development in our own facility and with third parties.  Product research and development expenses were approximately $4.3 million, $4.3 million and $3.7 million, respectively, for fiscal 2009, 2008 and 2007.

Manufacturing and Product Quality

We manufacture the majority of our products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which includes our main distribution center and primary administrative offices and also contains our nutrition bar manufacturing operations.  Our Salt Lake City capsule and tablet facility is designed and operated to meet the current Good Manufacturing Practices as promulgated by the US FDA in 21CFR Part III.  We participate in the United States Pharmacopeia (“USP”) Dietary Supplement Verification Program, pursuant to which our manufacturing facility has been certified as being compliant with good manufacturing practices (“GMPs”) promulgated by USP.  We are also registered with NSF International (“NSF”) as being certified compliant with NSF GMPs as set forth in NSF/ANSI Standard 173-2003, Dietary Supplements, Section 8.

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

We maintain and operate a Manufacturing Resource Planning (“MRP”) system that is integrated with distribution, warehousing and quality control, which provides real-time lot and quality tracking of raw materials, work in progress and finished goods.  We manufactured approximately 90% of our branded products in fiscal 2009, based on net sales.  By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability, while also reducing production costs.  We also have a working relationship with numerous outside manufacturers, including softgel and tablet manufacturers and packagers, and utilize these outside sources from time to time.  Manufacturing backlogs, to the extent they may occasionally exist, do not have a material impact on delivery time to the customer.

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

We have a long-term supply and license agreement with a third-party supplier for a key ingredient used in our Move Free Advanced product.  While we have a contract in place providing for the continuing supply of this ingredient, we cannot assure you that the supplier will continue to supply this ingredient in the quantities or on the terms we require, or at all.  See “Item 1 – Business – Intellectual Property.”  We do not have a long-term supply agreement in place with the third-party supplier of the key ingredient used in our MegaRed product, and we have recently experienced delays and shortages in supply. We cannot assure you that the supplier will continue to supply this ingredient in the quantities or on the terms we require, or at all.  Our supplier’s failure to deliver will impact MegaRed sales and may damage our reputation with our customers which could have a material adverse effect on our results of operations and financial condition. We cannot guarantee that we will be able to secure an alternate supplier to provide the ingredient on terms acceptable to us, or at all.

Competition

The market for the sale of nutritional supplements is highly fragmented and competitive.  We believe that competition is based principally upon price, quality and efficacy of products, customer service, brand name and marketing support, and new products.

Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories.  In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market.  These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Private label products of our customers, which in recent years have significantly increased in certain nutrition categories (including the joint care category), compete directly with our products.  In several product categories, private label items are the market share leaders.  Increased competition from such companies and from private label pressures, particularly relating to the joint care category, could have a material adverse effect on our results of operations and financial condition.

Many companies within the industry are privately-held.  Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors with respect to sales to retailers.  As the nutritional supplement industry continues to evolve, we believe retailers will align themselves with suppliers who are financially stable, market a broad portfolio of products, provide exceptional quality assurance and offer superior customer service.  We believe that we compete favorably with other nutritional supplement companies because of our financial stability, brand names, customer service, competitive pricing, sales and marketing support and quality of our product lines.

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

In June 2007, the FDA published final GMPs specifically for the dietary supplement industry.  The effective compliance date for companies like ours with fewer than 500 employees was June 22, 2009.  These GMPs are more detailed than the GMPs previously applicable to us and result in increased expenses, changes to our processes or products and/or implementation of additional recordkeeping and administrative procedures.  Among other things, these GMPs: (i) require identity testing on all incoming dietary ingredients, (ii) call for a "scientifically valid system" for ensuring finished products meet all specifications, (iii) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures, and (iv) require extensive recordkeeping.  We do not currently expect the incremental cost of ongoing compliance efforts to be material.  While we believe we are currently in compliance with the GMPs, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

In December 2006, Congress passed legislation requiring companies that manufacture or distribute over-the-counter products (“OTC”) or dietary supplements to report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping procedures for all alleged adverse events (serious and non-serious).  The legislation requires manufacturers and distributors of OTC or dietary supplements to report to the FDA any serious adverse event reports received, even if the party making the report provides no medical or other information to the manufacturer or distributor.  There is a risk that consumers, the press or government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to consumer confusion, additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.  Any of the foregoing could have a material adverse effect on our results of operations and financial condition.

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

The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims.  The NAD also has its own advertising monitoring program, and initiates its own challenges to advertising that it has reviewed.  The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating FTC rules, regulations or guidance to the FTC for further action.  In February 2009, we revised our MegaRed packaging, advertising, promotional materials and website to comply with the NAD’s recommendations arising from a competitive challenge.  We cannot assure you that in the future the NAD will not deem one or more of our advertising claims to be impermissible.

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

Intellectual Property

We own, or have filed for, over 50 trademarks registered with the United States Patent and Trademark Office for our Schiff and Tiger’s Milk brands and certain of our products (including Move Free and MegaRed) and slogans.  We also license rights for names material to our business, including Move Free, and for the use of our brand names, including Schiff and Tiger’s Milk, in certain countries outside of North America.  However, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States.

We rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark.  In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.

Our Move Free Advanced product contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long-term supply and license agreement.  The term of the agreement extends through May 29, 2014, with automatic one-year extensions unless terminated by us or by the supplier upon our breach of the agreement and failure to cure the breach within a prescribed time period.  Our supplier has patents and patents pending relating to the key ingredient, and has granted us non-exclusive rights to market and sell the ingredient for joint care purposes in certain territories and classes of trade.  However, our supplier is currently in litigation with third parties alleging patent infringement in connection with the sale of the key ingredient by third parties in products similar to our Move Free Advanced product.  We cannot assure you that our supplier will prevail in such litigation or be successful in preventing third parties from selling the key ingredient in their competing products at a lower cost.  This could have a material adverse effect on our results of operations and financial condition.

Employees

At May 31, 2009, we employed approximately 465 persons, of whom approximately 190 were in management, sales, purchasing, logistics and administration and approximately 275 were in manufacturing operations.  In addition, we utilize temporary employees in some of our manufacturing operations.  We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

A significant portion of our total net sales are dependent upon our Move Free product and the joint care category, and a significant decrease in sales of these products would have a material adverse effect on our results of operations and financial condition.  Certain products and product lines (particularly in the joint care category) account for a significant amount of our total net sales.  Net sales of our Schiff Move Free brand were approximately 37%, 47% and 48%, respectively, of total net sales for fiscal 2009, 2008 and 2007.  We cannot assure you that Move Free or other of our products currently experiencing strong popularity will maintain sales or margin levels over time.  A significant decrease in Move Free or joint care category sales would have a material adverse effect on our results of operations and financial condition.

Two of our customers account for a substantial portion of our net sales, and the loss of one or both of these customers would have a material adverse effect on our results of operations and financial condition.  Our largest customers are Costco and Wal-Mart.  Combined, these two customers accounted for approximately 76%, 74% and 69%, respectively, of total net sales for fiscal 2009, 2008 and 2007.  Our concentration in these customers has generally increased in recent years.  We do not have supply contracts with either Costco or Wal-Mart and therefore cannot assure you that either Costco or Wal-Mart will continue to be significant customers in the future.  The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, would have a material adverse effect on our results of operations and financial condition.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our results of operations and financial condition.  We believe sales of our products are highly dependent on consumer perception of the safety, quality and efficacy of our products as well as similar or other nutritional supplement products distributed and sold by other companies.  Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention, and other publicity regarding our products and other nutritional supplements, including publicity regarding the legality, safety or quality of particular ingredients or products or the nutritional supplement market in general.  From time to time, there is unfavorable publicity, scientific research, litigation, regulatory proceedings and other media attention regarding our industry.  There has recently been unfavorable publicity regarding FDA action against nutrition companies based on adverse events alleged to be caused by products sold by these companies.  In recent years, there has also been unfavorable publicity regarding items imported from China, where we source a large amount of our raw materials.  There can be no assurance that future publicity, scientific research or findings, litigation, regulatory proceedings, or media attention will be favorable to the nutritional supplement market or any particular product or ingredient, or consistent with earlier favorable publicity, research, findings, litigation, proceedings or media attention.  Adverse publicity, media attention, research, findings, litigation, proceedings or other reports, whether or not accurate, could have a material adverse effect on our results of operations and financial condition and may lead to increased scrutiny of our operations by federal, state or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.  In addition, adverse publicity, reports or other media attention regarding the safety, quality, or efficacy of our products or ingredients or nutritional supplement products or ingredients in general, or associating the consumption of our products or ingredients or nutritional supplement products or ingredients in general with illness or other adverse effects, whether or not scientifically supported or accurate, could have a material adverse effect on our results of operations and financial condition.

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

Increases in prices of raw materials could adversely affect our results of operations and financial condition.  Raw materials account for a significant portion of our manufacturing costs.  We have encountered material fluctuations in the pricing of key raw materials in the past, particularly relating to joint care category products.  In recent years, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category.  Beginning in late fiscal 2008 and continuing into fiscal 2009, the prices of raw materials (particularly those sourced from China, including many joint care category ingredients) increased and significantly impacted our profit margins.  Historically, we generally have not been able to pass along raw material price increases.  Significant increases in raw material prices, particularly relating to the joint care category, could have a material adverse effect on our results of operations and financial condition.

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

We typically do not enter into long-term contracts with our suppliers.  However, we have a long-term supply and license agreement with a third-party supplier for a key ingredient used in our Move Free Advanced product.  While the contract provides for the continuing supply of this ingredient, we cannot assure you that the supplier will continue to supply this ingredient in the quantities or on the terms we require, or at all.  See “Item 1 – Business – Intellectual Property” and “Item 1A – Risk Factors – Risks Associated with Intellectual Property Rights and Proprietary Techniques.”  We do not have a long-term supply agreement in place with the third-party supplier of the key ingredient used in our MegaRed product, and we have recently experienced delays and shortages in supply.  We cannot assure you that the supplier will continue to supply this ingredient in the quantities or on the terms we require, or at all.  Our supplier’s failure to deliver will impact MegaRed sales and may damage our reputation with our customers, which could have a material adverse effect on our results of operations and financial condition. We cannot guarantee that we will be able to secure an alternate supplier to provide the ingredient on terms acceptable to us, or at all.

In addition, from time to time, we enter into forward purchase commitments regarding certain raw materials, primarily relating to the joint care category.  We cannot assure you that the suppliers will supply the raw materials in accordance with the terms of the forward purchase commitments, or at all.  For certain ingredients, we do not have alternate suppliers.  Any significant failure to supply or changes in the material terms of supply by the Move Free Advanced key ingredient supplier or our other raw materials suppliers, including the supplier of the key ingredient for our MegaRed product, could have a material adverse effect on our results of operations and financial condition.

We are subject to potential delays in the delivery of raw materials caused by events beyond our control, including, among other factors, strikes or labor disputes, transportation interruptions, capacity issues at supplier factories, weather-related events, natural disasters or other catastrophic events, and changes in government regulations.  Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products.  The occurrence of any of the foregoing, particularly with respect to raw materials needed for our joint care products, could have a material adverse effect on our results of operations and financial condition.

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

We protect our intellectual property related to investments in research and development by relying on trade secret laws and confidentiality agreements with third parties who have access to information about our research and development activities.  When we license our trademarks, proprietary ingredients or other intellectual property from a third party, we typically have contractual rights to require the licensor to adequately protect our intellectual property interests.  Nevertheless, we cannot guarantee that such measures will be sufficient to protect our interests.  Our Move Free Advanced product contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long-term supply and license agreement.  Our supplier has patents and patents pending relating to the key ingredient, and has granted us non-exclusive rights to market and sell the ingredient for joint care purposes in certain territories and classes of trade.  However, our supplier is currently in litigation with third parties alleging patent infringement in connection with the sale of the key ingredient by third parties in products similar to our Move Free Advanced product.  We cannot assure you that our supplier will prevail in such litigation or be successful in preventing third parties from selling the key ingredient in their competing products.  This could have a material adverse effect on our results of operations and financial condition.  See “Item 1 – Business – Manufacturing and Product Quality” and — “Intellectual Property.”

In addition, we own, or have filed for, over 50 trademarks registered with the United States Patent and Trademark Office for our Schiff and Tiger's Milk brands and certain of our products (including Move Free) and slogans, and have rights to use names material to our business in certain countries outside of North America.  Our policy is to pursue registrations for certain trademarks associated with our key products (though we continue to rely on common law trademark rights to protect our unregistered marks) and to protect our trademarks against infringement.  However, there can be no assurance that infringing products could not be marketed without our knowledge or consent.  Further, to the extent we rely upon foreign or common law protections for our marks, we may not be provided with as extensive protection as is afforded by a United States federal registration.  If we are unable to effectively protect our trademark rights, it could have a material adverse effect on our results of operations and financial condition.  See "Item 1 – Business – Intellectual Property."

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

Our failure to appropriately respond to changing consumer preferences and demand for new products or our failure to develop and/or sustain new product launches could adversely affect our business.  We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products and product enhancements.  The development and commercialization process, particularly relating to innovative products, is both time-consuming and costly and involves a high degree of business risk.  Although we seek to introduce additional products each year, the success of new products or product enhancements is subject to a number of variables, including developing products that will appeal to customers, accurately anticipate consumer needs, be successfully commercialized in a timely manner, be priced competitively, be differentiated from those of our competitors, and comply with applicable regulations.  The inability to successfully implement or maintain marketing and spending programs, a consistent supply of raw material, competitive claims or strategic initiatives in support of our branded products or product enhancements could have a material adverse effect on our results of operations and financial condition.  We cannot assure you that our efforts to develop and introduce new products or existing product innovations will be successful, that customers will accept new products, or, if accepted, that customers will continue to sell the new products.  The failure to successfully launch, gain distribution or maintain distribution for new product offerings or product enhancements could have a material adverse effect on our results of operations and financial condition.

If we experience material product liability claims, FDA action or other litigation, it could have a material adverse effect on our results of operations and financial condition.  As a manufacturer and distributor of products designed to be ingested, we face an inherent risk of exposure to product liability claims, FDA action and litigation if our products are alleged to have caused significant loss or injury.  In addition, the manufacture and sale of our products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination.  Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as dietary supplements or foods, and generally are not subject to pre-market regulatory approval in the United States.  Some of our products contain ingredients that do not have long histories of human consumption, and may not have the effects intended.  Previously unknown adverse reactions resulting from human consumption of these, other of our ingredients, or combinations of ingredients could occur.  We have been, and in the future may be, subject to various product liability claims, including, among others, that our products caused injury or illness, that our products include inadequate instructions for use, or that our products include inadequate warnings concerning possible side effects or interactions with other substances.  Recently the FDA has taken a more aggressive approach to enforcement.  A product liability claim or FDA action against us could result in increased costs, could adversely affect our reputation with our customers and consumers, and could have a material adverse effect on our results of operations and financial condition.

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

Failure to comply with existing or new regulations, both in the U.S. and abroad, or an adverse action regarding product formulation, claims or advertising could have a material adverse effect on our results of operations and financial condition.  Our business operations, including the formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products, are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and FTC in the United States.  See “Item 1 - Business - Government Regulation.”  From time to time we may be subject to challenges to our marketing, advertising or product claims in litigation or governmental, administrative or other regulatory proceedings.  Failure to comply with applicable regulations or withstand such challenges could result in changes in product labeling, packaging, or advertising, product reformulations, discontinuation of our product by retailers, loss of market acceptance of the product by consumers, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines or criminal prosecution.  Any of these actions could have a material adverse effect on our results of operations and financial condition.  As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs.  We cannot assure you that we will not have to make such changes or revisions in the future, which could have a material adverse effect on our results of operations and financial condition.

In June 2007, the FDA published extensive GMPs for dietary supplements.  See “Item 1 - Business - Government Regulation.”  The effective compliance date for companies like ours with fewer than 500 employees was June 22, 2009.  While we do not currently expect the incremental cost of compliance efforts to be material, we cannot assure you that, in complying with the new GMP requirements, we will not incur substantial costs that may have a material adverse effect on our results of operations and financial condition, or that our operations or those of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

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

If we experience product recalls or a significant amount of product returns, we may incur significant and unexpected costs, and our business reputation could be adversely affected.  Manufacturers and distributors of products in our industry are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as ingredient contamination, packaging safety and inadequate or inaccurate labeling disclosure.  If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall.  In addition, a product recall may require significant management attention.  We acquire all of our raw materials for the manufacture of our products from third parties.  Although we have procedures in place for testing raw materials used in our products, we cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls or lawsuits.  There can be no assurance that we would be able to recover these expenses from our suppliers.  Additionally, if one of our significant brands were subject to recall, the image of that brand and our company could be harmed.  A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition.  Additionally, product recalls may lead to increased scrutiny of our operations by federal, state or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

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

We are controlled by a principal stockholder.  WHF owns all of our outstanding shares of Class B common stock, representing over 90% of the aggregate voting power of all outstanding shares of our common stock.  Two of our directors also serve on the board of directors of WHF.  WHF is in a position to exercise control over us and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by our amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control our operations.  Accordingly, we cannot engage in any strategic transactions without the approval of WHF.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

At May 31, 2009, we leased the following facility:
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

We did not submit any matters to the vote of security holders during the fiscal 2009 fourth quarter.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “WNI.”  The high and low closing prices of our Class A common stock for each quarter of fiscal 2009 and 2008 are set forth below:

Fiscal Year Ended May 31, 2009:	High	Low
First Quarter	$6.82	$5.31
Second Quarter	6.98	4.96
Third Quarter	6.04	3.65
Fourth Quarter	5.04	3.62

Fiscal Year Ended May 31, 2008:	High	Low
First Quarter	$7.65	$5.29
Second Quarter	5.99	5.14
Third Quarter	6.35	5.11
Fourth Quarter	6.32	5.21

There is no active trading market for our Class B common stock, which is owned entirely by WHF.

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, payable on August 28, 2009 to shareholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at August 14, 2009, the record date, we had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 27.6 million shares of outstanding Class A and Class B common stock, approximately 1.3 million shares of Class A common stock underlying outstanding stock options, and approximately 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is approximately $15.0 million, presuming 100% vesting of shares underlying equity awards; $7.5 million for holders of Class A common stock, including $1.1 million for Class A common stock underlying equity awards, and $7.5 million for the holder of Class B common stock.

This special dividend will be funded from cash and cash equivalents.  Approximately $14.4 million of the distribution will occur on August 28, 2009.  With respect to outstanding stock options and restricted stock units that are unvested as of August 14, 2009, or for which the issuance of shares underlying restricted stock units has been deferred, the $0.50 per share dividend will not be distributed until after such equity awards vest or the deferred shares are issued.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record of Class A and Class B common stock at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, we had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options, and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $44.9 million, presuming 100% vesting of shares underlying equity awards; $22.4 million for holders of Class A common stock, including $4.9 million for Class A common stock underlying certain equity awards, and $22.5 million for the holder of Class B common stock.  Substantially all of the stock options and restricted stock units had vested as of May 31, 2009.

This special dividend was funded from cash and liquidation of available-for-sale securities.  Approximately $43.9 million of the distribution has occurred as of May 31, 2009.  The remaining amount will be distributed upon vesting of the stock options or upon issuance of the shares underlying restricted stock units.

Our Board of Directors will determine dividend policy in the future based upon, among other factors, our results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time.  In addition, our credit facility contains certain customary financial covenants that may limit our ability to pay dividends on our common stock.  See Note 13 of Notes to Consolidated Financial Statements.  We can give no assurance that we will pay dividends in the future.

The closing price of our Class A common stock on August 13, 2009 was $5.65.  The approximate number of stockholders of record of our Class A common stock on August 13, 2009 was 274.  WHF owns all of the 14,973,148 outstanding shares of our Class B common stock.

The following table presents information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at May 31, 2009:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,267,899(1)	$2.82(1)	1,825,433
Equity compensation plans not approved by security holders	—	—	—
Total	2,267,899	$2.82	1,825,433

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 996,632 shares of restricted stock units, which are excluded in determining the weighted-average exercise price of outstanding options, warrants and rights.

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2009 fourth quarter:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

March 1 - March 31	—	—	—	—

April 1 - April 31	—	—	—	—

May 1 - May 28	34,260	$4.63	—	—

Total	34,260	$4.63	—	—

(1)Repurchase of these shares was to satisfy employee tax withholding obligations due upon issuance of shares underlying vested restricted stock units.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Fiscal Year Ended May 31,
	2009	2008	2007	2006	2005
Operating Statement Data (1) and (2):	(in thousands, except per share data)

Net sales	$190,691	$176,914	$172,656	$178,372	$173,095
Cost of goods sold	123,861	102,491	103,959	119,303	113,351
Gross profit	66,830	74,423	68,697	59,069	59,744
Operating expenses	51,644	58,090	51,415	46,693	44,981
Reimbursement of import costs	—	(31)	(394)	(2,665)	—
Total operating expenses	51,644	58,059	51,021	44,028	44,981
Income from operations	15,186	16,364	17,676	15,041	14,763
Other income (expense):
Interest, net	765	1,917	2,943	1,840	179
Foreign currency translation gain	—	—	—	1,613	—
Other, net	(4)	13	(8)	(135)	(135)
Total other income (expense), net	761	1,930	2,935	3,318	44
Income from continuing operations before income taxes	15,947	18,294	20,611	18,359	14,807
Income tax expense	5,617	6,992	8,175	2,393	2,751
Income from continuing operations	10,330	11,302	12,436	15,966	12,056
Loss from discontinued operations, net of income taxes (1) and (2)	—	—	—	(127)	(5,487)

Net income	$10,330	$11,302	$12,436	$15,839	$6,569

Weighted average shares outstanding:
Basic	27,333	26,636	26,532	26,274	25,817
Diluted	28,638	28,000	27,343	26,999	26,418

Net income per share:
Basic	$0.38	$0.42	$0.47	$0.60	$0.25
Diluted	$0.36	$0.40	$0.45	$0.59	$0.25

Cash dividends declared per common share	$—	$1.50	$—	$—	$—

	At May 31,
	2009	2008	2007	2006	2005
Balance Sheet Data (1) and (2):	(in thousands)

Cash and cash equivalents	$52,648	$45,979	$34,463	$24,899	$11,358
Working capital	92,215	81,481	104,869	90,516	66,012
Total assets	130,197	124,486	145,079	131,615	128,266
Total debt	—	—	—	—	3,020
Total stockholders’ equity	109,693	99,487	124,095	107,507	89,835

(1) Effective March 1, 2005, we sold certain assets of our Active Nutrition Unit relating to our Weider branded business.  In accordance with SFAS No. 144, fiscal year 2005 has been restated to reflect the Weider branded business operating results as discontinued operations.

(2) Effective May 1, 2005, we sold our Haleko Unit.  In accordance with SFAS No. 144, fiscal year 2005 has been restated to reflect the Haleko Unit operating results as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

Schiff Nutrition International, Inc. develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  We offer a broad range of capsules, tablets and nutrition bars.  Our portfolio of recognized brands, including Schiff, Move Free, MegaRed and Tiger’s Milk, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

During fiscal 2007, 2008 and 2009, we provided selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  The introduction of Move Free Advanced into substantially all of our significant retail accounts, which began during the second half of fiscal 2006, was substantially completed in the fiscal 2007 second quarter.  In December 2007, we announced the fiscal 2008 third quarter introduction of smaller tablets for our existing Move Free items as well as the launch of a Move Free line extension.  During fiscal 2008 and 2009, we also increased the distribution of our joint care products in international markets which we will continue in fiscal 2010.  During the latter part of fiscal 2008, we introduced MegaRed, an omega-3 krill oil product, into Costco.  During fiscal 2009, we continued the introduction of MegaRed into certain other retail accounts.  In the latter part of fiscal 2009, we initiated a national marketing campaign to support MegaRed growth.  During fiscal 2010, subject to sufficient supply of raw materials, we will introduce MegaRed into new retail accounts and continue significant marketing to support both the new and existing distribution of this product.  Subject to competitive joint care category pricing pressures, including private label, the success of incremental private label and new product sales, including MegaRed, and the ability to increase our distribution in international markets, among other factors, we believe fiscal 2010 net sales, as compared to fiscal 2009 net sales, will modestly increase.

Our financial results for fiscal 2008 were impacted by the declaration of a $1.50 per share special cash dividend in July 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As a result, we recognized approximately $4.9 million in non-cash compensation expense during fiscal 2008, together with a corresponding increase in additional paid-in-capital.  Fiscal 2008 operating results were also unfavorably impacted by approximately $1.4 million in merger and acquisition related costs.  Our fiscal 2007 operating results were favorably impacted by litigation related settlements resulting in the reversal of approximately $0.6 million in contingent liabilities and the recognition of approximately $1.0 million in reimbursements of certain previously paid insurance premiums and other expenses incurred in prior fiscal years.  In addition, results for fiscal 2007 were also favorably impacted by approximately $0.4 million in reimbursement of import costs from certain suppliers.  These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Our gross profit and operating margins for fiscal 2009 were negatively impacted by incremental private label business awarded in the latter part of fiscal 2008.  The incremental business coupled with increased volume from existing business resulted in a significant change in sales mix for fiscal 2009, compared to fiscal 2008 and 2007.  The significant increase in lower-margin private label sales coupled with higher raw material costs resulted in overall lower gross profit and operating margins for fiscal 2009, as compared to fiscal 2008 and 2007.

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

Results of Operations
Fiscal 2009 Compared to Fiscal 2008

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2009 and 2008, (dollars in thousands):

	2009		2008

Net sales	$190,691	100.0%	$176,914	100.0%
Cost of goods sold	123,861	65.0	102,491	57.9

Gross profit	66,830	35.0	74,423	42.1
Operating expenses:
Selling and marketing	33,702	17.6	31,366	17.7
General and administrative	13,669	7.2	22,475	12.7
Research and development	4,273	2.2	4,249	2.4
Reimbursement of import costs	—	—	(31)	—

Total operating expenses	51,644	27.0	58,059	32.8

Income from operations	15,186	8.0	16,364	9.3
Other income, net	761	0.4	1,930	1.1
Income tax expense	(5,617)	(3.0)	(6,992)	(4.0)

Income from continuing operations	$10,330	5.4%	$11,302	6.4%

Net Sales.  Net sales increased approximately 7.8% to $190.7 million for fiscal 2009, from $176.9 million for fiscal 2008, primarily due to a significant increase in private label sales, partially offset by a decrease in branded net sales.

Aggregate branded net sales decreased approximately 5.3% to $131.8 million for fiscal 2009, from $139.2 million for fiscal 2008, primarily due to an approximate $3.3 million decrease in sales volume, an approximate $1.4 million increase in sales returns and an approximate $2.7 million increase in promotional incentives classified as sales price reductions.  Classification of certain promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  We are utilizing more price-discount like promotions in the joint care category to defend our market share against both branded and private label competition.  The decrease in sales volume resulted from a reduction in our joint care category volume, significantly offset by incremental MegaRed new product sales.  Move Free net sales were $71.3 million and $82.6 million, respectively, for fiscal 2009 and 2008.  The decrease in Move Free net sales, as well as decreases in other joint care category sales, primarily resulted from decreases in sales volume due to adjustments to customer inventory levels, private label volume growth due to significant price discounting, and the impact of uncertain economic conditions.

Private label sales increased approximately 56.2% to $58.9 million for fiscal 2009, from $37.7 million for the fiscal 2008, primarily due to incremental business awarded in the latter part of fiscal 2008 together with an increase in customer promotional activity on existing business.

Gross Profit.  Gross profit decreased approximately 10.2% to $66.8 million for fiscal 2009, from $74.4 million for fiscal 2008.  Gross profit, as a percentage of net sales, decreased to 35.0% for fiscal 2009, from 42.1% for fiscal 2008, primarily due to the reduction in branded joint care category sales, the significant increase in lower margin private label sales, higher raw material costs and incremental promotional incentives.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities who may include these expenses as a component of costs of goods sold.

Operating Expenses.  Operating expenses decreased approximately 11.1% to $51.6 million for fiscal 2009, from $58.1 million for fiscal 2008.  Operating expenses, as a percentage of net sales, were 27.0% and 32.8%, respectively, for fiscal 2009 and 2008.  The decrease in operating expenses resulted primarily from a substantial decrease in general and administrative expenses, partially offset by a moderate increase in selling and marketing expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, moderately increased to approximately $33.7 million for fiscal 2009, from $31.4 million for fiscal 2008.  An increase in promotional and freight costs was partially offset by an approximate $1.0 million reduction in management incentive program costs and the fiscal 2008 recognition of approximately $0.5 million in incremental compensation expenses for the special dividend.  The special dividend compensation expense represents a non-cash charge for dividend equivalent rights received by holders of certain equity awards, including stock options and restricted stock units.  The increase in promotional costs resulted from additional price discounting in joint care category products due to competitive pressure, including private label, and incremental advertising in support of MegaRed.  Freight costs increased due to higher sales volumes and increases in fuel costs.

General and administrative expenses decreased to approximately $13.7 million for fiscal 2009, from approximately $22.5 million for fiscal 2008, primarily due to the fiscal 2008 recognition of approximately $4.4 million in incremental compensation expense for the special dividend and approximately $1.4 million in merger and acquisition related costs, together with an approximate $4.5 million year over year reduction in management incentive program costs.

Research and development costs remained relatively constant at approximately $4.3 million for fiscal 2009 and 2008.

Other Income, net.  Other income, net, was $0.8 million for fiscal 2009, compared to $1.9 million for fiscal 2008.  The decrease was primarily due to a reduction in interest income resulting from lower yields on investments.

Income Tax Expense.  Income tax expense was $5.6 million for fiscal 2009, compared to $7.0 million for fiscal 2008.  The effective tax rate was 35.2% and 38.2%, respectively, for fiscal 2009 and 2008.  The decrease in the effective tax rate primarily resulted from an increase in certain tax credits.

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

Aggregate branded net sales increased approximately 2.3% to $139.2 million for fiscal 2008, from $136.1 million for fiscal 2007.  An approximate $9.2 million, or 5.1% increase in sales volume, primarily in our joint care category business, and an approximate $1.0 million reduction in sales returns, were partially offset by an approximate $7.1 million increase in promotional incentives classified as sales price reductions.  We are utilizing more price-discount like promotions in the joint care category to defend our market share against both branded and private label competition.  Move Free net sales were $82.6 million and $83.8 million, respectively, for fiscal 2008 and fiscal 2007.  The decrease primarily resulted from incremental promotional activity due to competitive joint care product category pricing pressures, which more than off-set an approximate $3.9 million, or 3.4%, increase in sales volume.

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

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, moderately decreased to approximately $31.4 million for fiscal 2008, from $32.0 million for fiscal 2007.  A decrease in advertising costs, primarily resulting from a decision to shift certain television advertising to promotional incentives reflected as sales price reductions, was partially offset by the fiscal 2008 recognition of approximately $0.5 million in incremental compensation expenses for the special dividend and an increase in freight costs due to the sales volume increase and increasing fuel costs.  The special dividend compensation expense represents a non-cash charge for dividend equivalent rights received by holders of certain equity awards, including stock options and restricted stock units.

General and administrative expenses increased to approximately $22.5 million for fiscal 2008, from approximately $15.7 million for fiscal 2007, primarily due to the fiscal 2008 recognition of approximately $4.4 million in incremental compensation expense for the special dividend and approximately $1.4 million in merger and acquisition related costs, together with the favorable impact of certain unusual items in the comparable prior year period.  Unusual items recognized during fiscal 2007 include litigation related settlements resulting in the reversal of approximately $0.6 million in contingent liabilities and the recognition of approximately $1.0 million in reimbursements of certain previously paid insurance premiums and other expenses incurred in prior fiscal years.

Research and development costs increased to approximately $4.3 million for fiscal 2008, from $3.7 million for fiscal 2007, primarily due to an increase in personnel related costs, expenses associated with product research, and product testing related to the registration of products in international markets.

Other Income, net.  Other income, net, was $1.9 million for fiscal 2008, compared to $2.9 million for fiscal 2007.  The decrease was primarily due to a reduction in interest income resulting from an overall lower average balance of cash and available-for-sale securities resulting from payment of the special dividend.

Income Tax Expense.  Income tax expense was $7.0 million for fiscal 2008, compared to $8.2 million for fiscal 2007.  The effective tax rate was 38.2% and 39.7%, respectively, for fiscal 2008 and 2007.  The fiscal 2007 tax rate was impacted by certain unusual items, including the recapture of certain previously recognized tax losses, final adjustments to certain tax gains and valuation allowances relating to the fiscal 2006 sale of our Haleko unit, and the reduction of certain contingent tax liabilities.

Liquidity and Capital Resources

Working capital increased approximately $10.7 million to $92.2 million at May 31, 2009, from $81.5 million at May 31, 2008, primarily due to positive financial results.  An approximate $7.6 million increase in cash and cash equivalents and available-for-sale securities reflects, among other factors, the impact of year-to-date earnings, partially offset by the payment of approximately $1.2 million in dividends resulting from the vesting of certain restricted stock units, and the payment of approximately $1.7 million in individual income taxes resulting from withholding and effectively reacquiring shares of Class A common stock issued in exchange for fully vested restricted stock units and stock options exercised.  Receivables decreased approximately $1.8 million, which includes a $0.3 million decrease in refundable income taxes and a $0.8 million increase in allowances for potential sales returns related to new products.  The $0.5 million decrease in prepaid expenses was primarily due to a decrease in prepaid insurance.  Accrued expenses decreased approximately $1.7 million primarily due to a decrease in accrued management annual incentive costs, partially offset by an increase in accrued promotional costs.

As a result of current negative liquidity and uncertainty in financial credit markets, we have continued to liquidate our investments in ARS and other variable rate debt securities.  Proceeds from the sale of these available-for-sale securities were invested in money market accounts, certificates of deposit, United States Treasury Bills and high-quality commercial paper.  At May 31, 2009, we held approximately $4.9 million in available-for-sale securities; consisting of approximately $4.3 million in certificates of deposit and approximately $0.6 million in debt securities, including $0.5 million in illiquid ARS which are fully insured, state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, the securities are called by the issuer or the securities mature; we believe that we will ultimately be able to successfully liquidate these investments.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent.  In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.  The Credit Facility contained customary terms and conditions, including, among others, financial covenants that limited our ability to pay dividends on our common stock and certain other restrictions.  SNG's obligations under the Credit Facility were guaranteed by us and secured by a first priority security interest on all of the capital stock of SNG.  The Credit Facility, which expired on June 30, 2009, was available to fund our normal working capital and capital expenditure requirements, with additional availability to fund certain permitted strategic transactions.  At May 31, 2009, there were no amounts outstanding and $25.0 million was available for borrowing under the Credit Facility.

On August 18, 2009, we entered into, through SNG, a new $80.0 million revolving credit facility (the “New Credit Facility”) with U.S. Bank National Association, as Agent.  The New Credit Facility, which replaces our previous $25.0 million credit facility which expired on June 30, 2009, contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG's obligations under the New Credit Facility are guaranteed by us and SNG's domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the New Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The New Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions. At the inception of the New Credit Facility, no borrowings were outstanding.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.  For information relating to certain contractual cash obligations see below.

Contractual Obligations

A summary of our outstanding contractual obligations at May 31, 2009 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$8,959	$2,385	$4,648	$1,926	$—
Purchase obligations(2)	20,917	20,917	—	—	—

Total obligations	$29,876	$23,302	$4,648	$1,926	$—

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our consolidated financial statements:

•
We provide for valuation adjustments for changes in the fair values of our available-for-sale securities.  Fair values are based upon quoted market prices and/or other considerations, including fair values determined by financial institutions, current credit rating of the debt securities, insurance provisions and discounted cash flow analysis as deemed appropriate.  Changes in valuation adjustments for declines in the fair values of our available-for-sales securities did not significantly impact net income for fiscal 2009, 2008 or 2007.  At May 31, 2009, unrealized losses resulting from fair market adjustments to our available-for-sale securities totaled approximately $179.  At May 31, 2008 and 2007, there were no unrealized losses resulting from fair market adjustments to our available-for-sale securities.

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For fiscal 2009, 2008 and 2007, respectively, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.2 million, $0.9 million and $0.9 million.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of approximately $0.8 million for fiscal 2009.  Changes in these allowances did not significantly impact our gross profit and operating income for fiscal 2008 and 2007.  At May 31, 2009 and 2008, respectively, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $2.3 million and $1.5 million.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  Changes in these valuation allowances did not significantly impact net income for fiscal 2009 and 2008.  For fiscal 2007, changes in these valuation allowances resulted in an increase in net income of approximately $0.7 million.  At May 31, 2009 and 2008, deferred tax asset valuation allowances were not significant.

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for fiscal 2009, 2008 and 2007.

•
We recognize compensation expense for certain performance based equity instrument (share-based payments) or cash awards over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For fiscal 2009, 2008 and 2007, respectively, we recognized compensation expense related to these awards of approximately zero, $3.4 million and $3.4 million.  At May 31, 2009, there was no unrecognized compensation expense since the earned value of the award was zero based upon our assessment of the probability that the performance criteria will be achieved was less than possible.

•
We have certain intangible assets, primarily consisting of goodwill, which are tested for impairment at least annually.  We did not recognize any intangible asset impairment losses for fiscal 2009, 2008 or 2007.  The determination of whether or not goodwill is impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

Impact of Inflation

Inflation affects the cost of raw materials, goods and services we use.  Historically, the overall impact of inflation has been modest.  However, from time to time, including fiscal 2009, the impact can be significant.  We seek to mitigate the adverse effects of inflation primarily through improved productivity, strategic buying initiatives, and cost containment programs.  However, the nutritional supplement industry competitive environment limits our ability to always recover higher costs resulting from inflation by raising the prices of our products.  See further discussion of raw material pricing matters in the “General” and “Results of Operations” sections above.

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

See Note 1 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at May 31, 2009.  Interest income earned on our short-term investments is impacted by changes in interest rate.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

PART III

ITEM 9B.	OTHER INFORMATION

On August 18, 2009, we entered into, through SNG, a new $80.0 million revolving credit facility (the “New Credit Facility”) with U.S. Bank National Association, as Agent.  The New Credit Facility, which replaces our previous $25.0 million credit facility which expired on June 30, 2009, contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG's obligations under the New Credit Facility are guaranteed by us and SNG's domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the New Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The New Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  At the inception of the New Credit Facility, no borrowings were outstanding.  The foregoing description of the New Credit Facility, including the Loan Agreement and the related security agreements and guarantees, is qualified in its entirety by reference to the documents attached hereto as Exhibits and incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See our 2009 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Nominees for Election to our Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Business Conduct and Ethics is also incorporated by reference to our 2009 Definitive Proxy Statement under the heading “Board of Directors and Corporate Governance Information.”

We have filed the certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K.

On December 5, 2008, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

See our 2009 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth under Item 5 herein and in our 2009 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Stock Ownership of Beneficial Owners, Directors and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See our 2009 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See our 2009 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Fees Paid to Independent Public Accountants.”

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

3)	Exhibits

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Revolving Credit Agreement dated as of June 30, 2004 between Schiff Nutrition Group, Inc. and KeyBank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
4.3.	Loan Agreement dated as of August 18, 2009 between Schiff Nutrition Group, Inc. and U.S. Bank National Association. (21)
10.1.	Build-To-Suit Lease Agreement dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (2)
10.2.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (5)*
10.3.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (5)
10.4.	License Agreement dated as of December 1, 1996 between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (5)
10.5.	Amendments No. 1, 2 and 3 to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (6)*
10.6.	Consulting Agreement dated as of February 1, 2004 between Weider Nutrition Group, Inc. and Gustin Foods, LLC. (7)
10.7.	Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (8)*
10.8.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (9)
10.9.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (9)
10.10.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (9)
10.11.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (9)
10.12.	Share Sale and Transfer Agreement dated June 17, 2005 among Weider Nutrition GmbH, Haleko Management GmbH, Atlantic Grupa d.o.o., Hopen Investments BV and Svalbard Investments GmbH. (10)
10.13.	Form of Indemnification Agreement between Weider Nutrition Group, Inc. and certain of its executives and directors. (11)*
10.14.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (12)*
10.15.	Amendment No. 1 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (13)*
10.16.	Amended and Restated License and Product Supply Agreement dated as of October 13, 2006 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (14)
10.17.	Form of Director Restricted Stock Unit Agreement and Deferral Election. (15)*
10.18.	Form of Director Restricted Stock Agreement. (15)*
10.19.	Employment and Change in Control Agreement dated as of June 1, 2007 between Schiff Nutrition Group, Inc. and Bruce J. Wood (19)*
10.20.	Form of Amended and Restated Agreement between Schiff Nutrition Group, Inc. and certain of its executives. (19)*
10.21.	License Agreement dated as of September 19, 2007 between Mariz Gestao E Investimentos Limitada and Schiff Nutrition Group, Inc. (16)
10.22.	Amendment No. 2 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (17)*
10.23.	Form of Performance Award Grant Notice, Performance Award Agreement and Deferral Election. (18)*
10.24.	Amendment No. 3 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (19)*
10.25.	Amendment No. 4 to the 1997 Equity Participation Plan of Weider Nutrition International Inc. (19)*
10.26.	Consulting Agreement dated as of November 3, 2008 between Schiff Nutrition Group, Inc. and Daniel A. Thomson. (19)*
10.27.	Second Amended and Restated License and Product Supply Agreement dated as of May 29, 2009 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (20)
10.28.
   Security Agreement dated as of August 18, 2009 among Schiff Nutrition Group, Inc., Schiff Nutrition International, Inc., WNG Holdings (International) Ltd., Coppal
      Research, Inc. and U.S. Bank National Association. (21)

10.29.	Continuing and Unconditional Guaranty dated as of August 18, 2009 by Schiff Nutrition International, Inc. in favor of U.S. Bank National Association. (21)
10.30.	Continuing and Unconditional Guaranty dated as of August 18, 2009 by WNG Holdings (International) Ltd. in favor of U.S. Bank National Association. (21)
10.31.	Continuing and Unconditional Guaranty dated as of August 18, 2009 by Coppal Research, Inc. in favor of U.S. Bank National Association. (21)
21.1.	Subsidiaries of Schiff Nutrition International, Inc. (21)
23.1.	Consent of Independent Registered Public Accounting Firm. (21)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (21)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (21)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (22)

(1)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company's Registration Statement on Form S-1/A (File No. 333-12929) filed on October 16, 1996 and incorporated herein by reference.
(3)	Previously filed in the Company's Current Report on Form 8-K filed on July 8, 2004 and incorporated herein by reference.
(4)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company’s Registration Statement on Form S-1/A (File No. 333-12929) filed on March 20, 1997 and incorporated herein by reference.
(6)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(7)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(8)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(9)	Previously filed in the Company's Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(10)	Previously filed in the Company's Current Report on Form 8-K filed on June 23, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(12)	Previously filed in the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
(13)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2006 and incorporated herein by reference.
(14)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on October 16, 2006 and incorporated herein by reference.
(15)	Previously filed in the Company’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference.
(16)	Previously filed in the Company’s Current Report on Form 8-K filed on September 25, 2007 and incorporated herein by reference.
(17)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2007 and incorporated herein by reference.
(18)	Previously filed in the Company’s Current Report on Form 8-K filed on December 18, 2008 and incorporated herein by reference.
(19)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 9, 2009 and incorporated herein by reference.
(20)	Previously filed in the Company’s Current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference.
(21)	Filed herewith.
(22)	Furnished herewith.

*	Management contract.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schiff Nutrition International, Inc.

By:	/s/ Bruce J. Wood
Bruce J. Wood
Dated: August 20, 2009	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weider	Chairman of the Board	August 20, 2009
Eric Weider	and Director

/s/ Bruce J. Wood	Chief Executive Officer,	August 20, 2009
Bruce J. Wood	President and Director
(Principal Executive Officer)

/s/ Joseph W. Baty	Executive Vice President and	August 20, 2009
Joseph W. Baty	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald L. Corey	Director	August 20, 2009
Ronald L. Corey

/s/ Michael Hyatt	Director	August 20, 2009
Michael Hyatt

/s/ Eugene B. Jones	Director	August 20, 2009
Eugene B. Jones

/s/ Roger H. Kimmel	Director	August 20, 2009
Roger H. Kimmel

/s/ George F. Lengvari	Vice Chairman of the Board	August 20, 2009
George F. Lengvari	and Director

/s/ Brian P. McDermott	Director	August 20, 2009
Brian P. McDermott

/s/ H.F. Powell	Director	August 20, 2009
H. F. Powell

SCHIFF NUTRITION INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Schiff Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Schiff Nutrition International, Inc. and subsidiaries (collectively, the “Company”) as of May 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schiff Nutrition International, Inc. and subsidiaries at May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
August 18, 2009

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 31, 2009 AND 2008
(dollars in thousands, except share data)

ASSETS
	2009	2008
Current assets:
Cash and cash equivalents	$52,648	$45,979
Available-for-sale securities	4,241	3,298
Receivables, net	20,716	22,536
Inventories	30,024	29,233
Prepaid expenses and other	1,434	1,948
Deferred taxes, net	2,186	1,761

Total current assets	111,249	104,755

Property and equipment, net	13,920	13,567

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	621	1,265
Deposits and other assets	61	12
Deferred taxes, net	—	541

Total other assets	5,028	6,164

Total assets	$130,197	$124,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,553	$11,075
Accrued expenses	9,481	11,153
Dividends payable	—	1,046

Total current liabilities	19,034	23,274

Long-term liabilities:
Dividends payable	1,022	1,201
Deferred taxes, net	245	—
Other	203	524

Total long-term liabilities	1,470	1,725

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding -12,660,932 (2009) and 11,782,390 (2008)	126	118
Class B common stock, par value $.01 per share; shares authorized - 25,000,000; shares issued and outstanding -14,973,148	150	150
Additional paid-in capital	89,367	89,393
Accumulated other comprehensive loss	(106)	—
Retained earnings	20,156	9,826

Total stockholders’ equity	109,693	99,487

Total liabilities and stockholders’ equity	$130,197	$124,486

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MAY 31, 2009, 2008 AND 2007
(dollars in thousands, except share data)

	2009	2008	2007

Net sales	$190,691	$176,914	$172,656

Cost of goods sold	123,861	102,491	103,959

Gross profit	66,830	74,423	68,697

Operating expenses:
Selling and marketing	33,702	31,366	32,031
General and administrative	13,669	22,475	15,698
Research and development	4,273	4,249	3,686
Reimbursement of import costs	—	(31)	(394)

Total operating expenses	51,644	58,059	51,021

Income from operations	15,186	16,364	17,676

Other income (expense):
Interest income	888	2,045	3,118
Interest expense	(123)	(128)	(175)
Other, net	(4)	13	(8)

Total other income, net	761	1,930	2,935

Income before income taxes	15,947	18,294	20,611

Income tax expense	5,617	6,992	8,175

Net income	$10,330	$11,302	$12,436

Weighted average shares outstanding:
Basic	27,332,659	26,636,315	26,531,682
Diluted	28,637,848	27,999,755	27,343,264

Net income per share:
Basic	$0.38	$0.42	$0.47
Diluted	$0.36	$0.40	$0.45

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MAY 31, 2009, 2008 AND 2007
(in thousands)

					Accum.
	Common Stock			Add’l	Other
	Class A		Class B	Paid-In	Comp.	Retained
	Shares	Amount	Amount	Capital	Loss	Earnings	Total

Balance at June 1, 2006	11,606	$116	$150	$88,488	$—	$18,753	$107,507

Comprehensive income:
Net income	—	—	—	—	—	12,436	12,436
Other comprehensive income	—	—	—	—	—	—	—
Total comprehensive income							12,436
Cancellation of restricted stock	(2)	—	—	—	—	—	—
Stock options exercised	84	—	—	292	—	—	292
Excess tax benefit from equity instruments	—	—	—	136	—	—	136
Stock received for payment of income taxes on stock-based compensation	(24)	—	—	(170)	—	—	(170)
Stock-based compensation	—	—	—	3,894	—	—	3,894

Balance at May 31, 2007	11,664	116	150	92,640	—	31,189	124,095

Comprehensive income:
Net income	—	—	—	—	—	11,302	11,302
Other comprehensive income	—	—	—	—	—	—	—
Total comprehensive income							11,302
Stock options exercised	77	1	—	259	—	—	260
Excess tax benefit from equity instruments	—	—	—	407	—	—	407
Stock received for payment of income taxes on stock-based compensation	(23)	—	—	(120)	—	—	(120)
Special cash dividend	—	—	—	(12,340)	—	(32,577)	(44,917)
Special dividend stock-based compensation expense	—	—	—	4,857	—	—	4,857
Restricted shares issued	64	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,691	—	—	3,691
Adoption of FIN 48	—	—	—	—	—	(88)	(88)

Balance at May 31, 2008	11,782	118	150	89,393	—	9,826	99,487

Comprehensive income:
Net income	—	—	—	—	—	10,330	10,330
Available-for-sales debt securities valuation adjustment, net of income taxes	—	—	—	—	(106)	—	(106)
Total comprehensive income							10,224
Stock options exercised	533	5	—	1,567	—	—	1,572
Common stock surrendered for cashless options exercised	(188)	(2)	—	(1,187)	—	—	(1,189)
Excess tax benefit from equity instruments	—	—	—	654	—	—	654
Stock received for payment of income taxes on stock-based compensation	(304)	(3)	—	(1,687)	—	—	(1,690)
Restricted shares issued	862	8	—	(8)	—	—	—
Cancellation of restricted stock	(24)	—	—	—	—	—	—
Stock-based compensation	—	—	—	613	—	—	613
Special dividend stock-based compensation expense	—	—	—	22	—	—	22

Balance at May 31, 2009	12,661	$126	$150	$89,367	$(106)	$20,156	$109,693

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2009, 2008 AND 2007
(dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$10,330	$11,302	$12,436
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in provision for bad debts	—	—	(54)
Deferred taxes	50	65	(706)
Depreciation and amortization	3,083	3,475	3,331
Amortization of financing fees	12	15	39
Loss on disposition of property and equipment	2	—	8
Stock-based compensation	635	8,548	3,894
Excess tax benefit from equity instruments	(654)	(407)	(136)
Other	5	(3)	1
Changes in operating assets and liabilities:
Receivables	1,495	(2,835)	2,353
Inventories	(791)	(5,535)	(183)
Prepaid expenses and other	514	203	293
Deposits and other assets	(61)	78	10
Accounts payable	(1,529)	3,672	(2,746)
Accrued expenses	(1,672)	611	(930)
Income taxes	979	(3,691)	1,323
Other long-term liabilities	63	47	—

Net cash provided by operating activities	12,461	15,545	18,933

Cash flows from investing activities:
Purchase of property and equipment	(3,434)	(3,200)	(4,351)
Proceeds from disposition of property and equipment	1	35	19
Purchase of available-for-sale securities	(5,995)	(33,590)	(42,189)
Proceeds from sale of available-for-sale securities	5,517	74,844	36,492
Collection of notes receivable	—	—	400

Net cash provided by (used in) investing activities	(3,911)	38,089	(9,629)

Cash flows from financing activities:
Proceeds from debt	1,338	1,350	1,996
Payments on debt	(1,338)	(1,350)	(1,996)
Dividends paid	(1,225)	(42,670)	—
Proceeds from stock options exercised	383	260	292
Purchase and retirement of common stock	(1,690)	(120)	(170)
Excess tax benefit from equity instruments	654	407	136

Net cash provided by (used in) financing activities	(1,878)	(42,123)	258

Effect of exchange rate changes on cash	(3)	5	2

Increase in cash and cash equivalents	6,669	11,516	9,564

Cash and cash equivalents, beginning of year	45,979	34,463	24,899

Cash and cash equivalents, end of year	$52,648	$45,979	$34,463

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)
1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business – We develop, manufacture, market and distribute branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  We offer a broad range of capsules, tablets and nutrition bars.  Our portfolio of recognized brands, including Schiff, Move Free, MegaRed and Tiger’s Milk, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

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

Cash Equivalents – Cash equivalents include highly liquid investments with a remaining maturity at date of acquisition of three months or less.

Available-for-Sale Securities – Available-for-sale securities, consisting of equity and debt securities, are carried at their fair value based upon the quoted market prices or other valuation methods at period end.  Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in accumulated other comprehensive income in stockholders’ equity until realized.  We periodically evaluate whether any declines in the fair values of our available-for-sale securities are other-than temporary.  This evaluation consists of a review of qualitative and quantitative factors, including available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financing by the company that issued the security; or other conditions that indicate the value of our investments.

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

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation expense was $3,083 (2009), $3,475 (2008) and $3,331 (2007), computed using the straight-line method over the estimated useful lives of 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements.  Leasehold improvements are depreciated over the shorter of their useful life or of the lease term.

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

Sales by Geographic Area – Total domestic and international, primarily Asia and Mexico, net sales amounted to $181,966 and $8,725, respectively, for fiscal 2009; $168,979 and $7,935, respectively, for fiscal 2008; and $167,422 and $5,234, respectively, for fiscal 2007.  Net sales are attributed to the country in which our customer is located.

Advertising Costs – Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place.  Cooperative advertising payments to retailers are generally accounted for as an operating expense; however, the portion of the cost in excess of the estimated fair value of the benefit received is classified as a direct reduction of sales.  Total advertising costs, included in selling and marketing expenses, were $14,514, $12,669 and $13,828, respectively, for fiscal 2009, 2008 and 2007.

Costs of Goods Sold and Shipping and Handling Costs – Costs of goods sold include expenses incurred to acquire and produce inventory for sales, including product costs, purchasing costs, freight-in, import costs, internal transfer costs, quality assurance costs and certain warehousing, or handling, costs associated with the receiving or manufacturing of goods for sale.

Shipping and certain warehousing, or handling, costs which are not associated with the receiving or manufacturing of goods for sale are excluded from costs of goods sold.  Shipping costs, included in selling and marketing expenses, were $5,774, $4,833 and $4,423, respectively, for fiscal 2009, 2008 and 2007.  Handling costs, included in general and administrative expenses, were $3,130, $2,716 and $2,663, respectively, for fiscal 2009, 2008 and 2007.

Concentration of Credit Risk and Significant Customers and Products – Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable.

Generally, our cash and cash equivalents, which may include money market accounts, certificates of deposit, United States Treasury Bills with maturities of three months or less, and high-quality commercial paper exceed Federal Deposit Insurance Corporation limits on insurable amounts; thus exposing us to certain credit risk.  We minimize our risk by investing in or through major financial institutions.  We have not experienced any realized losses on our cash equivalents and available-for-sale securities.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

At May 31, 2009, we held approximately $4,862 in available-for-sale securities; consisting of approximately $4,241 in certificates of deposit and approximately $621 in debt securities, including $483 in illiquid auction rate securities (“ARS”) which are fully insured state agency issued securities.  In determining the fair value of our available-for-sale securities at May 31, 2009, we have taken into consideration quoted market prices and/or other considerations, including fair values determined by the financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Although we believe the remaining debt securities will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and monitor collections from customers continuously.  We maintain an allowance for doubtful accounts which is based upon historical experience as well as specific customer collection issues.  Historically, bad debt expense has not been significant and has been within expectations and allowances established.  However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  If the financial condition of one or more of our customers were to deteriorate, additional allowances may be required.

The combined net sales to our two largest customers are significant.  At May 31, 2009 and May 31, 2008, respectively, amounts due from Customer A represented approximately 46% and 53%, and amounts due from Customer B represented approximately 24% and 24%, of total trade accounts receivable.  For fiscal 2009, 2008 and 2007, respectively, Customer A accounted for approximately 44%, 39% and 35% and Customer B accounted for approximately 32%, 35% and 34% of total net sales.  Of total net sales, our Schiff® Move Free® brand accounted for approximately 37%, 47% and 48%, respectively, for fiscal 2009, 2008 and 2007.

Stock-Based Compensation For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award.  For liability-classified awards, fluctuations in the fair value of the liability, which is remeasured at each reporting period until the award is settled, are recorded as increases or decreases in compensation cost either immediately or over the remaining service period depending on the vested status of the award.

Net Income Per Share Basic net income per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period.  Potentially dilutive common shares consist of common stock options, restricted stock and restricted stock units (“Common Stock Equivalents”).

Fair Value Measurements The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on June 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  We are currently reviewing the requirements of FSP No. FAS 157-2, and at this point in time, have not determined what impact, if any, FSP No. FAS 157-2 will have on our results of operations and financial condition.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment.  This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.  The application of these clarifications did not have a material impact on our results of operations or financial condition.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We do not believe the adoption of this FSP will have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.  We do not believe the adoption of this FSP will have a material impact on our results of operations or financial condition.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective June 1, 2008, and elected not to establish a fair value for our financial instruments and certain other items under this statement.  Therefore, our adoption of this statement did not impact our consolidated financial statements for the year ended May 31, 2009.

Financial Instruments – Our financial instruments, including primarily cash and cash equivalents, accounts receivable and accounts payable, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Foreign Currency Translation – We consider the local currency as the functional currency for our foreign operations.  Assets and liabilities are translated at period-end exchange rates and all statements of income amounts are translated using average monthly rates.

Hedging Activities – We account for hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value.  At May 31, 2009 and 2008, we were not party to any derivatives.

Reimbursement of Import Costs – Our operating results for fiscal 2008 and 2007 were favorably impacted by $31 and $394, respectively, in reimbursement of import costs from certain suppliers.  These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Recently Issued Accounting Standards – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements.  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements.  We were required to apply the provisions of FIN No. 48 on June 1, 2007.  The cumulative effect of adopting FIN No. 48 resulted in a decrease in retained earnings of approximately $88.  The total amount of unrecognized tax benefits at June 1, 2007 was $473, which includes unrecognized tax benefits of $88 that, if recognized, would favorably affect the effective tax rate.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” that requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  SFAS No. 141 (R) requires that the acquirer be identified and that the acquirer recognize the fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date.  In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  SFAS No. 141(R) becomes effective for fiscal periods beginning after December 15, 2008.  This accounting standard will be applied to acquisitions occurring after May 31, 2009, and will also require us to expense any costs related to such acquisitions.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

In May 2009, the FASB issued SFAS 165, “Subsequent Events” which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” (“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP.  All other accounting literature not included in the Codification will be considered non-authoritative.  The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  We expect to conform our consolidated financial statements and related notes to the new Codification for the quarter ending November 30, 2009.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities at fair value consist of the following at May 31:
	2009	2008

Certificates of deposit	$4,241	$—
Federal, state and municipal debt securities	483	3,764
Corporate debt securities	138	799

	4,862	4,563

Less long-term portion	621	1,265

Total	$4,241	$3,298

Available-for-sale securities include ARS, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.  Despite the underlying long-term contractual maturity of ARS, there generally was a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of negative liquidity and uncertainty in financial credit markets, we experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature) and the rates are reset in accordance with terms in the prospectus/offering circular.  At May 31, 2009, total available-for-sale securities included $621 in debt securities, including illiquid ARS, valued below cost which are included in long-term assets.  The ARS consist primarily of fully insured, state agency issued securities.

Available-for-sale securities were measured at fair value at May 31, 2009, using:

Quoted prices in active markets for identical assets (Level 1)	$4,379
Significant other observable inputs (Level 2)	—
Significant unobservable inputs (Level 3)	483

Total	$4,862

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

A reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3) follows:

Beginning balance	$1,265
Total losses (all unrealized and included in accumulated other comprehensive loss)	(17)
Sales	(465)
Transfers out	(300)

Ending balance	$483

At May 31, 2009, contractual maturities of debt securities are as follows:

Less than one year	$—
One to five years	—
Over five years	621

Total	$621

At May 31, 2009, unrealized losses of approximately $179, net of income tax benefits of $73, were included in accumulated other comprehensive loss in the accompanying consolidated financial statements.  The amount of unrealized losses, net of income taxes, for fiscal 2009 was approximately $106.  The amount of unrealized gains or losses for fiscal 2008 was not significant.

3.	RECEIVABLES, NET

Receivables, net, consist of the following at May 31:
	2009	2008

Trade accounts	$21,341	$21,938
Refundable income taxes	1,644	1,969
Other	66	162

	23,051	24,069
Less allowances for doubtful accounts, sales returns and discounts	(2,335)	(1,533)

Total	$20,716	$22,536

4.	INVENTORIES

Inventories consist of the following at May 31:
	2009	2008

Raw materials	$12,021	$9,458
Work in process	1,270	1,897
Finished goods	16,733	17,878

Total	$30,024	$29,233

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at May 31:
	2009	2008

Furniture and equipment	$35,647	$34,203
Leasehold improvements	11,890	11,822
Construction in progress	1,962	672

	49,499	46,697
Less accumulated depreciation and amortization	(35,579)	(33,130)

Total	$13,920	$13,567

Purchase of property and equipment included in accounts payable amounted to $68, $63 and $624, respectively, for fiscal 2009, 2008 and 2007.

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following at May 31:

	2009			2008
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets - patents and trademarks	$700	$(700)	$—	$2,090	$(2,090)	$—

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:
	2009	2008

Accrued personnel related costs	$1,652	$4,011
Accrued promotional costs	6,225	5,117
Other	1,604	2,025

Total	$9,481	$11,153

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

8.	INCOME TAXES

The components of income tax expense for fiscal 2009, 2008 and 2007, are as follows:
	2009	2008	2007
Federal:
Current	$4,936	$6,246	$8,097
Deferred	48	58	(178)
Change in valuation allowance	—	—	(654)

State and local:
Current	631	681	784
Deferred	2	7	126
Change in valuation allowance	—	—	—

Total	$5,617	$6,992	$8,175

Income tax expense (benefit) differs from a calculated income tax at the Federal statutory rate as follows:
	2009	2008	2007

Computed Federal income tax expense at the statutory rate of 35%	$5,581	$6,403	$7,214
Change in valuation allowance	—	—	(654)
State income tax expense	632	688	910
Tax exempt interest	(28)	(292)	(504)
Other	(568)	193	1,209

Total	$5,617	$6,992	$8,175

During fiscal 2007, we recognized approximately $757 in incremental net tax liabilities resulting from the impact of recapturing certain previously recognized tax losses, partially offset by further adjustment of the IRS Code Section 987 gain and valuation allowances, and the reduction of certain contingent tax liabilities.

Net cash income tax payments amounted to $4,524, $10,574 and $7,553, respectively, for fiscal 2009, 2008 and 2007.

Deferred income taxes, net, consist of the following at May 31:
	2009		2008
	Current	Long-Term	Current	Long-Term
Assets:
Accounts receivable allowances	$666	$—	$464	$—
Inventories adjustment	903	—	834	74
Accrued vacation, bonuses, dividends and other	1,115	1,993	1,176	2,101

Total	2,684	1,993	2,474	2,175

Liabilities:
Basis differences in fixed and intangible assets	—	(2,186)	—	(1,603)
Prepaid insurance	(298)	—	(511)	—
Other	(200)	(52)	(202)	(31)

Total	(498)	(2,238)	(713)	(1,634)

Deferred income taxes, net	$2,186	$(245)	$1,761	$541

At May 31, 2009, we have no net operating loss, capital loss or tax credit carryforwards.  The amount of the deferred tax assets considered realizable, could be reduced or increased in the near-term if facts, including the amount of taxable income, differs from our estimates.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

We adopted the provisions of FIN No. 48 on June 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at June 1, 2007	$444
Additions based on tax positions related to the current year	37
Additions for tax positions of prior years	—

Balance at May 31, 2008	481
Additions based on tax positions related to the current year	54
Additions based on tax positions related to prior years	45
Reductions for tax positions of prior years	(384)

Balance at May 31, 2009	$196

Approximately $184 of the total unrecognized tax benefits as of May 31, 2009, if recognized, would affect the effective tax rate.  During fiscal 2009, unrecognized tax benefits for certain timing differences related to the fiscal 2005 disposition of the Weider branded business decreased by approximately $384 due to the lapse of applicable statute of limitations.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During fiscal 2009, we recognized a decrease of $36 in interest and penalties and we had $7 in interest and penalties accrued at May 31, 2009.  The total unrecognized tax benefit accrued (including interest and penalties) was $203 and $524, respectively, at May 31, 2009 and 2008.  We do not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.  We file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2006, and we are no longer subject to state and local income tax examinations for years prior to fiscal 2005.

9.	CASH DIVIDEND

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record of Class A and Class B common stock at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, the Company had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options, and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $44,917, presuming 100% vesting of shares underlying equity awards; $22,457 for holders of Class A common stock, including $4,883 for Class A common stock underlying certain equity awards, and $22,460 for the holder of Class B common stock.  Substantially all of the stock options and restricted stock units had vested as of May 31, 2009.  At May 31, 2008, we had unpaid dividends of $2,247.

In connection with the dividends paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options and certain restricted stock units, we recognized non-cash compensation expense and corresponding increase in additional paid-in capital of $22 and $4,857, respectively, during fiscal 2009 and 2008; and cash compensation expense of $63 during fiscal 2008.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

For fiscal 2009, the components of accumulated other comprehensive loss are as follows:
	Pre-tax Loss	Tax Expense	Net Loss
Available-for-sale debt securities valuation adjustment:
Unrealized gains	$179	$73	$106
Reclassification adjustment for realized loss (gain)	—	—	—

Net unrealized loss	$179	$73	$106

We had no accumulated other comprehensive income or loss for fiscal 2008.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

11.	EARNINGS PER SHARE

The reconciliation of numerators and denominators basic and diluted earnings per share computations for fiscal 2009, 2008 and 2007, are as follows:

	2009	2008	2007
Income available to common shareholders (numerator):
Net income	$10,330	$11,302	$12,436
Adjustments	—	—	—

Income on which basic and diluted earnings per share are calculated	$10,330	$11,302	$12,436

Weighted-average number of common shares outstanding (denominator):
Basic	27,332,659	26,636,315	26,531,682
Add-incremental shares from restricted stock	17,904	5,024	49,912
Add-incremental shares from restricted stock units	759,207	676,461	—
Add-incremental shares from stock options	528,078	681,955	761,670

Diluted	28,637,848	27,999,755	27,343,264

Options to purchase 254,000 shares of Class A common stock at prices ranges from $4.61 to $7.05 per share were outstanding during fiscal 2009 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

12.	STOCK-BASED COMPENSATION PLANS

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

The fair value of options granted was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for fiscal 2009, 2008 and 2007, respectively.
	2009		2008		2007

Expected volatility	32.80%		48.92%		49.57%
Expected term	2.00	years	3.67	years	4.00	years
Risk-free interest rate	0.90%		4.46%		4.57%
Dividend yield	0.00%		0.00%		0.00%

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Information relating to stock options issued under the 1997 Plan and 2004 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, June 1, 2006	1,900,585	$2.78
Granted	10,000	7.01
Exercised	(83,934)	3.49
Canceled, forfeited and/or expired	—	—

Options outstanding, May 31, 2007	1,826,651	2.77
Granted	45,000	5.97
Exercised	(77,167)	3.38
Canceled, forfeited and/or expired	(5,000)	3.00

Options outstanding, May 31, 2008	1,789,484	2.84
Granted	15,000	4.68
Exercised	(533,217)	2.95
Canceled, forfeited and/or expired	—	—

Options outstanding, May 31, 2009	1,271,267	$2.82	2.76	$2,690

Exercisable options, May 31, 2009	1,267,934	$2.81	2.74	$2,690

The weighted average grant-date fair value of options granted was $0.91, $2.90 and $3.06, respectively, for fiscal 2009, 2008 and 2007.  The total intrinsic value of options exercised was $1,772, $183 and $242, respectively, for fiscal 2009, 2008 and 2007.  We received $383, $260 and $292, respectively, for stock options exercised during fiscal 2009, 2008 and 2007.  In addition, 188,024 shares of common stock valued at $1,189 (the aggregate exercise price) were surrendered as a result of 403,350 stock options exercised in cashless transactions during fiscal 2009.

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees.  The aggregate value of the restricted shares at issuance was $1,038, which we are expensing on a straight-line basis over the accompanying five-year vesting period.  During fiscal 2008, 2007 and 2006, respectively, 83,800, 86,200 and 106,200 restricted shares vested.  Concurrent with the annual vesting during fiscal 2008, 2007 and 2006, respectively, we reacquired (and ultimately retired) 22,676, 23,443 and 29,813 shares from certain employees in connection with the payment of individual income taxes.  As a result of the termination of certain employees, 2,400 and 28,000, respectively, of these restricted shares were cancelled during fiscal 2007 and 2006.  As of May 31, 2009, of the 640,000 restricted shares originally issued, 528,800 shares vested, of which 103,338 shares were reacquired (and retired), and 111,200 shares were cancelled.

During fiscal 2009, 2008 and 2007, respectively, we granted 113,146, 114,157 and 32,360 restricted shares and restricted stock units to employee or non-employee directors at an average grant date fair value of $5.11, $5.74 and $6.18 per share.  The shares generally vest over three years.  Unvested shares totaled 182,146, 133,144 and 32,360, respectively, at May 31, 2009, 2008 and 2007.

Stock-based compensation expense for stock options, restricted stock units and restricted shares amounted to $365, $327 and $473, respectively, and the related tax benefit was approximately $145, $125 and $189, respectively, for fiscal 2009, 2008 and 2007.  At May 31, 2009, total unrecognized compensation cost related to these non-vested share-based compensation awards was approximately $707, which is expected to be recognized over a weighted average period of 2.1 years.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”).  On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees.  Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements.  The Units vest based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008.  The performance criteria upon which the Units vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital.  Based upon the amount of Business Value Credited in accordance with the formula, the Units were vested in full at May 31, 2008.  The grant date fair value of each Unit was $5.11.  We recognize compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  For fiscal 2008 and 2007, respectively, we recognized compensation expense of $3,364 and $3,421, and the related tax benefit was approximately $1,286 and $1,364.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

On December 12, 2008, the Compensation Committee of our Board of Directors, pursuant to our 2004 Incentive Award Plan, approved the grant of long term incentive performance awards (“Performance Awards”) to certain officers and employees.  The Performance Awards were granted based on a target award value of $5,525, but will be earned based on the Company’s cumulative performance against three pre-established financial performance targets over a performance period commencing October 1, 2008 and ending on May 31, 2011, as follows: (i) 50% of the award opportunity will be based on cumulative net sales for the performance period; (ii) 35% of the award opportunity will be based on cumulative operating income for the performance period; and (iii) 15% of the award opportunity will be based on cumulative net cash flow for the performance period; provided, however, that no amount will be earned or payable if cumulative operating income for the performance period does not meet or exceed a pre-established threshold amount.  In the event that the cumulative operating income threshold is met, participants can earn from 17.5% of the target award value for the Company’s threshold performance against the cumulative operating income goal (and failure to meet the thresholds for the other two financial goals) and up to 150% of the target award value for maximum Company performance against all three financial goals.

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

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards is based on the periodic assessment of the probability that the performance criteria will be achieved.  Based on our probability assessment, we determined that the fair value of the Performance Awards was zero at May 31, 2009.  Thus, for the year ended May 31, 2009, we did not recognize any compensation expense.

Also, on December 12, 2008, the Compensation Committee of our Board of Directors granted 240,500 restricted stock units (the “New Units”) to certain employees not participating in the Performance Awards program.  Each New Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value of the New Units at the grant date was approximately $1,332, which will be expensed over the vesting (service) period.  The New Units cliff vest on May 31, 2011, assuming the holder is still employed.  Any dividends paid between the grant date and vesting will be payable to the holder upon vesting of the New Units.  For the year ended May 31, 2009, we recognized approximately $248 in compensation expense.

13.	COMMITMENTS AND CONTINGENCIES

Leases – We lease warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through 2013.  At May 31, 2009, future minimum payments of $8,959 under these non-cancelable operating leases are due as follows: $2,385 (2010), $2,337 (2011), $2,311 (2012), and $1,926 (2013).  Rental expense was $2,500, $2,584 and $2,413, respectively, for fiscal 2009, 2008 and 2007.

Purchase Commitments – We are committed to future purchases primarily for inventory related items, including raw materials, packaging and outsourced contract manufacturing, under open purchase orders for specified quantities with fixed price provisions aggregating $20,917 at May 31, 2009.

Credit Facility – On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a $25,000 revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent.  In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.  The Credit Facility contained customary terms and conditions, including, among others, financial covenants that limited our ability to pay dividends on our common stock and certain other restrictions.  SNG's obligations under the Credit Facility were guaranteed by us and secured by a first priority security interest on all of the capital stock of SNG.  The Credit Facility, which expired on June 30, 2009, was available to fund our normal working capital and capital expenditure requirements, with additional availability to fund certain permitted strategic transactions.  At May 31, 2009, there were no amounts outstanding and $25,000 was available for borrowing under the Credit Facility.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

On August 18, 2009, we entered into, through SNG, a new $80,000 revolving credit facility (the “New Credit Facility”) with U.S. Bank National Association, as Agent.  The New Credit Facility, which replaces our previous $25,000 credit facility which expired on June 30, 2009, contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  Our obligations under the New Credit Facility are secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the New Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The New Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.

Cash interest payments amounted to $111, $113 and $136, respectively, for fiscal 2009, 2008 and 2007.

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

Royalties – Pursuant to an agreement with WHF and certain other parties, Mariz Gestao E Investimentos Limitada (“Mariz”) obtained the exclusive international rights to use the trademarks and brand names used by WHF and its affiliates on or prior to December 1996.  Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of a director are included among the beneficiaries.  Pursuant to a sublicense agreement with Mariz dated as of December 1, 1996, we obtained the exclusive international worldwide rights to use these trademarks and brand names outside the United States, Canada, Mexico, Spain and Portugal (for which countries we have the rights outside of the Mariz sublicense), except in Japan.  (see discussion below) Certain terms of the sublicense were amended and the rights under the sublicense to the Weider name and certain related trademarks were transferred as of March 1, 2005 in connection with the sale of our Weider branded business to Weider Global Nutrition, LLC (“WGN”), a wholly owned subsidiary of WHF.

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

Royalty expense, related to the Mariz licensing agreements, amounted to $423, $286 and $135, respectively, for fiscal 2009, 2008 and 2007.  In addition, during fiscal 2007, we also reimbursed Mariz approximately $108 for certain costs and expenses incurred by Mariz at our request in connection with certain litigation and the acceleration of obtaining certain intellectual property rights in the United Kingdom relating to the Move Free trademark.

Retirement Plan – We sponsor a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements.  We make discretionary contributions of 50% of the employee’s contributions up to the first six percent (seven percent effective January 1, 2008) of the employee’s compensation.  Contribution expense amounted to $536, $457 and $423, respectively, for fiscal 2009, 2008 and 2007.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Other Taxes – We have recorded liabilities for certain non-income tax uncertainties totaling approximately $129 at May 31, 2009 and 2008.

14.	RELATED PARTY TRANSACTIONS

Significant related party transactions, not otherwise disclosed, are summarized below.

We provide contract manufacturing services to WGN.  For fiscal 2009, 2008 and 2007, respectively, net sales to WGN were $1,280, $1,308 and $2,175, with a gross profit of $116, $120 and $204.  In addition, we received $418, $465 and $559 (reflected as a reduction in operating expenses), respectively, for certain general and administrative, research and development, and logistics services provided to WGN during fiscal 2009, 2008 and 2007.  At May 31, 2009 and 2008, respectively, net receivables due from WGN totaled $104 and $377.

15.	QUARTERLY RESULTS (UNAUDITED)

Quarterly results (unaudited) for fiscal 2009 and 2008 are as follows:
	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2009:
Net sales	$47,790	$47,293	$49,872	$45,736
Gross profit	17,878	17,603	17,309	14,040
Income from operations	5,020	4,462	5,211	493
Income tax expense	2,050	1,810	1,712	45
Net income	3,249	2,912	3,616	553
Basic net income per share	0.12	0.11	0.13	0.02
Diluted net income per share	0.11	0.10	0.13	0.02

	Quarter Ended
	Aug. 31	Nov. 30	Feb. 29	May 31
2008:
Net sales	$40,727	$39,535	$46,208	$50,444
Gross profit	16,421	16,561	20,414	21,027
Income from operations	1,852	4,127	6,143	4,242
Income tax expense	1,002	1,725	2,524	1,741
Net income	1,648	2,803	4,043	2,808
Basic net income per share	0.06	0.11	0.15	0.10
Diluted net income per share	0.06	0.10	0.14	0.10

16.	SUBSEQUENT EVENT

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, payable on August 28, 2009 to shareholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at August 14, 2009, the record date, we had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 27.6 million shares of outstanding Class A and Class B common stock, approximately 1.3 million shares of Class A common stock underlying outstanding stock options, and approximately 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is approximately $14,945, presuming 100% vesting of shares underlying equity awards; $7,458 for holders of Class A common stock, including $1,123 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

The special dividend will be funded from cash and cash equivalents.  Approximately $14,405 of the distribution will occur on August 28, 2009.  With respect to outstanding stock options and restricted stock units that are unvested as of August 14, 2009, or for which the issuance of shares underlying restricted stock units has been deferred, the $0.50 per share dividend will not be distributed until after such equity awards vest or the deferred shares are issued.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION OF QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2009, 2008 AND 2007
(in thousands)

Description	Balance at Beginning of Year	Reductions Charged to Costs / Expenses	Additions Charged to Net Sales	Reductions due to Divestiture	Deductions / Write-offs	Balance at End of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2007	$431	$(54)	$—	$—	$3	$380
2008	$380	$—	$—	$—	$(59)	$321
2009	$321	$—	$132	$—	$(3)	$450

ALLOWANCE FOR SALES RETURNS AND DISCOUNTS:
2007	$2,889	$—	$6,993	$—	$(8,101)	$1,781
2008	$1,781	$—	$7,069	$—	$(7,638)	$1,212
2009	$1,212	$—	$9,353	$—	$(8,680)	$1,885

DEFERRED TAXES VALUATION ALLOWANCE:
2007	$654	$(654)	$—	$—	$—	$—
2008	$—	$—	$—	$—	$—	$—
2009	$—	$—	$—	$—	$—	$—