Form 10-Q
period 2009-08-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2009-10-08
CIK 1022368

Click here to quickly navigate through document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rul 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ❑  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of October 6, 2009 the registrant had outstanding 12,742,734 shares of Class A common stock and 14,973,148 shares of Class B common stock.

Schiff Nutrition International, Inc.
Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND OTHER MATTERS
2.	AVAILABLE-FOR-SALE SECURITIES
3.	RECEIVABLES, NET
4.	INVENTORIES
5.	ACCRUED EXPENSES
6.	CAPITAL STRUCTURE
7.	EARNINGS PER SHARE
8.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS
9.	COMMITMENTS AND CONTINGENCIES
10.	RECENTLY ISSUED ACCOUNTING STANDARDS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-	General
-	Results of Operations (unaudited)
-	Liquidity and Capital Resources
-	Critical Accounting Policies and Estimates
-	Impact of Inflation
-	Seasonality

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4T.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

Exhibit 31.1.	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2.	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1.	CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	August 31, 2009	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$48,720	$52,648
Available-for-sale securities	4,485	4,241
Receivables, net	17,211	20,716
Inventories	30,274	30,024
Prepaid expenses and other	1,529	1,434
Deferred taxes, net	2,195	2,186

Total current assets	104,414	111,249

Property and equipment, net	13,990	13,920

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	651	621
Other assets	557	61
Deferred taxes, net	16	—

Total other assets	5,570	5,028

Total assets	$123,974	$130,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,826	$9,553
Accrued expenses	10,138	9,481
Dividends payable	16	—
Income taxes payable	1,035	—

Total current liabilities	22,015	19,034

Long-term liabilities:
Dividends payable	1,546	1,022
Deferred taxes, net	—	245
Other	766	203

Total long-term liabilities	2,312	1,470

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-12,708,867 and 12,660,932	127	126
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	89,856	89,367
Accumulated other comprehensive loss	(88)	(106)
Retained earnings	9,602	20,156

Total stockholders' equity	99,647	109,693

Total liabilities and stockholders' equity	$123,974	$130,197

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended August 31,
	2009	2008

Net sales	$48,565	$47,790

Cost of goods sold	29,403	29,912

Gross profit	19,162	17,878

Operating expenses:
Selling and marketing	6,633	8,133
General and administrative	4,259	3,737
Research and development	1,244	988

Total operating expenses	12,136	12,858

Income from operations	7,026	5,020

Other income (expense):
Interest income	69	307
Interest expense	(28)	(26)
Other, net	(5)	(2)

Total other income, net	36	279

Income before income taxes	7,062	5,299
Income tax expense	2,671	2,050

Net income	$4,391	$3,249

Weighted average shares outstanding:
Basic	28,215,745	27,210,303
Diluted	28,732,379	28,627,446

Net income per share:
Basic	$0.16	$0.12
Diluted	$0.15	$0.11

Comprehensive income	$4,409	$3,249

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended August 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,391	$3,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(282)	(765)
Depreciation and amortization	735	805
Amortization of financing fees	8	4
Stock-based compensation	421	106
Excess tax benefit from equity instruments	(245)	(161)
Other	6	3
Changes in operating assets and liabilities:
Receivables	3,505	(1,942)
Inventories	(250)	(2,780)
Prepaid expenses and other	(95)	671
Accounts payable	1,105	(183)
Other current liabilities	1,937	(576)
Other long-term liabilities	384	11

Net cash provided by (used in) operating activities	11,620	(1,558)

Cash flows from investing activities:
Purchase of property and equipment	(644)	(245)
Purchase of available-for-sale securities	(3,255)	(500)
Proceeds from sale of available-for-sale securities	3,011	2,800

Net cash provided by (used in) investing activities	(888)	2,055

Cash flows from financing activities:
Proceeds from stock options exercised	11	—
Purchase and retirement of common stock	(7)	(1,226)
Excess tax benefit from equity instruments	245	161
Dividends paid	(14,405)	(1,009)
Payment for debt issue costs	(504)	—

Net cash used in financing activities	(14,660)	(2,074)

Effect of exchange rate changes on cash	—	(2)

Decrease in cash and cash equivalents	(3,928)	(1,579)
Cash and cash equivalents, beginning of period	52,648	45,979

Cash and cash equivalents, end of period	$48,720	$44,400

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) of Schiff Nutrition International, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) do not include all disclosures provided in our annual consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).  The May 31, 2009 condensed consolidated balance sheet, included herein, was derived from our audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes.  We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

In our opinion, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of our financial position and results of operations.  Results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that we may achieve for any other interim period or for the entire year.

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on August 28, 2009 to shareholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at August 14, 2009, the record date, we had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 27.6 million shares of outstanding Class A and Class B common stock, approximately 1.3 million shares of Class A common stock underlying outstanding stock options, and approximately 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $14,945, presuming 100% vesting of shares underlying equity awards; $7,458 for holders of Class A common stock, including $1,123 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

The special dividend was funded from cash and cash equivalents.  Approximately $14,405 of the distribution occurred on August 28, 2009.  With respect to outstanding stock options and restricted stock units that were unvested as of August 14, 2009, or for which the issuance of shares underlying vested restricted stock units has been deferred, the $0.50 per share dividend will not be distributed until after such equity awards vest or the deferred shares are issued.

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards is based on the periodic assessment of the probability that the performance criteria will be achieved.  Based on our probability assessment at August 31, 2009, we determined that the total estimated fair value of the Performance Awards was $1,862.  For the fiscal 2010 first quarter, we recognized $537 in compensation expense which represents the applicable change in the fair value of the Performance Awards based on the requisite service completed.  At August 31, 2009, the total value of the Performance Awards recognized is $537, which is included in other long-term liabilities.  At August 31, 2009, total unrecognized compensation expense, based on the estimated fair value as determined by our assessment of the probability that the performance criteria will be achieved, was approximately $1,325.  This amount, which is subject to change based on the estimated fair value determined at each future reporting period, is expected to be recognized over the remaining service period.

Also, on December 12, 2008, the Compensation Committee of our Board of Directors granted 240,500 restricted stock units (the “Units”) to certain employees not participating in the Performance Awards program.  Each Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value of the Units at the grant date was approximately $1,332, which will be expensed over the vesting (service) period.  The Units cliff vest on May 31, 2011, assuming the holder is still employed.  Any dividends paid between the grant date and vesting will be payable to the holder upon vesting of the Units.  For the fiscal 2010 first quarter, we recognized approximately $130 in compensation expense.

With respect to our Condensed Consolidated Statements of Cash Flows, purchase of property and equipment included in accounts payable amounted to $229 and $68, respectively, at August 31, 2009 and May 31, 2009.  For the three months ended August 31, 2009 and 2008, cash interest and tax payments were not significant.  Also, during the fiscal 2010 first quarter, dividends declared but not paid totaled approximately $540.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities at fair value consist of the following:
	August 31, 2009	May 31, 2009

Certificates of deposit	$4,485	$4,241
Corporate debt securities	183	138
Federal, state and municipal debt securities	468	483

	5,136	4,862
Less long-term portion	651	621

	$4,485	$4,241

Available-for-sale securities include auction rate securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.  Despite the underlying long-term contractual maturity of ARS, there generally was a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of negative liquidity and uncertainty in financial credit markets, we experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature) and the rates are reset in accordance with terms in the prospectus/offering circular.  Total available-for-sale securities included $651 in debt securities, including $468 in illiquid ARS, valued below cost which are included in long-term assets at August 31, 2009.  The ARS consist primarily of fully insured, state agency issued securities.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Available-for-sale securities were measured at fair value, using:
	August 31, 2009	May 31, 2009

Quoted prices in active markets for identical assets (Level 1)	$4,668	$4,379
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	468	483

Total	$5,136	$4,862

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3):
	Three Months Ended August 31,
	2009	2008

Beginning balance	$483	$1,265
Total losses (all unrealized and included in other comprehensive loss)	(15)	—

Ending balance	$468	$1,265

Contractual maturities of debt securities are as follows at August 31, 2009:

Less than one year	$—
One to five years	—
Over five years	651

Total	$651

At August 31, 2009, unrealized losses of approximately $88, net of income tax benefits of $61, were included in accumulated other comprehensive loss in the accompanying financial statements.  The amount of unrealized gains or losses for the three months ended August 31, 2009 and 2008 was not significant.

Our other financial instruments, including primarily cash and cash equivalents, accounts receivable and accounts payable, when valued using market interest rates, would not be materially different from the amounts presented in these condensed consolidated financial statements.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	August 31, 2009	May 31, 2009

Trade accounts	$19,203	$21,341
Refundable income taxes	—	1,644
Other	41	66

	19,244	23,051
Less allowances for doubtful accounts, sales returns and discounts	(2,033)	(2,335)

Total	$17,211	$20,716

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

4.	INVENTORIES

Inventories consist of the following:
	August 31, 2009	May 31, 2009

Raw materials	$12,511	$12,021
Work in process	1,186	1,270
Finished goods	16,577	16,733

Total	$30,274	$30,024

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	August 31, 2009	May 31, 2009

Accrued personnel related costs	$2,319	$1,652
Accrued promotional costs	6,581	6,225
Other	1,238	1,604

Total	$10,138	$9,481

6.	CAPITAL STRUCTURE

We have outstanding two classes of common stock, both of which generally have identical rights and privileges, with the exception of voting and conversion, or transfer rights.  Each holder of Class A or Class B common stock is entitled to share ratably in any dividends, liquidating distributions or consideration resulting from certain business combinations.  However, each holder of Class A common stock is entitled to one vote for each share held while each holder of Class B common stock is entitled to ten votes for each share held.  The holders of the Class A common stock and Class B common stock vote together as a single class.  Class A common stock cannot be converted into any other securities of the Company, while Class B common stock holders have the right to convert their shares into Class A common stock on a one-to-one basis.  In addition, generally, any shares of Class B common stock that are transferred will automatically convert into shares of Class A common stock on a one-to-one basis.

7.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations:

	Three Months Ended August 31,
	2009	2008
Income available to common shareholders (numerator):
Net income	$4,391	$3,249
Adjustments	—	—

Income on which basic and diluted earnings per share are calculated	$4,391	$3,249

Weighted-average number of common shares outstanding (denominator):
Basic	28,215,745	27,210,303
Add-incremental shares from restricted stock	24,681	14,763
Add-incremental shares from restricted stock units	74,617	740,758
Add-incremental shares from stock options	417,336	661,622

Diluted	28,732,379	28,627,446

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Options to purchase 119,000 and 32,000 shares of Class A common stock, respectively, at exercise prices from $5.09 to $7.05 per share were outstanding during the fiscal 2010 and 2009 first quarters but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

8.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable.

Generally, our cash and cash equivalents, which may include money market accounts, certificates of deposit, United States Treasury Bills with maturities of three months or less, and high quality commercial paper, exceed Federal Deposit Insurance Corporation limits on insurable amounts; thus exposing us to certain credit risk.  We mitigate our risk by investing in or through major financial institutions.  We have not experienced any realized losses on our cash equivalents and available-for-sale securities.

At August 31, 2009, we held approximately $5,136 in available-for-sale securities consisting of $4,485 in certificates of deposit and $651 in debt securities, including $468 in illiquid ARS which are fully insured state agency issued securities. In determining the fair value of our available-for-sale securities at August 31, 2009, we have taken into consideration quoted market prices and/or other considerations, including, fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position. Although we believe the remaining debt securities will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant.  At August 31, 2009 and May 31, 2009, respectively, amounts due from Customer A represented approximately 43% and 46%, and amounts due from Customer B represented approximately 26% and 24%, of total trade accounts receivable.  For the first quarter of fiscal 2010 and 2009, respectively, Customer A accounted for approximately 37% and 44% and Customer B accounted for approximately 40% and 29% of total net sales.  Net sales of our Schiff® Move Free® brand accounted for approximately 36% and 41%, respectively, of total net sales for the fiscal 2010 and 2009 first quarters.

9.	COMMITMENTS AND CONTINGENCIES

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

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. ("SNG"), a new $80,000 revolving credit facility (the “New Credit Facility”) with U.S. Bank National Association, as Agent.  The New Credit Facility, which replaces our previous $25,000 credit facility which expired on June 30, 2009, contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the New Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the New Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The New Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred approximately $504 in debt issue costs related to the New Credit Facility which will be amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At August 31, 2009, there were no amounts outstanding and $80,000 was available for borrowing under the New Credit Facility.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) staff issued Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP No. FAS 107-1 and APB 28-1 amend Statement of Financial Accounting Standards (“SFAS”) Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require these disclosures in all interim financial statements.  FSP No. FAS 101-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  We have included the required disclosures elsewhere in these Notes to Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on our results of operations and financial condition.  We have evaluated subsequent events through October 8, 2009, the date the interim financial statements were issued, and have recognized or disclosed in these interim financial statements the effects, if any, of all subsequent events as required.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” (“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental generally accepted accounting principles accepted in the United States.  All other accounting literature not included in the Codification will be considered non-authoritative.  The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  We expect to conform our interim financial statements and related notes to the new Codification for the fiscal quarter ending November 30, 2009.

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

General

Schiff Nutrition International, Inc. develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  We offer a broad range of capsules, tablets and nutrition bars.  Our portfolio of recognized brands, including Schiff, Move Free, MegaRed® and Tiger’s Milk®, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

During fiscal 2009 and the fiscal 2010 first quarter, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  During fiscal 2009, we introduced MegaRed, an omega-3 krill oil product originally launched into Costco during the latter part of fiscal 2008, into many of our retail accounts and, during the second half of the fiscal year, we launched a national marketing campaign to support MegaRed growth.  During the fiscal 2010 first quarter, we encountered temporary disruption in our ability to fulfill customer orders due to raw material supply issues.  As a result, we elected to delay certain fiscal 2010 first quarter planned advertising support to subsequent fiscal 2010 quarters.  We believe we have resolved the temporary raw material supply issues, and we plan to continue to expand distribution of MegaRed into new accounts and resume our comprehensive national marketing initiative to support both the new and existing distribution of this product. Furthermore, we are continuing efforts to increase distribution of our joint care products and krill oil products in international markets.  Subject to competitive joint care product category pricing pressures, including private label, the success of new product sales, including MegaRed, the effectiveness of our branded marketing initiatives and the ability to increase our distribution in international markets, among other factors, we believe fiscal 2010 net sales, as compared to fiscal 2009 net sales, will reflect a low single-digit percentage increase.

Operating results for the fiscal 2010 first quarter, as compared to the fiscal 2009 first quarter, were positively impacted by a higher mix of branded sales.  During the second half of fiscal 2009, we discontinued certain private label products resulting in a current quarter over quarter decrease in private label sales.  This decrease in lower-margin private label sales resulted in an overall higher gross margin for the fiscal 2010 first quarter, as compared to the fiscal 2009 first quarter.  Our operating results for the fiscal 2010 first quarter, as compared to the fiscal 2009 first quarter, were also impacted by the deferral of certain advertising expenses as described above.  We believe advertising expense for subsequent fiscal 2010 quarters will exceed the fiscal 2010 first quarter amount.

Our operating results for the fiscal 2010 first quarter were also impacted by the adoption of a long-term management incentive plan on December 12, 2008.  See Note 1 of Notes to Condensed Consolidated Financial Statements for further description of the long-term management incentive plan and its impact on fiscal 2010 first quarter operating results.  Subject to the periodic assessment of the probability of achieving pre-established financial performance targets, our fiscal 2010 operating results, as compared to fiscal 2009, may continue to be impacted by the recognition of compensation expense related to these Performance Awards.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended August 31, 2009 Compared to Three Months
Ended August 31, 2008

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended August 31, (dollars in thousands):
	2009		2008

Net sales	$48,565	100.0%	$47,790	100.0%
Cost of goods sold	29,403	60.5	29,912	62.6

Gross profit	19,162	39.5	17,878	37.4
Operating expenses:
Selling and marketing	6,633	13.6	8,133	17.0
General and administrative	4,259	8.8	3,737	7.8
Research and development	1,244	2.6	988	2.1

Total operating expenses	12,136	25.0	12,858	26.9

Income from operations	7,026	14.5	5,020	10.5
Other income, net	36	—	279	0.6
Income tax expense	(2,671)	(5.5)	(2,050)	(4.3)

Net income	$4,391	9.0%	$3,249	6.8%

Net Sales.  Net sales increased approximately 1.6% to $48.6 million for the fiscal 2010 first quarter, from $47.8 million for the fiscal 2009 first quarter, primarily due to an increase in branded net sales, substantially offset by a decrease in private label sales.

Aggregate branded net sales increased approximately 10.4% to $35.8 million for the fiscal 2010 first quarter, from $32.5 million for the fiscal 2009 first quarter.  An increase in sales volume of approximately $3.5 million, or 7.5%, together with approximately $0.6 million in aggregate sales price increases and an approximate $0.9 million decrease in sales return allowances, was offset by an increase in sales promotional incentives classified as sales price reductions.  Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  While our overall joint care category net sales reflected an approximate 4.0% quarter over quarter sales volume increase, the increase in branded sales volume was primarily attributable to an increase in MegaRed sales.  Move Free net sales were $17.5 million and $19.4 million, respectively, for the fiscal 2010 and 2009 first quarters.  We believe the decrease in Move Free net sales, along with the increase in other joint care category net sales, primarily resulted from promotional timing considerations.

Private label sales decreased approximately 17.0% to $12.8 million for the fiscal 2010 first quarter, from $15.3 million for the fiscal 2009 first quarter, primarily due to the discontinuation of certain unprofitable private label products in the second half of fiscal 2009.  With respect to our on going private label business, an approximate $0.7 million sales volume decrease was more than offset by approximately $1.0 million in certain sales price increases instituted in the fiscal 2009 fourth quarter.

Gross Profit.  Gross profit increased approximately 7.2% to $19.2 million for the fiscal 2010 first quarter, from $17.9 million for the fiscal 2009 first quarter.  Gross profit, as a percentage of net sales, increased to 39.5% for the fiscal 2010 first quarter, from 37.4% for the fiscal 2009 first quarter, primarily resulting from the higher mix of branded sales.  Subject to raw material pricing and the overall branded to private label sales mix, we believe fiscal 2010 gross profit percentage will be 36.0% to 38.0%, compared to a fiscal 2009 gross profit percent of 35.2%.

Operating Expenses.  Operating expenses decreased approximately 5.6% to $12.1 million for the fiscal 2010 first quarter, from $12.9 million for the fiscal 2009 first quarter.  Operating expenses, as a percentage of net sales, were 25.0% and 26.9%, respectively, for the fiscal 2010 and 2009 first quarters.  The decrease in operating expenses resulted primarily from a significant decrease in selling and marketing expenses, partially offset by increases in general and administrative and research and development expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to approximately $6.6 million for the fiscal 2010 first quarter, from $8.1 million for the fiscal 2009 first quarter, primarily due to a temporary reduction in advertising expenses.  As a result of certain raw material supply issues for our MegaRed product, which we believe have since been resolved, we elected to temporarily delay certain television advertising originally scheduled for the fiscal 2010 first quarter.  As a result, we believe advertising expense for the fiscal 2010 second quarter as well as subsequent fiscal 2010 quarters, will exceed the fiscal 2010 first quarter amount.  In addition, increases in accrued long-term and annual management incentive program costs totaling approximately $0.3 million were substantially offset by a decrease in other personnel related costs primarily due to a reduction in head count.

General and administrative expenses increased to approximately $4.3 million for the fiscal 2010 first quarter, from approximately $3.7 million for the fiscal 2009 first quarter, primarily resulting from increases in accrued long-term and annual management incentive program costs totaling approximately $0.9 million, partially offset by a decrease in legal and other professional fees.

Research and development costs increased to approximately $1.2 million for the fiscal 2010 first quarter, from approximately $1.0 million for the fiscal 2009 first quarter, primarily resulting from an increase in product clinical research costs.

Other Income/Expense.  Other income, net, was nil for the fiscal 2010 first quarter, compared to $0.3 million for the fiscal 2009 first quarter.  The decrease was primarily due to an overall lower yield on investments.

Provision for Income Taxes.  Provision for income taxes was $2.7 million for the fiscal 2010 first quarter, compared to $2.1 million for the fiscal 2009 first quarter.  The increase resulted from an increase in pre-tax income, partially offset by a moderate decrease in our effective tax rate primarily due to an estimated increase in certain tax credits.  The fiscal 2010 first quarter tax rate was 37.8%, compared to the fiscal 2009 first quarter tax rate of 38.7%.

Liquidity and Capital Resources

Working capital decreased approximately $9.8 million to $82.4 million at August 31, 2009, from $92.2 million at May 31, 2009, reflecting an approximate $3.7 million reduction in cash and cash equivalents and available-for-sale securities, an approximate $3.5 million reduction in net receivables and an approximate $3.0 million increase in current liabilities.  The decrease in cash and cash equivalents and available-for-sale securities reflects the special dividend payment of approximately $14.4 million and capital expenditures of approximately $0.6 million, which more than offset the approximately $11.6 million in cash flows provided by operating activities.  The decrease in net receivables reflects an approximate $1.8 million decrease in net trade accounts receivable primarily due to a decrease in net sales for August of fiscal 2010, as compared to May of fiscal 2009, together with an approximate $1.6 million reduction in refundable income taxes.  The overall $2.7 million change in income taxes receivable/payable was primarily due to income tax expense recognized as a result of the fiscal 2010 first quarter operating results.  The approximate $0.7 million increase in accrued expenses primarily results from an increase in accrued annual management incentive costs.

At August 31, 2009, we held approximately $5.2 million in available-for-sale securities, consisting of approximately $4.5 million in certificates of deposit and approximately $0.7 million in debt securities; including approximately $0.5 million in illiquid ARS which are fully insured, state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer; we believe we will be able to successfully liquidate these investments.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our current liquidity needs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a $25.0 million revolving credit facility (the “Credit Facility”) with KeyBank National Association, as Agent.  In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.  The Credit Facility contained customary terms and conditions, including, among others, financial covenants that limited our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility were guaranteed by us and secured by a first priority security interest on all of the capital stock of SNG.  The Credit Facility, which expired on June 30, 2009, was available to fund our normal working capital and capital expenditure requirements, with additional availability to fund certain permitted strategic transactions.

On August 18, 2009, we entered into, through SNG, a new $80.0 million revolving credit facility (the “New Credit Facility”) with U.S. Bank National Association, as Agent.  The New Credit Facility, which replaces our previous $25.0 million credit facility which expired on June 30, 2009, contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the New Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the New Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The New Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred approximately $0.5 million in debt issue costs related to the New Credit Facility, which will be amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At August 31, 2009, there were no amounts outstanding and $80.0 million was available for borrowing under the New Credit Facility.

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

A summary of our outstanding contractual obligations at August 31, 2009 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$8,361	$2,374	$4,639	$1,348	$—
Purchase obligations(2)	18,696	18,696	—	—	—

Total obligations	$27,057	$21,070	$4,639	$1,348	$—

(1)	Unrecognized income tax benefits totaling approximately $229 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of liability classified performance awards and recoverability of long-lived assets.  Note 1 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2009, filed with the SEC, describes the accounting policies governing each of these matters.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our interim financial statements:

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For both the fiscal 2010 and 2009 first quarters, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.1 million.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of approximately $0.1 million and $0.5 million, respectively, for the fiscal 2010 and 2009 first quarters.  At August 31, 2009 and May 31, 2009, our allowances for doubtful accounts, sales returns and discounts amounted to approximately $2.0 million and $2.3 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the fiscal 2010 and 2009 first quarters.  At both August 31, 2009 and May 31, 2009, unrecognized tax benefits totaled approximately $0.2 million.

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At both August 31, 2009 and May 31, 2009, deferred tax asset valuation allowances were nil; thus, changes in these valuation allowances did not impact net income for the fiscal 2010 and 2009 first quarters.

•
We recognize compensation expense for certain liability classified performance awards based on the appropriate change in fair value for the reporting period based on the requisite service completed.  The fair value is estimated based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the fiscal 2010 first quarter, we recognized compensation expense related to existing awards of approximately $0.5 million.  For the fiscal 2009 first quarter, we did not recognize any compensation expense related to existing awards.  At August 31, 2009, total unrecognized compensation expense, based on the estimated fair value as determined by our assessment of the probability that the performance criteria will be achieved, was approximately $1.3 million.  This amount, which is subject to change based on the estimated fair value determined at each future reporting period, is expected to be recognized over the remaining service period.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our New Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at August 31, 2009.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 9 to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2010 first quarter:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

June 1 – June 30	—	—	—	—

July 1 – July 31	1,695	$3.91	—	—

August 1 – August 31	—	—	—	—

Total	1,695	$3.91	—	—

(1)	Repurchase of these shares was to satisfy employee tax withholding obligations due upon vesting of restricted shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Loan Agreement dated as of August 18, 2009 between Schiff Nutrition Group, Inc. and U.S. Bank National Association. (3)
4.2.	Form of specimen Class A common stock certificate. (4)
10.1	Sales Agreement dated as of August 31, 2009 between Aker BioMarine Antarctic AS and Schiff Nutrition Group, Inc. (5)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (6)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (6)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (7)

1.	Previously field in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
2.	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-12929) and incorporated herein by reference.
3.	Previously filed in the Company's Annual Report on Form 10-K filed on August 20, 2009 and incorporated herein by reference.
4.	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
5.	Previously filed in the Company’s Current Report on Form 8-K filed on September 4, 2009 and incorporated herein by reference.
6.	Filed herewith.
7.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: October 8, 2009	By:	/s/Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: October 8, 2009	By:	/s/Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer