Form 10-Q
period 2009-11-30
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2010-01-08
CIK 1022368

Click HERE to navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

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

Large Accelerated Filer                                                                                                                Accelerated Filer ❑
Non-Accelerated Filer ❑ (Do not check if a smaller reporting company)                           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑  No ☑

As of January 7, 2010, the registrant had outstanding 12,851,423 shares of Class A common stock and 14,973,148 shares of Class B common stock.

Schiff Nutrition International, Inc.
Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
      CONDENSED CONSOLIDATED BALANCE SHEETS
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (3 months) and (6 months)
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND OTHER MATTERS
2.	AVAILABLE-FOR-SALE SECURITIES
3.	RECEIVABLES, NET
4.	INVENTORIES
5.	ACCRUED EXPENSES
6.	CAPITAL STRUCTURE
7.	EARNINGS PER SHARE
8.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS
9.	COMMITMENTS AND CONTINGENCIES
10.	RECENTLY ISSUED ACCOUNTING STANDARDS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-	General
-	Results of Operations (unaudited) (3 months) and (6 months)
-	Liquidity and Capital Resources
-	Critical Accounting Policies and Estimates
-	Impact of Inflation
-	Seasonality

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4T.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

Exhibit 31.1.	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2.	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1.	CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	November 30, 2009	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$46,533	$52,648
Available-for-sale securities	7,970	4,241
Receivables, net	23,995	20,716
Inventories	32,516	30,024
Prepaid expenses and other	2,030	1,434
Deferred taxes, net	1,957	2,186

Total current assets	115,001	111,249

Property and equipment, net	14,146	13,920

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	1,182	621
Other assets	534	61
Deferred taxes, net	143	—

Total other assets	6,205	5,028

Total assets	$135,352	$130,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,477	$9,553
Accrued expenses	11,324	9,481
Dividends payable	54	—
Income taxes payable	242	—

Total current liabilities	26,097	19,034

Long-term liabilities:
Dividends payable	1,497	1,022
Deferred taxes, net	—	245
Other	1,573	203

Total long-term liabilities	3,070	1,470

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-12,851,423 and 12,660,932	128	126
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	90,488	89,367
Accumulated other comprehensive loss	(77)	(106)
Retained earnings	15,496	20,156

Total stockholders' equity	106,185	109,693

Total liabilities and stockholders' equity	$135,352	$130,197

See notes to condensed consolidated financial statements.
Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended November 30,
	2009	2008

Net sales	$53,754	$47,293

Cost of goods sold	29,519	29,690

Gross profit	24,235	17,603

Operating expenses:
Selling and marketing	8,825	8,412
General and administrative	4,852	3,610
Research and development	1,088	1,119

Total operating expenses	14,765	13,141

Income from operations	9,470	4,462

Other income (expense):
Interest income	37	300
Interest expense	(110)	(38)
Other, net	(8)	(2)

Total other income (expense), net	(81)	260

Income before income taxes	9,389	4,722
Income tax expense	3,506	1,810

Net income	$5,883	$2,912

Weighted average shares outstanding:
Basic	28,340,648	27,275,080
Diluted	28,838,371	28,629,174

Net income per share:
Basic	$0.21	$0.11
Diluted	$0.20	$0.10

Comprehensive income	$5,894	$2,912

See notes to condensed consolidated financial statements.
Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Six Months Ended November 30,
	2009	2008

Net sales	$102,319	$95,083

Cost of goods sold	58,922	59,602

Gross profit	43,397	35,481

Operating expenses:
Selling and marketing	15,459	16,545
General and administrative	9,110	7,348
Research and development	2,332	2,107

Total operating expenses	26,901	26,000

Income from operations	16,496	9,481

Other income (expense):
Interest income	106	607
Interest expense	(138)	(64)
Other, net	(13)	(4)

Total other income (expense), net	(45)	539

Income before income taxes	16,451	10,020
Income tax expense	6,177	3,859

Net income	$10,274	$6,161

Weighted average shares outstanding:
Basic	28,278,196	27,242,692
Diluted	28,785,375	28,648,900

Net income per share:
Basic	$0.36	$0.23
Diluted	$0.36	$0.22

Comprehensive income	$10,303	$6,161

See notes to condensed consolidated financial statements.
Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended November 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,274	$6,161
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(179)	(576)
Depreciation and amortization	1,496	1,580
Amortization of financing fees	57	8
Stock-based compensation	866	214
Excess tax benefit from equity instruments	(545)	(470)
Other	14	7
Changes in operating assets and liabilities:
Receivables	(3,279)	(540)
Inventories	(2,492)	(12,524)
Prepaid expenses and other	(596)	(315)
Accounts payable	4,519	3,088
Other current liabilities	2,630	1,295
Other long-term liabilities	931	22

Net cash provided by (used in) operating activities	13,696	(2,050)

Cash flows from investing activities:
Purchase of property and equipment	(1,332)	(1,082)
Purchase of available-for-sale securities	(9,040)	(673)
Proceeds from sale of available-for-sale securities	4,799	3,300

Net cash provided by (used in) investing activities	(5,573)	1,545

Cash flows from financing activities:
Proceeds from stock options exercised	162	270
Purchase and retirement of common stock	(10)	(1,380)
Excess tax benefit from equity instruments	545	470
Dividends paid	(14,405)	(1,017)
Proceeds from debt	—	1,338
Payments on debt	—	(569)
Payment for debt issue costs	(530)	—

Net cash used in financing activities	(14,238)	(888)

Effect of exchange rate changes on cash	—	(6)

Decrease in cash and cash equivalents	(6,115)	(1,399)
Cash and cash equivalents, beginning of period	52,648	45,979

Cash and cash equivalents, end of period	$46,533	$44,580

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

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on August 28, 2009 to shareholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at August 14, 2009, the record date, we had outstanding 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.6 million shares of outstanding Class A and Class B common stock, 1.3 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $14,945, presuming 100% vesting of shares underlying equity awards; $7,458 for holders of Class A common stock, including $1,123 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.  During the fiscal 2010 second quarter, 21,788 shares of unvested restricted stock and restricted stock units were forfeited resulting in an $11 decrease in the aggregate amount of the special dividend.

The special dividend was funded from cash and cash equivalents with $14,405 of the distribution occurring on August 28, 2009.  With respect to outstanding stock options, restricted stock and restricted stock units that were unvested as of August 14, 2009, or for which the issuance of shares underlying vested restricted stock units has been deferred, the $0.50 per share dividend will not be distributed until after such equity awards vest or the deferred shares are issued.

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

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards is based on the periodic assessment of the probability that the performance criteria will be achieved.  Based on our probability assessment at November 30, 2009, we determined that the total estimated fair value of the Performance Awards was $3,381.  For the three and six months ended November 30, 2009, respectively, we recognized $781 and $1,318 in compensation expense which represents the applicable change in the fair value of the Performance Awards based on the requisite service completed.  At November 30, 2009, the total value of the Performance Awards recognized is $1,318, which is included in other long-term liabilities.  At November 30, 2009, total unrecognized compensation expense, based on the estimated fair value as determined by our assessment of the probability that the performance criteria will be achieved, was $2,063.  This amount, which is subject to change based on the estimated fair value determined at each future reporting period, is expected to be recognized over the remaining service period.

Also, on December 12, 2008, the Compensation Committee of our Board of Directors granted 240,500 restricted stock units (“Units”) to certain employees not participating in the Performance Awards program.  Each Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value of the Units at the grant date was $1,332, which will be expensed over the vesting (service) period.  The Units cliff vest on May 31, 2011, assuming the holder is still employed.  Any dividends paid between the grant date and vesting will be payable to the holder upon vesting of the Units.   For the three and six months ended November 30, 2009, respectively, we recognized $130 and $220 in compensation expense.

With respect to our Condensed Consolidated Statements of Cash Flows, purchase of property and equipment included in accounts payable at November 30, 2009 and May 31, 2009, respectively, amounted to $458 and $68.  For the six months ended November 30, 2009 and 2008, respectively, cash interest totaled $81 and $56, tax payments totaled $3,874 and $2,814 and stock (83,567 and 109,512 shares) surrendered in exchange for options exercised totaled $514 and $735.  Also, during the six months ended November 30, 2009, dividends declared but not paid totaled $529.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities at fair value consist of the following:
	November 30, 2009	May 31, 2009

Certificates of deposit	$5,462	$4,241
Commercial paper	500	—
Corporate debt securities	723	138
Federal, state and municipal debt securities	2,467	483

	9,152	4,862
Less long-term portion	1,182	621

	$7,970	$4,241

Available-for-sale securities include auction rate securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every 7 to 35 days, and other variable rate debt and equity securities.  Despite the underlying long-term contractual maturity of ARS, there generally was a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of negative liquidity and uncertainty in financial credit markets, we experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature) and the rates are reset in accordance with terms in the prospectus/offering circular.  Total available-for-sale securities at November 30, 2009 included $670 in debt securities, including $457 in illiquid ARS, valued below cost which are included in long-term assets.  The ARS consist of fully insured, state agency issued securities.

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Available-for-sale securities were measured at fair value, using:
	November 30, 2009	May 31, 2009

Quoted prices in active markets for identical assets (Level 1)	$8,695	$4,379
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	457	483

Total	$9,152	$4,862

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended November 30,
	2009	2008

Beginning balance	$483	$1,265
Total losses (all unrealized and included in other comprehensive loss)	(26)	—

Ending balance	$457	$1,265

Contractual maturities of debt securities at November 30, 2009 are as follows:

Less than one year	$2,008
One to five years	512
Over five years	670

Total	$3,190

At November 30, 2009, unrealized losses of $77, net of income tax benefits of $53, were included in accumulated other comprehensive loss in the accompanying condensed consolidated financial statements.  The amount of unrealized gains or losses for the three and six months ended November 30, 2009 and 2008 was not significant.

Our other financial instruments, including primarily cash and cash equivalents, accounts receivable and accounts payable, when valued using market interest rates, would not be materially different from the amounts presented in these condensed consolidated financial statements.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	November 30, 2009	May 31, 2009

Trade accounts	$26,002	$21,341
Refundable income taxes	—	1,644
Other	40	66

	26,042	23,051
Allowances for doubtful accounts, sales returns and discounts	(2,047)	(2,335)

Total	$23,995	$20,716

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

4.	INVENTORIES

Inventories consist of the following:
	November 30, 2009	May 31, 2009

Raw materials	$14,852	$12,021
Work in process	1,888	1,270
Finished goods	15,776	16,733

Total	$32,516	$30,024

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	November 30, 2009	May 31, 2009

Accrued personnel related costs	$3,593	$1,652
Accrued promotional costs	6,440	6,225
Other	1,291	1,604

Total	$11,324	$9,481

6.	CAPITAL STRUCTURE

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

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

7.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008

Income available to common shareholders (numerator):
Net income	$5,883	$2,912	$10,274	$6,161
Adjustments	—	—	—	—

Income on which basic and diluted earnings per share are calculated	$5,883	$2,912	$10,274	$6,161

Weighted-average number of common shares outstanding (denominator):
Basic	28,340,648	27,275,080	28,278,196	27,242,692
Add-incremental shares from restricted stock	24,073	17,947	24,377	17,190
Add-incremental shares from restricted stock units	84,350	754,227	79,484	747,321
Add-incremental shares from stock options	389,300	581,920	403,318	641,697

Diluted	28,838,371	28,629,174	28,785,375	28,648,900

Options to purchase 32,000 shares of Class A common stock, at exercise prices from $6.00 to $7.05 per share were outstanding during the first six months of fiscal 2010 and 2009 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

At November 30, 2009, we held $9,152 in available-for-sale securities consisting of $5,962 in certificates of deposit and high quality commercial paper and $3,190 in debt securities, including $670 in debt securities valued below cost. In determining the fair value of our available-for-sale securities at November 30, 2009, we have taken into consideration quoted market prices and/or other considerations, including, fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position. Although we believe the debt securities valued below cost will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

The combined net sales to our two largest customers are significant.  At November 30, 2009 and May 31, 2009, respectively, amounts due from Customer A represented approximately 32% and 46%, and amounts due from Customer B represented approximately 34% and 24%, of total trade accounts receivable.  For the first six months of fiscal 2010 and 2009, respectively, Customer A accounted for approximately 36% and 44% and Customer B accounted for approximately 33% and 31% of total net sales.  Net sales of our Schiff® Move Free® brand accounted for approximately 37% and 39%, respectively, of total net sales for the first six months of fiscal 2010 and 2009.

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

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. ("SNG"), a new $80,000 revolving credit facility (“New Credit Facility”) with U.S. Bank National Association, as Agent.  The New Credit Facility, which replaces our previous $25,000 credit facility which expired on June 30, 2009, contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the New Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the New Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The New Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with primary availability to fund certain permitted strategic transactions.  We incurred approximately $530 in debt issue costs related to the New Credit Facility which will be amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At November 30, 2009, there were no amounts outstanding and $80,000, subject to limitations based on certain financial covenant requirements, was available for borrowing under the New Credit Facility.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued ASC 105-10, “Generally Accepted Accounting Principles-Overall,” which superseded all existing accounting standard documents and became the single source of authoritative non-governmental generally accepted accounting principles accepted in the United States (“GAAP”).   ASC 105-10 was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.  We adopted ASC 105-10 in our fiscal 2010 second quarter. The adoption did not have an impact on our result of operations and financial condition.  However, because ASC 105-10 completely replaces existing standards, it will affect the way GAAP is referenced within the interim financial statements.

In May 2009, the FASB issued guidance now codified as FASB ASC 855-10, “Subsequent Events,” which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  ASC 855-10 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, ASC 855-10 requires disclosure of the date through which subsequent events were evaluated.  ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material impact on our results of operations and financial condition.  We have evaluated subsequent events through January 8, 2010, the date the interim financial statements were issued, and have recognized or disclosed in these interim financial statements the effects, if any, of all subsequent events as required.

Back to index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

In April 2009, the FASB staff issued guidance now codified as FASB ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825-10 amends Statement of Financial Accounting Standards (“SFAS”) Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  ASC 825-10 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require these disclosures in all interim financial statements.  ASC 825-10 is effective for interim reporting periods ending after June 15, 2009.  We have included the required disclosures elsewhere in these Notes to Condensed Consolidated Financial Statements.

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

During fiscal 2009 and the first six months of fiscal 2010, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  During fiscal 2009, we introduced MegaRed, an omega-3 krill oil product originally launched into Costco during the latter part of fiscal 2008, into many of our retail accounts and, during the second half of the fiscal year, we launched a national marketing campaign to support MegaRed growth.  During the fiscal 2010 first quarter, we encountered temporary disruption in our ability to fulfill customer orders due to raw material supply issues.  As a result, we elected to delay certain fiscal 2010 first quarter planned advertising support to subsequent fiscal 2010 quarters.  We resolved the temporary raw material supply issues, and, during the fiscal 2010 second quarter, we continued to expand distribution of MegaRed into new accounts and resumed our comprehensive national marketing initiative to support both the new and existing distribution of this product. Furthermore, we are continuing efforts to increase distribution of our joint care products and krill oil products in international markets.  Subject to competitive joint care product category pricing pressures, including private label, the success of new product sales, including MegaRed, the effectiveness of our branded marketing initiatives and the ability to increase our distribution in international markets, among other factors, we believe fiscal 2010 net sales, as compared to fiscal 2009 net sales, will reflect a mid single-digit percentage increase.

Operating results for the first six months of fiscal 2010, as compared to the first six months of fiscal 2009, were positively impacted by a higher mix of branded sales, price increases implemented in the fourth quarter of fiscal 2009 for certain branded and private label products, and stability in raw material costs.  During the second half of fiscal 2009, we discontinued certain private label products resulting in a decrease in private label sales for the first six months of fiscal 2010, as compared to the similar prior year period.  This decrease in lower-margin private label sales, together with branded sales volume growth, the sales price increases and lower raw material costs, resulted in an overall higher gross margin for the first six months of fiscal 2010, as compared to the first six months of fiscal 2009.

Our operating results for the first six months of fiscal 2010 were also impacted by the adoption of a long-term management incentive plan on December 12, 2008.  See Note 1 of Notes to Condensed Consolidated Financial Statements for further description of the long-term management incentive plan and its impact on operating results for the first six months of fiscal 2010.  Subject to the periodic assessment of the probability of achieving pre-established financial performance targets, our fiscal 2010 operating results, as compared to fiscal 2009, may continue to be negatively impacted by the recognition of compensation expense related to the management incentive plan.

Back to index

Results of Operations (unaudited)
Three Months Ended November 30, 2009 Compared to Three Months
Ended November 30, 2008

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended November 30, (dollars in thousands):

	2009		2008

Net sales	$53,754	100.0%	$47,293	100.0%
Cost of goods sold	29,519	54.9	29,690	62.8

Gross profit	24,235	45.1	17,603	37.2
Operating expenses:
Selling and marketing	8,825	16.5	8,412	17.8
General and administrative	4,852	9.0	3,610	7.6
Research and development	1,088	2.0	1,119	2.4

Total operating expenses	14,765	27.5	13,141	27.8

Income from operations	9,470	17.6	4,462	9.4
Other income (expense), net	(81)	(0.2)	260	0.6
Income tax expense	(3,506)	(6.5)	(1,810)	(3.8)

Net income	$5,883	10.9%	$2,912	6.2%

Net Sales.  Net sales increased 13.7% to $53.8 million for the fiscal 2010 second quarter, from $47.3 million for the fiscal 2009 second quarter, primarily due to increases in both branded and private label net sales.

Aggregate branded net sales increased 15.4% to $39.4 million for the fiscal 2010 second quarter, from $34.1 million for the fiscal 2009 second quarter, primarily due to an increase in sales volume of approximately $3.9 million, or 8.3%, together with approximately $0.7 million in aggregate sales price increases and a $0.7 million decrease in sales return allowances and sales promotional incentives classified as sales price reductions.  Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  The increase in branded sales volume was primarily attributable to an increase in MegaRed sales due to incremental sales resulting from new distribution into various accounts in the latter part of fiscal 2009 and the first half of fiscal 2010, as well as replenishing certain customer inventories impacted by the first quarter raw material supply issues that have since been resolved.  While our overall joint care category net sales reflected a second quarter over second quarter increase due to decreases in sales return allowances and sales promotional incentives, an approximate 9.1% increase in Move Free sales volume was offset by a sales volume decrease in other joint care category products.  Move Free net sales were $20.1 million and $17.2 million, respectively, for the fiscal 2010 and 2009 second quarters.

Private label sales increased 9.2% to $14.4 million for the fiscal 2010 second quarter, from $13.2 million for the fiscal 2009 second quarter, primarily due to certain sales price increases instituted in the fiscal 2009 fourth quarter.  In spite of the second quarter over second quarter increase, we believe fiscal 2010 private label sales will reflect a decrease compared to fiscal 2009 sales due to the discontinuation of certain unprofitable private label products in the second half of fiscal 2009.

Gross Profit.  Gross profit increased 37.7% to $24.2 million for the fiscal 2010 second quarter, from $17.6 million for the fiscal 2009 second quarter.  Gross profit, as a percentage of net sales, increased to 45.1% for the fiscal 2010 second quarter, from 37.2% for the fiscal 2009 second quarter, primarily resulting from the higher mix of branded sales, sales price increases and lower raw material costs.  Subject to raw material pricing stability, competitive pressures and the overall branded to private label sales mix, among other factors, we believe fiscal 2010 gross profit percentage will be 39.0% to 42.0%, compared to fiscal 2009 gross profit percentage of 35.2%.

Back to index

Operating Expenses.  Operating expenses increased 12.4% to $14.8 million for the fiscal 2010 second quarter, from $13.1 million for the fiscal 2009 second quarter, primarily resulting from a significant increase in general and administrative expenses.  In spite of the overall increase, operating expenses, as a percentage of net sales, remained relatively constant at 27.5% and 27.8%, respectively, for the fiscal 2010 and 2009 second quarters due to the increase in net sales.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $8.8 million for the fiscal 2010 second quarter, from $8.4 million for the fiscal 2009 second quarter, primarily due to an increase in advertising, partially offset by a reduction in other promotional expenses.  As a result of certain raw material supply issues for our MegaRed product, which have since been resolved, we elected to shift to subsequent fiscal 2010 quarters certain television advertising originally scheduled for the fiscal 2010 first quarter.  In addition, a decrease in other personnel related costs, including severance, was partially offset by increases in accrued long-term and annual management incentive plan costs totaling $0.4 million.

General and administrative expenses increased to $4.9 million for the fiscal 2010 second quarter, from $3.6 million for the fiscal 2009 second quarter, primarily resulting from increases in accrued long-term and annual management incentive plan costs totaling $1.5 million, partially offset by a decrease in consulting costs.

Research and development costs remained constant at $1.1 million for the fiscal 2010 and 2009 second quarters.

Other Income/Expense.  Other income (expense), net, was $0.1 million expense for the fiscal 2010 second quarter, compared to $0.3 million income for the fiscal 2009 second quarter.  The decrease was primarily due to an overall lower yield on investments.

Income Tax Expense.  Income tax expense was $3.5 million for the fiscal 2010 second quarter, compared to $1.8 million for the fiscal 2009 second quarter.  The increase resulted from an increase in pre-tax income, partially offset by a modest decrease in our effective tax rate primarily due to an estimated increase in certain tax credits.  The fiscal 2010 second quarter tax rate was 37.3%, compared to the fiscal 2009 second quarter tax rate of 38.3%.

Results of Operations (unaudited)
Six Months Ended November 30, 2009 Compared to Six Months
Ended November 30, 2008

The following tables show comparative results for selected items as reported and as a percentage of net sales for the six months ended November 30, (dollars in thousands):

	2009		2008

Net sales	$102,319	100.0%	$95,083	100.0%
Cost of goods sold	58,922	57.6	59,602	62.7

Gross profit	43,397	42.4	35,481	37.3
Operating expenses:
Selling and marketing	15,459	15.1	16,545	17.4
General and administrative	9,110	8.9	7,348	7.7
Research and development	2,332	2.3	2,107	2.2

Total operating expenses	26,901	26.3	26,000	27.3

Income from operations	16,496	16.1	9,481	10.0
Other income (expense), net	(45)	—	539	0.6
Income tax expense	(6,177)	(6.1)	(3,859)	(4.1)

Net income	$10,274	10.0%	$6,161	6.5%

Net Sales.  Net sales increased 7.6% to $102.3 million for the six months ended November 30, 2009, from $95.1 million for the six months ended November 30, 2008, primarily due to increase in branded net sales, partially offset by a decrease in private label sales.

Back to index

Aggregate branded net sales increased 12.9% to $75.2 million for the six months ended November 30, 2009, from $66.6 million for the six months ended November 30, 2008, primarily due to an increase in sales volume of approximately $7.4 million, or 7.9%, together with an approximate $1.3 million in aggregate sales price increases and a $1.3 million decrease in sales return allowances, partially offset by a $1.3 million increase in sales promotional incentives classified as sales price reductions. Classification of promotional costs as a sales reduction is required when the promotion effectively represents a price reduction.  The increase in branded sales volume was primarily attributable to an increase in MegaRed sales, together with an overall increase in joint care category sales.  The increase in MegaRed sales was primarily due to incremental sales resulting from new distribution into various accounts in the latter part of fiscal 2009 and the first half of fiscal 2010, as well as replenishing certain customer inventories impacted by the first quarter raw material supply issues that have since been resolved.   The overall joint care category net sales increase includes a modest 2.0% sales volume increase and a $0.7 million decrease in sales return allowances.  Move Free net sales were $37.6 million and $36.7 million, respectively, for the six months ended November 30, 2009 and 2008.

Private label sales decreased 4.9% to $27.1 million for the six months ended November 30, 2009, from $28.5 million for the six months ended November 30, 2008, primarily due to an approximate $5.7 million decrease in sales volume resulting from the discontinuation of certain unprofitable private label products in the second half of fiscal 2009.  This decrease was partially offset by an approximate $2.1 million price increase and an approximate $1.9 million sales volume increase for the ongoing private label business.  We believe fiscal 2010 private label sales will reflect a decrease compared to fiscal 2009 sales due to the discontinuation of certain unprofitable private label products in the second half of fiscal 2009.

Gross Profit.  Gross profit increased 22.3% to $43.4 million for the six months ended November 30, 2009, from $35.5 million for the six months ended November 30, 2008.  Gross profit, as a percentage of net sales, increased to 42.4% for the six months ended November 30, 2009, from 37.3% for the six months ended November 30, 2008, primarily resulting from the higher mix of branded sales, sales price increases and lower raw material costs.  Subject to raw material pricing stability, competitive pressures and the overall branded to private label sales mix, among other factors, we believe fiscal 2010 gross profit percentage will be 39.0% to 42.0%, compared to fiscal 2009 gross profit percentage of 35.2%.

Operating Expenses.  Operating expenses increased 3.5% to $26.9 million for the six months ended November 30, 2009, from $26.0 million for the six months ended November 30, 2008, primarily resulting from an increase in general and administrative expenses, partially offset by a decrease in selling and marketing expenses.  Operating expenses, as a percentage of net sales, decreased to 26.3% for the six months ended November 30, 2009, from 27.3% for the six months ended November 30, 2008, primarily due to the increase in net sales.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to $15.5 million for the six months ended November 30, 2009, from $16.5 million for the six months ended November 30, 2008.  A modest increase in advertising expense was more than offset by a reduction in other promotional expenses.  In addition, a $0.9 million decrease in other personnel related costs, including severance, was partially offset by increases in accrued long-term and annual management incentive plan costs totaling $0.7 million.

General and administrative expenses increased to $9.1 million for the six months ended November 30, 2009, from $7.3 million for the six months ended November 30, 2008, primarily resulting from increases in accrued long-term and annual management incentive plan costs totaling $2.3 million, partially offset by a decrease in consulting fees.

Research and development costs increased to $2.3 million for the six months ended November 30, 2009, from $2.1 million for the six months ended November 30, 2008, primarily resulting from an increase in product clinical research costs.

Other Income/Expense.  Other income (expense), net, was nil for the six months ended November 30, 2009, compared to $0.5 million income for the six months ended November 30, 2008.  The decrease was primarily due to an overall lower yield on investments.

Income Tax Expense.  Income tax expense was $6.2 million for the six months ended November 30, 2009, compared to $3.9 million for the six months ended November 30, 2008.  The increase resulted from an increase in pre-tax income, partially offset by a modest decrease in our effective tax rate primarily due to an estimated increase in certain tax credits.  The tax rate was approximately 37.5% and 38.5%, respectively, for the six months ended November 30, 2009 and 2008.

Back to index

Liquidity and Capital Resources

Working capital decreased $3.3 million to $88.9 million at November 30, 2009, from $92.2 million at May 31, 2009, reflecting a $2.4 million reduction in cash and cash equivalents and available-for-sale securities, a $3.3 million increase in net receivables, a $2.5 million increase in inventories and a $7.1 million increase in current liabilities.  The decrease in cash and cash equivalents and available-for-sale securities reflects the special dividend payment of $14.4 million and capital expenditures of $1.3 million, which more than offset the $13.7 million in cash flows provided by operating activities.  The increase in net receivables reflects a $4.7 million increase in trade accounts receivable primarily due to an increase in net sales for October and November of fiscal 2010, as compared to April and May of fiscal 2009, partially offset by a $1.6 million reduction in refundable income taxes.  The increase in inventories, as well as the corresponding increase in accounts payable, primarily reflects promotional timing considerations, which were reasonably consistent with prior year implications.  The $1.8 million increase in accrued expenses primarily results from an increase in accrued annual management incentive plan costs.

At November 30, 2009, we held $9.2 million in available-for-sale securities, consisting of $6.0 million in certificates of deposit and commercial paper and $3.2 million in debt securities; including $0.5 million in illiquid ARS which are fully insured, state agency issued securities.  Although we have experienced failed auction(s) with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer; we believe we will be able to successfully liquidate these investments.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

On June 30, 2004, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a $25.0 million revolving credit facility (“Credit Facility”) with KeyBank National Association, as Agent.  In August 2006, we extended the maturity of the Credit Facility from June 30, 2007 to June 30, 2009.  The Credit Facility contained customary terms and conditions, including, among others, financial covenants that limited our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility were guaranteed by us and secured by a first priority security interest on all of the capital stock of SNG.  The Credit Facility, which expired on June 30, 2009, was available to fund our normal working capital and capital expenditure requirements, with additional availability to fund certain permitted strategic transactions.

On August 18, 2009, we entered into, through SNG, a new $80.0 million revolving credit facility (“New Credit Facility”) with U.S. Bank National Association, as Agent.  The New Credit Facility, which replaces our previous $25.0 million credit facility which expired on June 30, 2009, contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the New Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the New Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The New Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred approximately $0.5 million in debt issue costs related to the New Credit Facility, which will be amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At November 30, 2009, there were no amounts outstanding and $80.0 million, subject to limitations based on certain financial covenant requirements, was available for borrowing under the New Credit Facility.

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

Back to index

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

A summary of our outstanding contractual obligations at November 30, 2009 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$7,763	$2,362	$4,631	$770	$—
Purchase obligations(2)	14,251	14,251	—	—	—

Total obligations	$22,014	$16,613	$4,631	$770	$—

(1)	Unrecognized income tax benefits totaling $255 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales, cost of goods sold and operating expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of liability classified performance awards and recoverability of long-lived assets.  Note 1 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2009, filed with the SEC, describes the accounting policies governing each of these matters.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our interim financial statements:

●
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the six months ended November 30, 2009 and 2008, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.1 million and $0.2 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

●
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of approximately $0.1 million and $0.6 million, respectively, for the six months ended November 30, 2009 and 2008.  At November 30, 2009 and May 31, 2009, our allowances for doubtful accounts, sales returns and discounts amounted to $2.0 million and $2.3 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

Back to index

●
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the six months ended November 30, 2009 and 2008.  At both November 30, 2009 and May 31, 2009, unrecognized tax benefits totaled $0.2 million.

●
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At November 30, 2009 and 2008, and May 31, 2009 and 2008, deferred tax asset valuation allowances were zero; thus, changes in these valuation allowances did not impact net income for the six months ended November 30, 2009 and 2008.

●
We recognize compensation expense for certain liability classified performance awards based on the appropriate change in fair value for the reporting period based on the requisite service completed.  The fair value is estimated based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the six months ended November 30, 2009, we recognized compensation expense related to existing awards of $1.3 million.  For the six months ended November 30, 2008, we did not recognize any compensation expense related to existing awards.  At November 30, 2009, total unrecognized compensation expense, based on the estimated fair value as determined by our assessment of the probability that the performance criteria will be achieved, was $2.1 million.  This amount, which is subject to change based on the estimated fair value determined at each future reporting period, is expected to be recognized over the remaining service period.

●
We have certain intangible assets, primarily consisting of goodwill, which are tested for impairment at least annually.  The determination of whether or not goodwill is impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

Impact of Inflation

Inflation affects the cost of raw materials, goods and services we use.  In recent years, inflation has been modest.  We seek to mitigate the adverse effects of inflation primarily through improved productivity, strategic buying initiatives, and cost containment programs.  However, the nutritional supplement industry's competitive environment limits our ability to raise prices in order to recover higher costs resulting from inflation.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our New Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at November 30, 2009.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2010 second quarter:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

September 1 – September 30	—	—	—	—

October 1 – October 31	500	$6.39	—	—

November 1 – November 30	—	—	—	—

Total	500	$6.39	—	—

(1)	Repurchase of these shares was to satisfy employee tax withholding obligations due upon exercise of options.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders voted on the following at our Annual Meeting of Stockholders held on November 9, 2009:

Election of Board of Directors.

	For	Withheld Authority
Eric Weider	155,356,700	2,093,131
George Lengvari	155,353,445	2,096,386
Bruce J. Wood	155,356,700	2,093,131
Ronald L. Corey	157,213,730	236,101
Michael Hyatt	157,242,537	207,294
Eugene B. Jones	157,237,643	212,188
Roger H. Kimmel	155,354,045	2,095,786
Brian P. McDermott	157,214,330	235,501

ITEM 5.  OTHER INFORMATION

Not applicable.

Back to index

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

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: January 8, 2010	By:	/s/Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: January 8, 2010	By:	/s/Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Back to index