Form 10-Q
period 2010-02-28
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2010-04-07
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

As of April 6, 2010, the registrant had outstanding 12,863,100 shares of Class A common stock and 14,973,148 shares of Class B common stock.

Schiff Nutrition International, Inc.
Index

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (3 months) and (9 months)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND OTHER MATTERS
2.	AVAILABLE-FOR-SALE SECURITIES
3.	RECEIVABLES, NET
4.	INVENTORIES
5.	ACCRUED EXPENSES
6.	CAPITAL STRUCTURE
7.	EARNINGS PER SHARE
8.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS
9.	COMMITMENTS AND CONTINGENCIES
10.	RECENTLY ISSUED ACCOUNTING STANDARDS
11.	SUBSEQUENT EVENT

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-	General
-	Recent Events
-	Results of Operations (unaudited) (3 months) and (9 months)
-	Liquidity and Capital Resources
-	Critical Accounting Policies and Estimates
-	Impact of Inflation
-	Seasonality

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4T.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	OTHER INFORMATION
ITEM 5.	EXHIBITS

SIGNATURES

Exhibit 31.1.	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2.	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1.	CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	February 28, 2010	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$46,105	$52,648
Available-for-sale securities	12,709	4,241
Receivables, net	24,681	20,716
Inventories	32,326	30,024
Prepaid expenses and other	1,916	1,434
Deferred taxes, net	2,553	2,186

Total current assets	120,290	111,249

Property and equipment, net	13,451	13,920

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	2,734	621
Other assets	485	61
Deferred taxes, net	354	—

Total other assets	7,919	5,028

Total assets	$141,660	$130,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,609	$9,553
Accrued expenses	14,130	9,481
Dividends payable	58	—
Income taxes payable	95	—

Total current liabilities	25,892	19,034

Long-term liabilities:
Dividends payable	1,487	1,022
Deferred taxes, net	—	245
Other	2,116	203

Total long-term liabilities	3,603	1,470

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-12,863,100 and 12,660,932	128	126
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	90,741	89,367
Accumulated other comprehensive loss	(83)	(106)
Retained earnings	21,229	20,156

Total stockholders' equity	112,165	109,693

Total liabilities and stockholders' equity	$141,660	$130,197

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended February 28,
	2010	2009

Net sales	$53,318	$49,872

Cost of goods sold	31,137	32,563

Gross profit	22,181	17,309

Operating expenses:
Selling and marketing	8,436	8,227
General and administrative	4,215	2,828
Research and development	1,046	1,043

Total operating expenses	13,697	12,098

Income from operations	8,484	5,211

Other income (expense):
Interest income	31	153
Interest expense	(107)	(35)
Other, net	4	(1)

Total other income (expense), net	(72)	117

Income before income taxes	8,412	5,328
Income tax expense	2,679	1,712

Net income	$5,733	$3,616

Weighted average shares outstanding:
Basic	28,433,078	27,373,014
Diluted	29,043,530	28,657,056

Net income per share:
Basic	$0.20	$0.13
Diluted	$0.20	$0.13

Comprehensive income	$5,727	$3,491

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Nine Months Ended February 28,
	2010	2009

Net sales	$155,637	$144,955

Cost of goods sold	90,059	92,165

Gross profit	65,578	52,790

Operating expenses:
Selling and marketing	23,896	24,772
General and administrative	13,324	10,176
Research and development	3,378	3,150

Total operating expenses	40,598	38,098

Income from operations	24,980	14,692

Other income (expense):
Interest income	137	760
Interest expense	(245)	(99)
Other, net	(9)	(5)

Total other income (expense), net	(117)	656

Income before income taxes	24,863	15,348
Income tax expense	8,856	5,571

Net income	$16,007	$9,777

Weighted average shares outstanding:
Basic	28,329,823	27,286,132
Diluted	28,871,426	28,644,503

Net income per share:
Basic	$0.57	$0.36
Diluted	$0.55	$0.34

Comprehensive income	$16,030	$9,652

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended February 28,
	2010	2009
Cash flows from operating activities:
Net income	$16,007	$9,777
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(984)	(179)
Depreciation and amortization	2,294	2,320
Amortization of financing fees	107	12
Stock-based compensation	1,264	431
Excess tax benefit from equity instruments	(578)	(648)
Other	11	8
Changes in operating assets and liabilities:
Receivables	(3,965)	2,861
Inventories	(2,302)	(4,526)
Prepaid expenses and other	(482)	(336)
Accounts payable	2,068	2,113
Other current liabilities	5,322	(1,603)
Other long-term liabilities	1,296	(365)

Net cash provided by operating activities	20,058	9,865

Cash flows from investing activities:
Purchase of property and equipment	(1,848)	(2,469)
Purchase of available-for-sale securities	(18,433)	(4,875)
Proceeds from sale of available-for-sale securities	7,892	3,300

Net cash used in investing activities	(12,389)	(4,044)

Cash flows from financing activities:
Proceeds from stock options exercised	162	313
Purchase and retirement of common stock	(10)	(1,532)
Excess tax benefit from equity instruments	578	648
Dividends paid	(14,411)	(1,045)
Proceeds from debt	—	1,338
Payments on debt	—	(1,145)
Payment of financing fees	(530)	—

Net cash used in financing activities	(14,211)	(1,423)

Effect of exchange rate changes on cash	(1)	(5)

Increase (decrease) in cash and cash equivalents	(6,543)	4,393
Cash and cash equivalents, beginning of period	52,648	45,979

Cash and cash equivalents, end of period	$46,105	$50,372

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

The earned value of the Performance Awards will vest on May 31, 2011 subject to continued service by the participant(s) through that date.  The vested portion of the earned value of the Performance Awards will be paid in a combination of cash and shares of the Company’s Class A common stock.  Two-thirds of the earned value will be delivered to participants in cash (subject to any applicable plan limitations, less applicable taxes), and the remaining balance will be paid in shares, based on the closing price of the Company’s common stock on the day preceding the date of the Committee’s certification of the Company’s performance.  Shares ultimately granted in payment of the Performance Awards will receive dividend equivalents with respect to all normal or special cash dividends declared where the record dates for such dividends occur after the vesting date.  However, no dividends will be paid with respect to shares granted in payment of the Performance Awards until such shares are issued.

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards is based on the periodic assessment of the probability that the performance criteria will be achieved.  Based on our probability assessment at February 28, 2010, we determined that the total estimated fair value of the Performance Awards was

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

$3,768.  For the three and nine months ended February 28, 2010, respectively, we recognized $534 and $1,852 in compensation expense which represents the applicable change in the fair value of the Performance Awards based on the requisite service completed.  At February 28, 2010, the total value of the Performance Awards recognized is $1,852, which is included in other long-term liabilities.  At February 28, 2010, total unrecognized compensation expense, based on the estimated fair value as determined by our assessment of the probability that the performance criteria will be achieved, was $1,916.  This amount, which is subject to change based on the estimated fair value determined at each future reporting period, is expected to be recognized over the remaining service period.

On December 12, 2008, the Compensation Committee of our Board of Directors also granted 240,500 restricted stock units (“Units”) to certain employees not participating in the Performance Awards program.  Each Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value of the Units at the grant date was $1,332, which is being expensed over the vesting (service) period.  The Units cliff vest on May 31, 2011, assuming the holder is still employed.  Any dividends paid between the grant date and vesting will be payable to the holder upon vesting of the Units.   For the three and nine months ended February 28, 2010, respectively, we recognized $114 and $334 in compensation expense.

With respect to our Condensed Consolidated Statements of Cash Flows, purchase of property and equipment included in accounts payable at February 28, 2010 and May 31, 2009, respectively, amounted to $41 and $68.  For the nine months ended February 28, 2010 and 2009, respectively, cash interest totaled $138 and $87, income tax payments totaled $7,461 and $3,742, and stock (86,064 and 188,024 shares) surrendered in exchange for options exercised totaled $534 and $1,189.  Also, during the nine months ended February 28, 2010, dividends declared but not paid totaled $524.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities at fair value consist of the following:
	February 28, 2010	May 31, 2009

Certificates of deposit	$5,904	$4,241
Commercial paper	500	—
Corporate debt securities	4,584	138
Federal, state and municipal debt securities	4,455	483

	15,443	4,862
Less long-term portion	2,734	621

	$12,709	$4,241

Available-for-sale securities include $9,039 in debt securities, including $445 in illiquid auction rate securities (“ARS”).  The ARS, consisting of fully insured, state agency issued securities, will remain illiquid until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature.  Available-for-sale securities at February 28, 2010 include $662 in debt securities which are valued below cost and included in long-term assets.

Available-for-sale securities were measured at fair value, using:
	February 28, 2010	May 31, 2009

Quoted prices in active markets for identical assets (Level 1)	$14,998	$4,379
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	445	483

Total	$15,443	$4,862

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended February 28,
	2010	2009

Beginning balance	$483	$1,265
Total losses (all unrealized and included in other comprehensive loss)	(38)	(24)
Transfers out	—	(300)

Ending balance	$445	$941

Contractual maturities of debt securities at February 28, 2010 are as follows:

Less than one year	$6,305
One to five years	2,072
Over five years	662

Total	$9,039

At February 28, 2010, unrealized losses of $83, net of income tax benefits of $55, were included in accumulated other comprehensive loss in the accompanying interim financial statements.  The amount of unrealized gains or losses for the three and nine months ended February 28, 2010 and 2009 was not significant.

Our other financial instruments, including primarily cash and cash equivalents, accounts receivable and accounts payable, when valued using market interest rates, would not be materially different from the amounts presented in these interim financial statements.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	February 28, 2010	May 31, 2009

Trade accounts	$26,899	$21,341
Refundable income taxes	—	1,644
Other	87	66

	26,986	23,051
Allowances for doubtful accounts, sales returns and discounts	(2,305)	(2,335)

Total	$24,681	$20,716

4.	INVENTORIES

Inventories consist of the following:
	February 28, 2010	May 31, 2009

Raw materials	$13,337	$12,021
Work in process	1,687	1,270
Finished goods	17,302	16,733

Total	$32,326	$30,024

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	February 28, 2010	May 31, 2009

Accrued personnel related costs	$4,325	$1,652
Accrued promotional costs	8,508	6,225
Other	1,297	1,604

Total	$14,130	$9,481

6.	CAPITAL STRUCTURE

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

7.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009

Income available to common shareholders (numerator):
Net income	$5,733	$3,616	$16,007	$9,777
Adjustments	—	—	—	—

Income on which basic and diluted earnings per share are calculated	$5,733	$3,616	$16,007	$9,777

Weighted-average number of common shares outstanding (denominator):
Basic	28,433,078	27,373,014	28,329,823	27,286,132
Add-incremental shares from restricted stock	39,823	19,086	29,525	19,615
Add-incremental shares from restricted stock units	124,811	799,113	94,593	768,960
Add-incremental shares from stock options	445,818	465,843	417,485	569,796

Diluted	29,043,530	28,657,056	28,871,426	28,644,503

Options to purchase 32,000 shares of Class A common stock, at exercise prices from $5.09 to $7.05 per share were outstanding during the first nine months of fiscal 2009 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

At February 28, 2010, we held $15,443 in available-for-sale securities consisting of $6,404 in certificates of deposit and high quality commercial paper and $9,039 in debt securities, including $662 in debt securities valued below cost. In determining the fair value of our available-for-sale securities at February 28, 2010, we have taken into consideration quoted market prices and/or other considerations, including, fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position. Although we believe debt securities valued below cost will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant.  At February 28, 2010 and May 31, 2009, respectively, amounts due from Customer A represented approximately 35% and 46%, and amounts due from Customer B represented approximately 40% and 24%, of total trade accounts receivable.  For the first nine months of fiscal 2010 and 2009, respectively, Customer A accounted for approximately 38% and 43% and Customer B accounted for approximately 34% and 33% of total net sales.  Net sales of our Schiff® Move Free® brand accounted for approximately 37% and 39%, respectively, of total net sales for the first nine months of fiscal 2010 and 2009.

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

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. ("SNG"), a new $80,000 revolving credit facility (“New Credit Facility”) with U.S. Bank National Association, as Agent.  The New Credit Facility, which replaces our previous $25,000 credit facility which expired on June 30, 2009, contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the New Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the New Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The New Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with primary availability to fund certain permitted strategic transactions.  We incurred $530 in financing fees related to the New Credit Facility which are being amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At February 28, 2010, there were no amounts outstanding and $80,000, subject to limitations based on certain financial covenant requirements, was available for borrowing under the New Credit Facility.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued ASC 105-10, “Generally Accepted Accounting Principles-Overall,” which superseded all existing accounting standard documents and became the single source of authoritative non-governmental generally accepted accounting principles accepted in the United States (“GAAP”).   ASC 105-10 was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.  We adopted ASC 105-10 in our fiscal 2010 second quarter. The adoption did not have an impact on our result of operations and financial condition.  However, because ASC 105-10 completely replaces existing standards, it affects the way GAAP is referenced within the interim financial statements.

11.	SUBSEQUENT EVENT

In March 2010, our Board of Directors approved a $0.50 per share special cash dividend, which will be paid on April 14, 2010 to shareholders of record of Class A and Class B common stock at the close of business on March 31, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at March 31, 2010, the record date, we had outstanding 29.8 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is approximately $14,909, presuming 100% vesting of shares underlying equity awards; $7,422 for holders of Class A common stock, including $991 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

The special dividend will be funded from cash and cash equivalents.  Approximately $14,368 of the distribution will occur on April 14, 2010.  With respect to outstanding stock options, restricted stock and certain restricted stock units that were unvested as of March 31, 2010, or for which the issuance of shares underlying vested restricted stock units has been deferred, the $0.50 per share dividend will not be distributed until after such equity awards vest or the deferred shares are issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and other reports filed with the SEC. Sections of this Form 10-Q including, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, current expectations, estimates and projections.  Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements.  These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially.  Important factors that may cause results to materially differ from these forward-looking statements include, but are not limited to, the factors indicated from time to time in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended May 31, 2009, copies of which are available upon request from our investor relations group or which may be obtained at the SEC’s website (www.sec.gov).  Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

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

During fiscal 2009 and the first nine months of fiscal 2010, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  During fiscal 2009, we introduced MegaRed, an omega-3 krill oil product originally launched into Costco during the latter part of fiscal 2008, into many of our retail accounts and, during the second half of fiscal 2009, we launched a national marketing campaign to support MegaRed growth.  During the fiscal 2010 first quarter, we encountered temporary disruption in our ability to fulfill customer orders due to raw material supply issues.  As a result, we elected to delay certain fiscal 2010 first quarter planned advertising support to subsequent fiscal 2010 quarters.  We resolved the temporary raw material supply issues, and, during the fiscal 2010 second and third quarters, we continued to expand distribution of MegaRed into new accounts and resumed our comprehensive national marketing initiative to support both the new and existing distribution of this product. Furthermore, we are continuing efforts to increase distribution of our joint care products and krill oil products in international markets.  Subject to competitive joint care product category pricing pressures, including private label, the success of new product sales, including MegaRed, the effectiveness of our branded marketing initiatives and the ability to increase our distribution in international markets, among other factors, we believe fiscal 2010 net sales, as compared to fiscal 2009 net sales, will reflect a mid single-digit percentage increase.

Operating results for the first nine months of fiscal 2010, as compared to the first nine months of fiscal 2009, were positively impacted by a higher mix of branded sales, lower raw material costs and price increases implemented in the fourth quarter of fiscal 2009 for certain branded and private label products. During the second half of fiscal 2009, we discontinued certain private label products resulting in a decrease in private label sales for the first nine months of fiscal 2010, as compared to the same prior year period.  This decrease in lower-margin private label sales, together with branded sales volume growth, the sales price increases and lower raw material costs, resulted in an overall higher gross margin for the first nine months of fiscal 2010, as compared to the first nine months of fiscal 2009.  We believe this positive comparable gross margin trend will continue for the fiscal 2010 fourth quarter, as compared to the fiscal 2009 fourth quarter.

Operating results for the first nine months of fiscal 2010 were also impacted by the adoption of a long-term management incentive plan on December 12, 2008.  See Note 1 of Notes to Condensed Consolidated Financial Statements for further description of the long-term management incentive plan and its impact on operating results for the first nine months of fiscal 2010.  Subject to the periodic assessment of the probability of achieving pre-established financial performance targets, fiscal 2010 operating results, as compared to fiscal 2009, may continue to be negatively impacted due to recognition of compensation expense related to the management incentive plan.

In regards to our private label business, a very active and price competitive bidding process for the manufacture of private label dietary supplements distributed in mass market retail accounts is currently taking place.  While it is premature to quantify the potential long-term impact to our private label business, we will lose a significant portion of our private label business beginning in May 2010 as a result of the bidding process.  While fiscal 2010 financial results may not be significantly impacted, we believe the bidding process could negatively impact, potentially significantly, our overall net sales and profit margins for fiscal 2011.

Recent Events

In March 2010, our Board of Directors approved a $0.50 per share special cash dividend, which will be paid on April 14, 2010 to shareholders of record of Class A and Class B common stock at the close of business on March 31, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at March 31, 2010, the record date, we had outstanding 29.8 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is approximately $14.9 million, presuming 100% vesting of shares underlying equity awards; $7.4 million for holders of Class A common stock, including $1.0 million for Class A common stock underlying equity awards, and $7.5 million for the holder of Class B common stock.

The special dividend will be funded from cash and cash equivalents.  Approximately $14.4 million of the distribution will occur on April 14, 2010.  With respect to outstanding stock options, restricted stock and certain restricted stock units that were unvested as of March 31, 2010, or for which the issuance of shares underlying vested restricted stock units has been deferred, the $0.50 per share dividend will not be distributed until after such equity awards vest or the deferred shares are issued.

Results of Operations (unaudited)
Three Months Ended February 28, 2010 Compared to Three Months
Ended February 28, 2009

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended February 28, (dollars in thousands):

	2010		2009

Net sales	$53,318	100.0%	$49,872	100.0%
Cost of goods sold	31,137	58.4	32,563	65.3

Gross profit	22,181	41.6	17,309	34.7
Operating expenses:
Selling and marketing	8,436	15.8	8,227	16.5
General and administrative	4,215	7.9	2,828	5.7
Research and development	1,046	2.0	1,043	2.1

Total operating expenses	13,697	25.7	12,098	24.3

Income from operations	8,484	15.9	5,211	10.4
Other income (expense), net	(72)	(0.1)	117	0.2
Income tax expense	(2,679)	(5.0)	(1,712)	(3.4)

Net income	$5,733	10.8%	$3,616	7.2%

Net Sales.  Net sales increased 6.9% to $53.3 million for the fiscal 2010 third quarter, from $49.9 million for the fiscal 2009 third quarter, primarily due to an increase in branded net sales, partially offset by a decrease in private label sales.

Aggregate branded net sales increased 12.0% to $38.8 million for the fiscal 2010 third quarter, from $34.7 million for the fiscal 2009 third quarter, primarily due to an increase in sales volume of approximately $6.5 million, or 13.4%, together with approximately $0.3 million in aggregate sales price increases, partially offset by a $2.7 million increase in sales return allowances and sales promotional incentives classified as sales price reductions.  Classification of promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was primarily attributable to an increase in MegaRed sales due to incremental sales resulting from new distribution into various accounts in the latter part of fiscal 2009 and the first nine months of fiscal 2010, as well as continued sales growth supported by increases in advertising and other promotional incentives.  Our overall joint care category net sales reflected a fiscal 2010 third quarter over fiscal 2009 third quarter decrease due to increases in sales return allowances and sales promotional incentives while sales volumes remained relatively constant.  An approximate 3.9% increase in Move Free sales volume was offset by a sales volume decrease in other joint care category products, partially due to promotional timing considerations.  Move Free net sales were $20.3 million and $19.5 million, respectively, for the fiscal 2010 and 2009 third quarters.

Private label sales decreased 4.7% to $14.5 million for the fiscal 2010 third quarter, from $15.2 million for the fiscal 2009 third quarter, primarily due to the discontinuation of certain unprofitable private label products in the second half of fiscal 2009.  With regard to our private label business, a very active and price competitive bidding process for the manufacture of private label dietary supplements distributed in mass market retail accounts is currently taking place.  While it is premature to quantify the potential long-term impact to our private label business, we will lose a significant portion of our private label business beginning in May 2010 as a result of the bidding process.  While fiscal 2010 private label sales may not be significantly impacted, fiscal 2011 sales will be negatively impacted, potentially significantly, if we are unable to replace lost business.

Gross Profit.  Gross profit increased 28.2% to $22.2 million for the fiscal 2010 third quarter, from $17.3 million for the fiscal 2009 third quarter.  Gross profit, as a percentage of net sales, increased to 41.6% for the fiscal 2010 third quarter, from 34.7% for the fiscal 2009 third quarter, primarily resulting from the higher mix of branded sales, lower raw material costs and sales price increases.   Subject to raw material pricing stability, competitive pressures and the overall branded to private label sales mix, among other factors, we believe fiscal 2010 gross profit percentage will be 40.0% to 42.0%, compared to fiscal 2009 gross profit percentage of 35.2%.  However, as a potential result of the private label competitive bidding process previously discussed, gross profit could be negatively impacted, potentially significantly, during fiscal 2011.

Operating Expenses.  Operating expenses increased 13.2% to $13.7 million for the fiscal 2010 third quarter, from $12.1 million for the fiscal 2009 third quarter, primarily resulting from a significant increase in general and administrative expenses.  Operating expenses, as a percentage of net sales, increased modestly to 25.7% for the fiscal 2010 third quarter, from 24.3% for the fiscal 2009 third quarter, due to the increase in net sales.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, remained relatively constant at $8.4 million and $8.2 million, respectively, for the fiscal 2010 and 2009 third quarters.  A decrease in advertising expense in our joint care product category was substantially offset by increases in advertising and other promotional expenses for our krill oil product as well as a $0.4 million increase in recognized long-term and annual management incentive plan costs.

General and administrative expenses increased to $4.2 million for the fiscal 2010 third quarter, from $2.8 million for the fiscal 2009 third quarter, primarily resulting from increases in recognized long-term and annual management incentive plan costs.

Research and development costs remained constant at $1.1 million for both the fiscal 2010 and 2009 third quarters.

Other Income/Expense.  Other income (expense), net, was $0.1 million expense for the fiscal 2010 third quarter, compared to $0.1 million income for the fiscal 2009 third quarter.  The decrease was primarily due to an overall lower yield on investments, together with an increase in amortized financing fees.

Income Tax Expense.  Income tax expense was $2.7 million for the fiscal 2010 third quarter, compared to $1.7 million for the fiscal 2009 third quarter.  The increase primarily resulted from an increase in pre-tax income.  The fiscal 2010 third quarter tax rate was 31.9%, compared to the fiscal 2009 third quarter tax rate of 32.1%.  The tax rates for both periods were impacted by favorable income tax credits.

Results of Operations (unaudited)
Nine Months Ended February 28, 2010 Compared to Nine Months
Ended February 28, 2009

The following tables show comparative results for selected items as reported and as a percentage of net sales for the nine months ended February 28, (dollars in thousands):

	2010		2009

Net sales	$155,637	100.0%	$144,955	100.0%
Cost of goods sold	90,059	57.9	92,165	63.6

Gross profit	65,578	42.1	52,790	36.4
Operating expenses:
Selling and marketing	23,896	15.3	24,772	17.1
General and administrative	13,324	8.6	10,176	7.0
Research and development	3,378	2.2	3,150	2.2

Total operating expenses	40,598	26.1	38,098	26.3

Income from operations	24,980	16.0	14,692	10.1
Other income (expense), net	(117)	—	656	0.4
Income tax expense	(8,856)	(5.7)	(5,571)	(3.8)

Net income	$16,007	10.3%	$9,777	6.7%

Net Sales.  Net sales increased 7.4% to $155.6 million for the nine months ended February 28, 2010, from $145.0 million for the nine months ended February 28, 2009, primarily due to an increase in branded net sales, partially offset by a decrease in private label sales.

Aggregate branded net sales increased 12.6% to $114.0 million for the nine months ended February 28, 2010, from $101.3 million for the nine months ended February 28, 2009, primarily due to an increase in sales volume of approximately $13.9 million, or 9.8%, together with an approximate $1.6 million in aggregate sales price increases and a $1.0 million decrease in sales return allowances, partially offset by a $3.8 million increase in sales promotional incentives classified as sales price reductions. Classification of promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was primarily attributable to an increase in MegaRed sales, together with a modest increase in joint care category sales.  The increase in MegaRed sales was primarily due to incremental sales resulting from new distribution into various accounts in the latter part of fiscal 2009 and the first nine months of fiscal 2010, as well as continued sales growth in existing accounts supported by increases in advertising and other promotional incentives.  Move Free net sales were $57.9 million and $56.2 million, respectively, for the nine months ended February 28, 2010 and 2009.

Private label sales decreased 4.8% to $41.6 million for the nine months ended February 28, 2010, from $43.7 million for the nine months ended February 28, 2009, primarily due to an approximate $8.7 million decrease in sales volume resulting from the discontinuation of certain unprofitable private label products in the second half of fiscal 2009, partially offset by an approximate $4.2 million sales volume increase and an approximate $2.0 million price increase for the ongoing private label business.  With regard to our private label business, a very active and price competitive bidding process for the manufacture of private label dietary supplements distributed in mass market retail accounts is currently taking place.  While it is premature to quantify the potential long-term impact to our private label business, we will lose a significant portion of our private label business beginning in May 2010 as a result of the bidding process.  While fiscal 2010 private label sales may not be significantly impacted, fiscal 2011 sales will be negatively impacted, potentially significantly, if we are unable to replace lost business.

Gross Profit.  Gross profit increased 24.2% to $65.6 million for the nine months ended February 28, 2010, from $52.8 million for the nine months ended February 28, 2009.  Gross profit, as a percentage of net sales, increased to 42.1% for the nine months ended February 28, 2010, from 36.4% for the nine months ended February 28, 2009, primarily resulting from the higher mix of branded sales, sales price increases and lower raw material costs.  Subject to raw material pricing stability, competitive pressures and the overall branded to private label sales mix, among other factors, we believe fiscal 2010 gross profit percentage will be 40.0% to 42.0%, compared to fiscal 2009 gross profit percentage of 35.2%.  However, as a potential result of the private label competitive bidding process previously discussed, gross profit could be negatively impacted, potentially significantly, during fiscal 2011.

Operating Expenses.  Operating expenses increased 6.6% to $40.6 million for the nine months ended February 28, 2010, from $38.1 million for the nine months ended February 28, 2009, primarily resulting from an increase in general and administrative expenses, partially offset by a decrease in selling and marketing expenses. In spite of the overall increase, operating expenses, as a percentage of net sales, remained relatively constant at 26.1% and 26.3%, respectively, for the nine months ended February 28, 2010 and 2009 primarily due to the increase in net sales.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to $23.9 million for the nine months ended February 28, 2010, from $24.8 million for the nine months ended February 28, 2009, primarily due to a decrease in certain promotional expenses as well as a reduction in freight costs.  In addition, a $0.9 million decrease in other personnel related costs, including severance, was more than offset by increase in recognized long-term and annual management incentive plan costs totaling $1.2 million.

General and administrative expenses increased to $13.3 million for the nine months ended February 28, 2010, from $10.2 million for the nine months ended February 28, 2009, primarily resulting from increases in recognized long-term and annual management incentive plan costs totaling $3.9 million, partially offset by a decrease in consulting fees.

Research and development costs increased to $3.4 million for the nine months ended February 28, 2010, from $3.2 million for the nine months ended February 28, 2009, primarily resulting from an increase in product clinical research costs.

Other Income/Expense.  Other income (expense), net, was $0.1 million expense for the nine months ended February 28, 2010, compared to $0.7 million income for the nine months ended February 28, 2009.  The decrease was primarily due to an overall lower yield on investments, together with an increase in amortized financing fees.

Income Tax Expense.  Income tax expense was $8.9 million for the nine months ended February 28, 2010, compared to $5.6 million for the nine months ended February 28, 2009.  The increase resulted from an increase in pre-tax income, partially offset by a modest decrease in our effective tax rate primarily due to an estimated increase in certain tax credits.  The tax rate was approximately 35.6% and 36.3%, respectively, for the nine months ended February 28, 2010 and 2009.

Liquidity and Capital Resources

Working capital increased $2.2 million to $94.4 million at February 28, 2010, from $92.2 million at May 31, 2009, reflecting a $1.9 million increase in cash and cash equivalents and available-for-sale securities, a $4.0 million increase in net receivables, a $2.3 million increase in inventories and a $6.9 million increase in current liabilities.  The increase in cash and cash equivalents and available-for-sale securities reflects $20.1 million in cash flows provided by operating activities, substantially offset by the special dividend payment of $14.4 million and capital expenditures of $1.8 million.  The increase in net receivables reflects a $5.6 million increase in trade accounts receivable primarily due to an increase in net sales for the fiscal 2010 third quarter, as compared to the fiscal 2009 fourth quarter, partially offset by a $1.6 million reduction in refundable income taxes.  The increase in inventories, as well as the corresponding increase in accounts payable, primarily reflect promotional timing considerations, which were reasonably consistent with increases in inventories and accounts payable as compared to the prior period.  The $4.6 million increase in accrued expenses reflects a $2.8 million increase in recognized annual management incentive plan costs and a $2.3 million increase in recognized promotional expenses.

At February 28, 2010, we held $15.4 million in available-for-sale securities, consisting of $6.4 million in certificates of deposit and commercial paper and $9.0 million in debt securities; including $0.4 million in illiquid ARS which are fully insured, state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer, we believe we will be able to successfully liquidate these investments.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

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

On August 18, 2009, we entered into, through SNG, a new $80.0 million revolving credit facility (“New Credit Facility”) with U.S. Bank National Association, as Agent.  The New Credit Facility, which replaces our previous $25.0 million credit facility which expired on June 30, 2009, contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the New Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the New Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The New Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred $0.5 million in financing fees related to the New Credit Facility, which are being amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At February 28, 2010, there were no amounts outstanding and $80.0 million, subject to limitations based on certain financial covenant requirements, was available for borrowing under the New Credit Facility.

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

A summary of our outstanding contractual obligations at February 28, 2010 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$7,184	$2,365	$4,626	$193	$—
Purchase obligations(2)	19,620	19,620	—	—	—

Total obligations	$26,804	$21,985	$4,626	$193	$—

(1)	Unrecognized income tax benefits totaling $264 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our interim financial statements:

●
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the nine months ended February 28, 2010 and 2009, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of approximately $0.6 million and $0.2 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

●
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts. For the nine months ended February 28, 2010 and 2009, changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of approximately $0.6 million and $0.8 million, respectively.  At both February 28, 2010 and May 31, 2009, our allowances for doubtful accounts, sales returns and discounts amounted to $2.3 million.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

●
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  For the nine months ended February 28, 2010 and 2009, changes in the recognition of these tax benefits did not significantly impact net income.  At February 28, 2010 and May 31, 2009, unrecognized tax benefits totaled $0.3 million and $0.2 million, respectively.

●
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At February 28, 2010 and 2009, and May 31, 2009 and 2008, deferred tax asset valuation allowances were zero; thus, for the nine months ended February 28, 2010 and 2009, changes in these valuation allowances did not impact net income.

●
We recognize compensation expense for certain liability classified performance awards based on the appropriate change in fair value for the reporting period based on the requisite service completed.  The fair value is estimated based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the nine months ended February 28, 2010, we recognized compensation expense related to existing awards of $1.9 million.  For the nine months ended February 28, 2009, we did not recognize any compensation expense related to existing awards.  At February 28, 2010, total unrecognized compensation expense, based on the estimated fair value as determined by our assessment of the probability that the performance criteria will be achieved, was $1.9 million.  This amount, which is subject to change based on the estimated fair value determined at each future reporting period, is expected to be recognized over the remaining service period.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our New Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at February 28, 2010.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective.

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

Other than the risk noted below, there have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2009.

Increased private label bidding activity could negatively impact sales and profit margins, potentially significantly

We manufacture and distribute private label (store brand) products for certain retail customers where we sell branded products.  There has recently been a significant increase in bidding activity for the manufacture of private label dietary supplements distributed in mass market retail accounts.  The increasingly competitive bidding activity began in January 2010 and is expected to continue throughout the year.  As a result of a recent bidding process, beginning in May 2010 we will no longer manufacture a product that represented a significant portion of our private label business.  We expect to continue to participate in the bidding processes for products we believe will contribute to the success of our business.  We cannot predict at this time how many new products we will win, how many existing products we will lose or the net effect on sales and profit margins.  We believe that the bidding processes could negatively impact sales and profit margins, potentially significantly, though we cannot at this time quantify the magnitude of this impact.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

Not applicable.

ITEM 5.	EXHIBITS

31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

1.	Filed herewith.
2.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: April 7, 2010	By:	/s/Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: April 7, 2010	By:	/s/Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer