Form 10-Q/A
period 2009-08-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2010-06-18
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ❑  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 to correct an inadvertent error in the content of Exhibits 31.1 and 31.2 to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2009 as filed on October 8, 2010.  No other part of the originally filed Form 10-Q is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the Form 10-Q on October 8, 2010.

ITEM 6.  EXHIBITS

31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (previously furnished).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report 10-Q/A Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: June 18, 2010	By:	/s/Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: June 18, 2010	By:	/s/Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer