Form 10-Q/A
period 2010-02-28
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2010-06-18
CIK 1022368

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 to correct an inadvertent error in the content of Exhibits 31.1 and 31.2 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 as filed on April 7, 2010.  No other part of the originally filed Form 10-Q is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the Form 10-Q on April 7, 2010.

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