Form 10-K
period 2010-05-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2010-08-17
CIK 1022368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ❑ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $66,444,268 as of November 30, 2009, the last day of the registrant’s second fiscal quarter, based upon the closing price on the New York Stock Exchange of $5.50 for shares of the registrant’s Class A common stock on November 30, 2009.

As of August 13, 2010 the registrant had outstanding 12,883,559 shares of Class A common stock and 14,973,148 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended May 31, 2010, are incorporated by reference into Part III hereof.

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

You should carefully consider the risks described in this Annual Report on Form 10-K, including those set forth in “Item1A-Risk Factors” below.  Any of these risks could have a material adverse effect on our results of operations and financial condition.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000.  We were incorporated in Delaware in 1996.  Our corporate internet web site address is www.schiffnutrition.com.  We have included our internet web sites here and elsewhere only as an inactive textual reference.  The information contained on the internet web sites is not incorporated by reference into this Annual Report on Form 10-K.  We file our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto with the SEC.  Electronic copies of our periodic reports and current reports, and any amendments to those reports, are available free of charge by accessing our corporate internet web site at www.schiffnutrition.com, which provides a link to www.sec.gov, the web site maintained by the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.

Industry Overview

According to the “Nutrition Business Journal,” the market for vitamins, minerals and supplements in the United States was estimated to be approximately $26.9 billion in 2009.  We believe that the market has reached its present size due to a number of factors, including:

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

In recent years, nutritional supplement companies, analysts, publications and other industry sources have referenced a slower growth rate, particularly in terms of sales dollar growth, in the nutritional supplement industry.  We believe that the slower growth rate is due in part to, among other factors, increased competition, including increasing competition from pharmaceutical and food companies, increased market and pricing competition, including from private label products, the general economic slowdown in the U.S., negative publicity regarding certain nutritional supplement ingredients and companies, and the general maturing of the industry.

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

Our Schiff brand specialty supplements are designed to provide consumers with targeted support for their wellness efforts.  Our specialty supplements include joint care products marketed under the Schiff brand, including our Move Free and Glucosamine products.  Our Move Free product is one of the leading joint care products in the mass market channel.  Move Free net sales were $71.2 million, $71.3 million and $82.6 million, respectively, for fiscal 2010, 2009 and 2008 and represented 35%, 37% and 47%, respectively, of total net sales for fiscal 2010, 2009 and 2008.  In addition, a significant portion of our private label business is comprised of joint care products.  Our concentration in the Move Free brand and the joint care category is significant.  We cannot assure you that Move Free or other of our products currently experiencing strong popularity will maintain sales levels over time.  A significant decrease in Move Free or joint care category sales would have a material adverse effect on our results of operations and financial condition.  Other specialty supplement products include:

•	omega-3 products, such as MegaRed and Fish Oil;

•	specialty products for men and women, such as Prostate Health and Folic Acid; and

•	other specialty products, such as Melatonin Plus, Niacin and Lutein.

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

We also manufacture and distribute private label products for certain retail customers where we sell our branded products.  Private label products are sold to key retailers for distribution under their store brand names.  Private label products include specialty supplements, vitamins and minerals, such as joint care products, Vitamin B and Calcium Citrate.  Private label business is highly competitive and price-sensitive, often subject to competitive bidding processes at the retailer’s discretion, which could impact, potentially significantly, our overall net sales and profit margins.  We service the health food market primarily through sales to leading health food retailers and distributors.

Our largest customers are Costco and Wal-Mart and our concentration in these two customers is significant.  Combined, these two customers accounted for 72%, 76% and 74%, respectively, of total net sales for fiscal 2010, 2009 and 2008.  We cannot assure you that either Costco or Wal-Mart will continue to be significant customers in the future.  The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, would have a material adverse effect on our results of operations and financial condition.

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

We believe our business, which consists of the aggregation of the foregoing product-based operating segments, represents our only reportable segment.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the notes to our consolidated financial statements in this Annual Report, for more information concerning reportable segments and the geographic areas and channels in which we conduct our business.

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

We market our products using a mix of trade and consumer promotions; television, internet, newspaper and print media advertising; and consumer education efforts.  Our advertising and marketing expenditures, excluding sales incentives reflected as reductions in net sales or increases in cost of goods sold, were $20.2 million, $20.4 million and $18.0 million, respectively, for fiscal 2010, 2009 and 2008.  Classification of promotional costs as a sales reduction or increase in cost of goods sold is required when the promotion effectively represents a price reduction or free goods.

During fiscal 2010, we maintained our focus on competitively supporting our core brands, particularly relating to our Schiff Move Free brand and other joint care products.  Additionally, we allocated significant trade, consumer and advertising spending to support expanded distribution of MegaRed.  We continued to employ television, internet, magazine and other media in fiscal 2010, along with several targeted public relations and sampling campaigns.

Another key component of our marketing strategy is to educate consumers and key influencer groups about our innovative and beneficial nutritional supplement products.  We provide educational programs at conferences and trade, consumer and healthcare professional shows.  Our web sites, including www.schiffvitamins.com, www.movefreeadvanced.com, www.schiffmegared.com and www.tigersmilk.com also provide additional educational information to consumers, customers and healthcare professionals.

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

We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits.  To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy and safety studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns.  For research and development initiatives, we conduct research and development in our own facility and with third parties.  Product research and development expenses were $4.7 million, $4.3 million and $4.3 million, respectively, for fiscal 2010, 2009 and 2008.

Manufacturing and Product Quality

We manufacture the majority of our products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which also includes our main distribution center, our primary administrative offices and our nutrition bar manufacturing operations.  Our Salt Lake City capsule and tablet facility is designed and operated to meet the current Good Manufacturing Practices (“GMPs”) as promulgated by the US FDA in 21 CFR Part III.  In September 2009, we underwent our first Food and Drug Administration (“FDA”) inspection under the new Dietary Supplement GMP regulations.  At its conclusion, the investigator did not issue a Form FDA 483, Notice of Adverse Findings.

We participate in the United States Pharmacopeia (“USP”) Dietary Supplement Verification Program, pursuant to which our manufacturing facility has been certified as being compliant with GMPs promulgated by USP.  We are also registered with NSF International (“NSF”) as being certified compliant with NSF GMPs as set forth in NSF/ANSI Standard 173-2003, Dietary Supplements, Section 8.  We also underwent a GMP inspection for Complementary Medicines by the Australian Therapeutic Goods Administration (“TGA”) in connection with our introduction of Move Free into Australia.  We received GMP certification from the TGA in May of 2010.

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

We maintain and operate a Manufacturing Resource Planning (“MRP”) system that is integrated with distribution, warehousing and quality control, which provides real-time lot and quality tracking of raw materials, work in progress and finished goods.  We manufactured approximately 85% of products we sold in fiscal 2010, based on net sales.  By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability, while also reducing production costs.  We also have a working relationship with numerous outside manufacturers, including softgel and tablet manufacturers and packagers, and utilize these outside sources from time to time.  Manufacturing backlogs, to the extent they may occasionally exist, do not have a material impact on delivery time to the customer.

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

We have long-term supply and license agreements with our third-party suppliers for a key ingredient used in our Move Free product and for the key ingredient used in our MegaRed product.  While we have contracts in place providing for the continuing supply of these ingredients, we cannot assure you that the suppliers will continue to supply these ingredients in the quantities or on the terms we require, or at all.  See “Item 1 – Business – Intellectual Property.”   The failure of one or both of these suppliers to deliver will impact our net sales and profit margins and may damage our reputation with our customers, which could have a material adverse effect on our results of operations and financial condition. We cannot guarantee that we will be able to secure alternate suppliers to provide these ingredients on terms acceptable to us, or at all.

Competition

The market for the sale of nutritional supplements is highly fragmented and competitive.  We believe that competition is based principally upon price, quality and efficacy of products, customer service, brand name and marketing and trade support, and successful new product introductions.

Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories.  In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market.  These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Other companies are able to compete more effectively due to a greater extent of vertical integration.  Private label products of our customers, which in recent years have significantly increased in certain nutrition categories (including the joint care and omega-3 categories), compete directly with our products.  In several product categories, private label items are the market share leaders.  Increased competition from such companies, including private label pressures, particularly relating to the joint care and omega-3 categories, could have a material adverse effect on our results of operations and financial condition.

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

In addition, DSHEA provides that certain “third-party literature,” such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to the same regulation as labeling.  Such literature must not be false or misleading; the literature may not “promote” a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented.  We cannot assure you that all third-party literature that we would like to disseminate in connection with our products will satisfy each of these requirements, and failure to satisfy all requirements could prevent use of the literature or subject us to adverse actions by regulatory agencies or other third parties.

In June 2007, the FDA published final GMPs specifically for the dietary supplement industry.  The effective compliance date for companies like ours with fewer than 500 employees was June 22, 2009.  These GMPs are more detailed than the GMPs previously applicable to us and result in increased expenses, changes to our processes or products and/or implementation of additional recordkeeping and administrative procedures.  Among other things, these GMPs: (i) require identity testing on all incoming dietary ingredients, (ii) call for a “scientifically valid system” for ensuring finished products meet all specifications, (iii) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures, and (iv) require extensive recordkeeping.  We do not currently expect the incremental cost of ongoing compliance efforts to be material.

In September of 2009 we underwent our first FDA inspection under the new Dietary Supplement GMP regulations.  At conclusion, the investigator did not issue a Form FDA 483, Notice of Adverse Findings.  While we believe we are currently in compliance with the GMPs, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

In December 2006, Congress passed legislation requiring companies that manufacture or distribute over-the-counter (“OTC”) products or dietary supplements to report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping procedures for all alleged adverse events (serious and non-serious).  The legislation requires manufacturers and distributors of OTC products or dietary supplements to report to the FDA any serious adverse event reports received, even if the party making the report provides no medical or other information to the manufacturer or distributor.  There is a risk that consumers, the press or government regulators could misinterpret adverse event reports as evidence of causation by the ingredient or product complained of, which could lead to consumer confusion, damage to our reputation, additional regulations, banned or recalled ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.  Any of the foregoing could have a material adverse effect on our results of operations and financial condition.

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

The National Advertising Division (“NAD”) of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims.  The NAD also has its own advertising monitoring program, and initiates its own challenges to advertising that it has reviewed.  The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating FTC rules, regulations or guidance to the FTC for further action.  In February 2009, we revised our MegaRed packaging, advertising, promotional materials and website to comply with the NAD’s recommendations arising from a competitive challenge.  We cannot assure you that in the future the NAD will not deem one or more of our advertising claims to be impermissible.

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring reformulation of products, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, and imposing civil penalties or commencing criminal prosecution.  In addition, certain state agencies have similar authority.  These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplement industry. In addition, the FDA has been able to generate a significant amount of media coverage when concerned about an ingredient or product.  When the media covers such a story, the reputation of a company, product or ingredient may be seriously damaged, even if the information provided is incomplete or incorrect.

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

We may be subject to additional laws or regulations by the FDA or other federal, state, county, local or foreign regulatory authorities, the repeal of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future.  There has recently been several new laws proposed at the federal level that would be unfavorable to the dietary supplement industry and our company, if enacted as proposed.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations, legal proceedings or administrative orders, when and if promulgated or initiated, would have on our business in the future.  Such changes could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping requirements, expanded documentation of the properties of certain products, new or different labeling, additional scientific substantiation, additional personnel, or new or additional processes, procedures or requirements.  Any or all of such changes or requirements and the related costs to comply with such changes or requirements could have a material adverse affect on our results of operations and financial condition.

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

Our Move Free product contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long-term supply and license agreement.  The term of the agreement extends through May 29, 2014, with automatic one-year extensions unless terminated by us or by the supplier upon our breach of the agreement and failure to cure the breach within a prescribed time period.  Our supplier has patents and patents pending relating to the key ingredient, and has granted us non-exclusive rights to market and sell the ingredient for joint care purposes in certain territories and classes of trade.  We cannot assure you that our supplier will prevail in preventing third parties from selling the key ingredient in their competing products at a lower cost.  This could have a material adverse effect on our results of operations and financial condition.

Our MegaRed product contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long-term sales agreement.  The term of the agreement extends through August 31, 2012, with automatic one-year extensions unless we or the supplier gives six months notice of non-renewal.  The agreement may be terminated upon a party’s breach of the agreement and failure to cure the breach within a prescribed time period.  Our supplier has patents and patents pending relating to the key ingredient, and has granted us non-exclusive rights to market and sell the ingredient in certain territories and classes of trade.  We cannot assure you that our supplier will prevail in preventing third parties from selling the key ingredient in their competing products at a lower cost.  This could have a material adverse effect on our results of operations and financial condition.

Employees

At May 31, 2010, we employed 464 persons, of whom 195 were in management, sales, purchasing, logistics and administration and 269 were in manufacturing operations.  In addition, we utilize temporary employees in some of our manufacturing operations.  We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

A significant portion of our total net sales are dependent upon our Move Free product and the joint care category, and a significant decrease in sales of these products would have a material adverse effect on our results of operations and financial condition.  Certain products and product lines (particularly in the joint care category) account for a significant amount of our total net sales.  Net sales of our Schiff Move Free brand were 35%, 37% and 47%, respectively, of total net sales for fiscal 2010, 2009 and 2008.  In addition, a significant portion of our private label business is comprised of joint care products.  We cannot assure you that Move Free or other of our products currently experiencing strong popularity will maintain sales or margin levels over time.  A significant decrease in Move Free or joint care category sales would have a material adverse effect on our results of operations and financial condition.

Two of our customers account for a substantial portion of our net sales, and the loss of one or both of these customers would have a material adverse effect on our results of operations and financial condition.  Our largest customers are Costco and Wal-Mart.  Combined, these two customers accounted for 72%, 76% and 74%, respectively, of total net sales for fiscal 2010, 2009 and 2008.  Our concentration in these customers has generally increased in recent years.  We do not have supply contracts for most of our sales to Costco and Wal-Mart and therefore cannot assure you that either Costco or Wal-Mart will continue to be significant customers in the future.  The loss of either Costco or Wal-Mart as a customer, or a significant reduction in purchase volume by Costco or Wal-Mart, would have a material adverse effect on our results of operations and financial condition.

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

We operate in a highly competitive industry, in which increased competition and pricing pressures could have a material adverse effect on our results of operations and financial condition.  The market for the sale of nutritional supplements is highly competitive.  Many of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Other competitors are vertically integrated to a greater extent.  Additional national or international companies may enter or increase their presence (through acquisition or organic growth) in our industry.  Private label products of our customers, the number of which in recent years has significantly increased in certain nutrition categories (including joint care), also create significant pricing pressure and competition with our products.  Because nutritional supplements can be purchased in various channels of distribution, we also compete with products sold outside of the mass market retail channel, including health food stores, direct sales, direct mail and internet distribution channels.  Increased competition from competitors, including expansion of private label products, or increased pricing pressure, could have a material adverse effect on our results of operations and financial condition.

Among other factors, competition among manufacturers, distributors and retailers of nutritional supplements is based upon price.  Because of the high degree of price competition, we generally have not been able to pass on increases in raw material prices to our customers.  If one or more of our competitors significantly reduce their prices in order to gain market share (particularly relating to the joint care and omega-3 categories), or if raw material prices increase and we are unable to pass along the increased cost to our customers (particularly relating to the joint care and omega-3 categories), our results of operations and financial condition could be materially adversely affected.

Increased private label bidding activity could negatively impact sales and profit margins, potentially significantly. We manufacture and distribute private label (store brand) products for certain retail customers where we sell branded products.  There has recently been a significant increase in bidding activity for the manufacture of private label dietary supplements distributed in mass market retail accounts.  The increasingly competitive bidding activity began in January 2010 and is expected to continue.  As a result of the bidding process, we no longer manufacture a product that represented a significant portion of our private label business.  We expect to continue to participate in the bidding processes for products we believe will contribute to the success of our business.  We cannot predict at this time how many new products we will win, how many existing products we will lose or the net effect on sales and profit margins.  We believe that the bidding processes could negatively impact sales and profit margins, potentially significantly, though we cannot at this time quantify the magnitude of this impact.

Increases in prices of raw materials could have a material adverse effect on our results of operations and financial condition.  Raw materials account for a significant portion of our manufacturing costs.  We have encountered material fluctuations in the pricing of key raw materials in the past, particularly relating to joint care category products.  In recent years, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category.  Beginning in late fiscal 2008 and continuing into fiscal 2009, the prices of raw materials (particularly those sourced from China, including many joint care category ingredients) increased and significantly impacted our profit margins.  Historically, we generally have not been able to pass along raw material price increases.  Significant increases in raw material prices, particularly relating to the joint care and omega-3 categories, could have a material adverse effect on our results of operations and financial condition.

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

We typically do not enter into long-term contracts with our suppliers.  However, we have long-term supply and license agreements with third-party suppliers for key ingredients used in our Move Free and MegaRed products.  While the contracts provide for the continuing supply of these ingredients, we cannot assure you that the suppliers will continue to supply these ingredients in the quantities or on the terms we require, or at all.  See “Item 1 – Business – Intellectual Property.”

In addition, from time to time, we enter into forward purchase commitments regarding certain raw materials, primarily relating to the joint care category.  We cannot assure you that the suppliers will supply the raw materials in accordance with the terms of the forward purchase commitments, or at all.  For certain ingredients, we do not have alternate suppliers.  Any significant failure to supply or changes in the material terms of supply by the Move Free and MegaRed key ingredient suppliers or our other raw materials suppliers, could have a material adverse effect on our results of operations and financial condition.

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

We acquire a significant amount of key ingredients for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.  We acquire a significant amount of key ingredients for a number of our products (particularly joint care products) from suppliers outside of the United States, particularly China.  Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations.  While we have a supplier certification program and periodically audit and inspect our suppliers’ facilities both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations.  There has in the past been quality and safety issues with certain items imported from China, where we source a large amount of our raw materials.  We may incur additional expenses and experience shipment delays due to preventative measures adopted by the Chinese and U.S. governments, our suppliers and our company.

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

Our inability or failure to protect our intellectual property and proprietary techniques or our infringement of others’ intellectual property could have a material adverse effect on our results of operations and financial condition.  Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in capsule or tablet form, it has become more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes.  Although we make efforts not to infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us or our intellectual property licensors.  Such claims of intellectual property infringement may require us to enter into costly royalty or license agreements, which we may be unable to obtain on terms acceptable to us or at all.  These claims could also be costly, could cause reputational injury and could divert the attention of management and key personnel.  To the extent that these developments prevent us from, or increase the cost of, offering or supplying competitive products or our licensed proprietary ingredient in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, this could have a material adverse effect on our results of operations and financial condition.

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

Our Move Free and MegaRed products contain key ingredients, the rights for which we license from third-party suppliers pursuant to long-term supply and license agreements.  Our suppliers have patents and patents pending relating to the key ingredients, and have granted us non-exclusive rights to market and sell the ingredients in certain territories and classes of trade.  However, we cannot assure you that our suppliers will prevail in preventing third parties from selling the key ingredients in their competing products at lower cost.  This could have a material adverse effect on our results of operations and financial condition.  See “Item 1 – Business – Manufacturing and Product Quality” and "– Intellectual Property.”

In addition, we own, or have filed for, over 50 trademarks registered with the United States Patent and Trademark Office for our Schiff and Tiger’s Milk brands and certain of our products (including Move Free) and slogans, and have rights to use names material to our business in certain countries outside of North America.  Our policy is to pursue registrations for certain trademarks associated with our key products (though we continue to rely on common law trademark rights to protect our unregistered marks) and to protect our trademarks against infringement.  However, there can be no assurance that infringing products could not be marketed without our knowledge or consent.  Further, to the extent we rely upon foreign or common law protections for our marks, we may not be provided with as extensive protection as is afforded by a United States federal registration.  If we are unable to effectively protect our trademark rights, it could have a material adverse effect on our results of operations and financial condition.  See “Item 1 – Business – Intellectual Property.”

Our international sales expose us to certain risks associated with international commerce which could adversely affect our business.  Our international sales efforts are comprised of selling products, particularly our joint care products, from the United States on an export basis to retail customers or distributors abroad.  Operating in international markets exposes us to certain risks, including, among others, difficulty in understanding and complying with foreign regulations, changes in or interpretations of foreign regulations that may further limit our ability to sell certain products or ingredients in certain countries, the potential imposition of trade or foreign exchange restrictions or increased tariffs, difficulties in enforcement of contractual obligations, difficulty in collecting international accounts receivable, potentially longer payment cycles, and political instability.  We are often required to reformulate our products before commencing distribution in a given country.  We must comply with various and changing local labeling, customs and other regulations.  Trademark rights are often difficult to obtain and enforce in countries outside the United States.  There is also no assurance that we will be able to obtain and retain the necessary permits and approvals required for our international efforts.  The importance of these and other risks relating to exporting goods to foreign countries increases as our export business grows and expands.  We are attempting to increase our distribution of joint care and other products in international markets.  Our inability to successfully launch and maintain sales (especially in the joint care and omega-3 categories) outside of the United States while maintaining the integrity of the products sold and complying with local regulations could have an adverse effect on our results of operations and financial condition.

Our failure to appropriately respond to changing consumer preferences and demand for new products or our failure to develop and/or sustain new product launches could have a material adverse effect on our results of operations and financial condition.  We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products and product enhancements.  The development and commercialization process, particularly relating to innovative products, is both time-consuming and costly and involves a high degree of business risk.  Although we seek to introduce additional products each year, the success of new products or product enhancements is subject to a number of variables, including developing products that will appeal to customers, accurately anticipate consumer needs, be successfully commercialized in a timely manner, be priced competitively, be differentiated from those of our competitors, and comply with applicable regulations.  The inability to successfully implement or maintain marketing and spending programs, a consistent supply of raw material, competitive claims or strategic initiatives in support of our branded products or product enhancements could have a material adverse effect on our results of operations and financial condition.  We cannot assure you that our efforts to develop and introduce new products or existing product innovations will be successful, that customers will accept new products, or, if accepted, that customers will continue to sell the new products.  The failure to successfully launch, gain distribution or maintain distribution for new product offerings or product enhancements could have a material adverse effect on our results of operations and financial condition.

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

In June 2007, the FDA published extensive GMPs for dietary supplements.  See “Item 1 - Business - Government Regulation.”  The effective compliance date for companies like ours with fewer than 500 employees was June 22, 2009.  While we do not currently expect the incremental cost of compliance efforts to be material, we cannot assure you that, in complying with the new GMPs requirements, we will not incur substantial costs that may have a material adverse effect on our results of operations and financial condition, or that our operations or those of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  We must also comply with product labeling and packaging regulations that vary from country to country.  Furthermore, the regulations of these countries may conflict with those in the United States and with each other.  The cost of complying with these various and potentially conflicting regulations can be substantial and could have a material adverse effect on our results of operations and financial condition.

We may also be subject to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations.  Additional or more stringent legislation and regulations regarding the nutritional supplement industry have recently been considered.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  Any or all of these requirements and the related costs to comply with such requirements could have a material adverse effect on our results of operations and financial condition.

If we experience product recalls or a significant amount of product returns, we may incur significant and unexpected costs, and our business reputation could be materially adversely affected.  Manufacturers and distributors of products in our industry are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as ingredient contamination, unintended harmful side effects or interactions with other ingredients, packaging safety and inadequate or inaccurate labeling disclosure.  If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall.  We may lose a significant amount of sales and we may not be able to replace those sales at an acceptable margin or at all.  In addition, a product recall may require significant management attention.  We acquire all of our raw materials for the manufacture of our products from third parties.  In addition, certain products we sell are produced by third-party manufacturers.  Although we have procedures in place for qualifying suppliers and contract manufactures, and for testing raw materials and finished products, we cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, FDA action or lawsuits.  Additionally, if one of our significant brands were subject to recall, the image of that brand and our company could be harmed.  A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition.  Additionally, product recalls may lead to increased scrutiny of our operations by federal, state or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We are dependent on a single manufacturing facility, and any material disruptions could adversely affect our business.  We manufacture most of the products we sell at our manufacturing facility in Salt Lake City, Utah.  Accordingly, we are highly dependent on the uninterrupted and efficient operation of our manufacturing facility.  Power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, workforce disruptions, natural or other disasters, or the failure to comply with laws or regulations or the requirements or directives of government agencies, including the FDA, could disrupt our operations and have a material adverse effect on our results of operations and financial condition.  While we do carry business interruption insurance, we cannot assure you that our coverage will be sufficient to cover losses from these types of business disruptions or that this insurance will continue to be available to us at an acceptable price, if at all.

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

If we lose key personnel or are unable to attract and fill key positions, our business could be materially adversely affected.  Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees.  The loss or limitation of the services of any of our key management employees, or the inability to attract additional qualified personnel could have a material adverse effect on our results of operations and financial condition.

Interruptions to our information technology systems could have a material adverse effect on our business.  Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology.  Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support.  Although off-site data back-up is maintained, a significant interruption in these systems could have a material adverse effect on our results of operations and financial condition.

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

At May 31, 2010, we leased the following facility:

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “WNI.”  The high and low closing prices, unadjusted for any dividends declared, of our Class A common stock for each quarter of fiscal 2010 and 2009 are set forth below:

Fiscal Year Ended May 31, 2010:	High	Low
First Quarter	$6.04	$4.68
Second Quarter	6.45	4.92
Third Quarter	8.35	5.79
Fourth Quarter	9.62	6.95

Fiscal Year Ended May 31, 2009:	High	Low
First Quarter	$6.82	$5.31
Second Quarter	6.98	4.96
Third Quarter	6.04	3.65
Fourth Quarter	5.04	3.62

There is no active trading market for our Class B common stock, which is owned entirely by WHF.

In March 2010, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on April 14, 2010 to shareholders of record of Class A and Class B common stock at the close of business on March 31, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at March 31, 2010, the record date, we had outstanding 29.8 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $14.9 million, presuming 100% vesting of shares underlying equity awards; $7.4 million for holders of Class A common stock, including $1.0 million for Class A common stock underlying equity awards, and $7.5 million for the holder of Class B common stock.

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on August 28, 2009 to shareholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at August 14, 2009, the record date, we had outstanding 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.6 million shares of outstanding Class A and Class B common stock, 1.3 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $15.0 million, presuming 100% vesting of shares underlying equity awards; $7.5 million for holders of Class A common stock, including $1.1 million for Class A common stock underlying equity awards, and $7.5 million for the holder of Class B common stock.

The special dividends declared during fiscal 2010 were funded from cash and cash equivalents, including in aggregate $28.8 million distributed as of May 31, 2010.  With respect to outstanding restricted stock and restricted stock units that were unvested as of May 31, 2010, or for which the issuance of shares underlying restricted stock units has been deferred, the dividends will not be distributed until after such equity awards vest or the deferred shares are issued.

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record of Class A and Class B common stock at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, we had outstanding 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 26.6 million shares of outstanding Class A and Class B common stock, 1.8 million shares of Class A common stock underlying outstanding stock options, and 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $44.9 million; $22.4 million for holders of Class A common stock, including $4.9 million for Class A common stock underlying certain equity awards, and $22.5 million for the holder of Class B common stock.

This special dividend was funded from cash and cash equivalents, and liquidation of available-for-sale securities, including $43.9 million distributed as of May 31, 2010.  The remaining amount will be distributed upon issuance of the deferred shares underlying vested restricted stock units.

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

The closing price of our Class A common stock on August 13, 2010 was $8.43.  The approximate number of stockholders of record of our Class A common stock on August 13, 2010 was 267.  WHF owns all of the 14,973,148 outstanding shares of our Class B common stock.

The following table presents information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at May 31, 2010:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,964,815(1)	$2.87(1)	1,878,396
Equity compensation plans not approved by security holders	—	—	—
Total	1,964,815	$2.87	1,878,396

(1)      The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 961,148 shares of restricted stock units, which are excluded in determining the weighted-average exercise price of outstanding options, warrants and rights.

We did not purchase any of our Class A common stock during the fiscal 2010 fourth quarter.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006
Operating Statement Data:	(in thousands, except per share data)

Net sales	$204,887	$190,691	$176,914	$172,656	$178,372
Cost of goods sold	119,837	123,861	102,491	103,959	119,303
Gross profit	85,050	66,830	74,423	68,697	59,069
Operating expenses	56,240	51,644	58,090	51,415	46,693
Reimbursement of import costs	—	—	(31)	(394)	(2,665)
Total operating expenses	56,240	51,644	58,059	51,021	44,028
Income from operations	28,810	15,186	16,364	17,676	15,041
Other income (expense):
Interest, net	(176)	765	1,917	2,943	1,840
Foreign currency translation gain	—	—	—	—	1,613
Other, net	8	(4)	13	(8)	(135)
Total other income (expense), net	(168)	761	1,930	2,935	3,318
Income from continuing operations before income taxes	28,642	15,947	18,294	20,611	18,359
Income tax expense	10,196	5,617	6,992	8,175	2,393
Income from continuing operations	18,446	10,330	11,302	12,436	15,966
Loss from discontinued operations, net of income taxes	—	—	—	—	(127)

Net income	$18,446	$10,330	$11,302	$12,436	$15,839

Weighted average shares outstanding:
Basic	28,360	27,333	26,636	26,532	26,274
Diluted	28,928	28,638	28,000	27,343	26,999

Net income per share:
Basic	$0.65	$0.38	$0.42	$0.47	$0.60
Diluted	$0.64	$0.36	$0.40	$0.45	$0.59

Cash dividends declared per common share	$1.00	$—	$1.50	$—	$—

	At May 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:	(in thousands)

Cash and cash equivalents	$31,768	$52,648	$45,979	$34,463	$24,899
Working capital	79,417	92,215	81,481	104,869	90,516
Total assets	129,980	130,197	124,486	145,079	131,615
Total debt	—	—	—	—	—
Total stockholders’ equity	100,448	109,693	99,487	124,095	107,507

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

According to the “Nutrition Business Journal,” the market for vitamins, minerals and supplements in the United States was estimated to be approximately $26.9 billion in 2009.  We believe that the market has reached its present size due to a number of factors, including increased awareness of the health benefits of dietary supplements, a growing population of older Americans, successful new product introductions, and a trend towards preventative measures and healthy living.

In recent years, nutritional supplement companies, analysts, publications and other industry sources have referenced a slower growth rate, particularly in terms of sales dollar growth, in the nutritional supplement industry.  We believe that the slower growth rate is due in part to, among other factors, increased competition, including increasing competition from pharmaceutical and food companies, increased market and pricing competition, including from private label products, the general economic slowdown in the United States, negative publicity regarding certain nutritional supplement ingredients and companies, and the general maturing of the industry.

Our Schiff brand, which consists primarily of our joint care products, including Move Free, as well as other specialty vitamins, minerals and supplements, including MegaRed, has historically accounted for approximately 65% to 75% of total net sales.  Our concentration in the Move Free brand and the joint care category is significant with our Move Free product historically constituting approximately 35% to 50% of total net sales.  We provide significant selling and marketing support intended both to defend our Schiff business against competition, including private label, and ultimately to increase our market share.  These selling and marketing activities can significantly impact our profitability.

Private label products, which we produce for certain retail customers where we sell our branded products, have historically accounted for approximately 20% to 30% of total net sales.  Private label business is highly competitive and price-sensitive, often subject to competitive bidding processes at the retailer’s discretion, which could impact, potentially significantly, our overall net sales and profit margins.  In addition, changes in our branded/private label sales mix can significantly impact our profitability because the gross profit percentage associated with private label sales is generally significantly lower than that for branded sales.

The vast majority of our branded and private label products are marketed and distributed, both domestically and internationally, in the mass market retail channel.  Our products are sold throughout the United States in the stores of leading retailers, including warehouse clubs, mass merchandisers, drug stores and supermarkets.  Our sales concentration in two customers is significant.  Combined, these customers have historically accounted for approximately 70% to 80% of total net sales.

We also export certain Schiff products, primarily in the joint care category, to various international markets, including primarily the Pacific Rim (Asia), Mexico and the United Kingdom.  Export net sales, which have historically accounted for less than 5% of total net sales, have been increasing at a higher rate than our domestic sales in recent years.

Raw materials, particularly certain raw materials contained in our joint care and omega-3 category products, account for a significant portion of our total cost of goods sold.  Fluctuations in the cost of these key raw materials can significantly impact our profitability.  We attempt to maintain an adequate supply of these key raw materials at prices that enhance our profitability by developing and maintaining relationships with our principal suppliers, including identifying and qualifying alternative suppliers for the same key materials, if possible; entering into long-term supply and license agreements and/or forward purchase commitments, where appropriate; and maintaining adequate safety stocks of inventory as deemed necessary.

We manufacture the majority of our products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which also includes our main distribution center, our primary administrative offices and our nutrition bar manufacturing operations.  Our Salt Lake City capsule and tablet facility is designed and operated to meet the current Good Manufacturing Practices as promulgated by the US FDA in 21 CFR Part III.

Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographical market coverage, distribution channels and product categories.  In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market.  These companies and certain nutrition supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  In addition, private label products of our customers compete directly with our products.

To maintain our competitive market share, we attempt to differentiate our products through continuous product innovations; including the introduction of a new Advanced formula for our Move Free product in fiscal 2006 and the introduction of a smaller tablet for our joint care category products in fiscal 2008.  We also attempt to grow and/or maintain our market share through the introduction of new products, such as MegaRed, an omega-3 krill oil product, successfully launched in fiscal 2008, as well as growing our export business.  In addition, we actively pursue opportunities to maintain and grow our private label business since, in several product categories, private label items are the market share leaders.  The acquisition of private label business also enhances our already strong customer relationships and helps drive purchasing and manufacturing cost efficiencies.  We believe our comprehensive quality control standards and superior customer service also enhance our customer relationships and assist in differentiating our products.

During fiscal 2010, 2009 and 2008, we provided selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  During fiscal 2010, 2009 and 2008, we also increased the distribution of our joint care products in international markets.

During fiscal 2008, we introduced smaller tablets for our existing Move Free items and announced the launch of a Move Free line extension.  Also during fiscal 2008, we introduced MegaRed, an omega-3 krill oil product, into Costco.  During fiscal 2009, and continuing in fiscal 2010, we introduced MegaRed into additional retail accounts.  During the second half of fiscal 2009, we launched a national marketing campaign to support MegaRed growth.

In regards to our private label business, during the second half of fiscal 2010, a very active and price competitive bidding process for the manufacture of private label dietary supplements distributed in mass market retail accounts commenced and is expected to continue.  Although fiscal 2010 private label sales and margins were not significantly impacted by the bidding process, fiscal 2011 private label sales and margins will be negatively impacted, potentially significantly.

Subject to the ongoing impact of competitive pricing pressures, including from both branded and private label products, the success of new product sales, including MegaRed, incremental private label bidding activity, the effectiveness of our branded marketing initiatives and the ability to increase our distribution in international markets, among other factors, we believe fiscal 2011 net sales, as compared to fiscal 2010 net sales, will reflect a low single-digit percentage increase, primarily due to overall branded growth.  Subject to the ongoing private label bidding process, we believe fiscal 2011 private label sales, as compared to fiscal 2010, will be relatively constant.

Our gross profit and operating margins for fiscal 2010, as compared to fiscal 2009, were positively impacted by a higher mix of branded sales, lower raw material costs, price increases implemented in the fourth quarter of fiscal 2009 for certain branded and private label products and promotional cost efficiencies.  During the second half of fiscal 2009, we discontinued certain private label products resulting in a decrease in private label sales for fiscal 2010, as compared to fiscal 2009.  The decrease in lower-margin private label sales, branded sales volume growth, certain price increases and lower raw material costs resulted in an overall higher gross profit percentage for fiscal 2010, as compared to fiscal 2009.  Based on current assumptions, we believe fiscal 2011 gross profit percentage will approximate 36.0% to 38.0%, compared to 41.5% for fiscal 2010.  The decrease reflects significant erosion in private label margins due to the competitive bidding process, an expected increase in promotional activity and modest overall raw material pricing pressures; partially offset by the expected increase in branded sales.

Our gross profit and operating margins for fiscal 2009 were negatively impacted by incremental private label business awarded in the latter part of fiscal 2008.  The incremental business coupled with increased volume from existing private label business resulted in a significant change in sales mix for fiscal 2009, compared to fiscal 2008.  The significant increase in lower-margin private label sales coupled with higher raw material costs resulted in both lower gross profit and operating margins for fiscal 2009, as compared to fiscal 2008.

Our operating results for fiscal 2010 were also impacted by the adoption of a long-term management incentive plan on December 12, 2008.  See Note 12 of Notes to Consolidated Financial Statements for further description of the long-term management incentive plan and its impact on operating results for fiscal 2010.  Subject to the periodic assessment of the probability of achieving pre-established financial performance targets, fiscal 2011 operating results may continue to be impacted from recognition of compensation expense related to the management incentive plan.

 Our financial results for fiscal 2008 were impacted by the declaration of a $1.50 per share special cash dividend in July 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As a result, we recognized $4.9 million in non-cash compensation expense during fiscal 2008, together with a corresponding increase in additional paid-in-capital.  Fiscal 2008 operating results were also unfavorably impacted by $1.4 million in merger and acquisition related costs.

Factors affecting our historical results, including the previous implementation of strategic initiatives as well as continuing refinement of our growth and business strategies, are ongoing considerations and processes.  While the focus of these considerations is to improve future profitability, we cannot assure you that our decisions relating to these initiatives will not adversely affect our results of operations and financial condition.

Results of Operations
Fiscal 2010 Compared to Fiscal 2009

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2010 and 2009, (dollars in thousands):

	2010		2009

Net sales	$204,887	100.0%	$190,691	100.0%
Cost of goods sold	119,837	58.5	123,861	65.0

Gross profit	85,050	41.5	66,830	35.0
Operating expenses:
Selling and marketing	33,611	16.4	33,702	17.6
General and administrative	17,883	8.7	13,669	7.2
Research and development	4,746	2.3	4,273	2.2

Total operating expenses	56,240	27.4	51,644	27.0

Income from operations	28,810	14.1	15,186	8.0
Other income (expense), net	(168)	(0.1)	761	0.4
Income tax expense	(10,196)	(5.0)	(5,617)	(3.0)

Net income	$18,446	9.0%	$10,330	5.4%

Net Sales.  Net sales increased 7.4% to $204.9 million for fiscal 2010, from $190.7 million for fiscal 2009, primarily due to an increase in branded net sales, partially offset by a decrease in private label net sales.

Aggregate branded net sales increased 13.1% to $149.0 million for fiscal 2010, from $131.8 million for fiscal 2009, primarily due to an increase in sales volume of $16.4 million, or 8.8%, together with $2.5 million in aggregate sales price increases and a $0.4 million decrease in sales return allowances, partially offset by a $2.1 million increase in sales promotional incentives classified as sales price reductions. Classification of certain promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was primarily attributable to an increase in MegaRed sales.  The increase in MegaRed sales was primarily due to incremental sales resulting from new distribution into various accounts in the latter part of fiscal 2009 and during fiscal 2010, as well as continued sales growth in existing accounts supported by increases in advertising and other promotional incentives.  Move Free net sales were $71.2 million and $71.3 million, respectively, for fiscal 2010 and 2009.

Private label net sales decreased 5.2% to $55.9 million for fiscal 2010, from $58.9 million for fiscal 2009, primarily due to a $9.5 million decrease in sales volume resulting from the discontinuation of certain unprofitable private label business in the second half of fiscal 2009, partially offset by a $4.6 million sales volume increase and a $1.7 million price increase for ongoing private label business.  In regards to our private label business, during the second half of fiscal 2010, a very active and price competitive bidding process for the manufacture of private label dietary supplements distributed in mass market retail accounts was initiated by key retail customers.  Although fiscal 2010 financial results were not significantly impacted by the bidding process, fiscal 2011 financial results will be negatively impacted, potentially significantly.

Gross Profit.  Gross profit increased 27.3% to $85.0 million for fiscal 2010, from $66.8 million for fiscal 2009.  Gross profit, as a percentage of net sales, increased to 41.5% for the fiscal 2010, from 35.0% for fiscal 2009, primarily resulting from the higher mix of branded sales, lower raw material costs, price increases implemented in the fourth quarter of fiscal 2009 for certain branded and private label products and promotional cost efficiencies.  Subject to raw material pricing stability, competitive pressures and the overall branded to private label sales mix, among other factors, we expect fiscal 2011 gross profit percentage to approximate 36.0% to 38.0%, compared to 41.5% for fiscal 2010.  The decrease reflects significant erosion in private label margins due to the competitive bidding processes, an expected increase in promotional activity and modest overall raw material pricing pressures; partially offset by an expected increase in branded sales.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities who may include these expenses as a component of cost of goods sold.

Operating Expenses.  Operating expenses increased 8.9% to $56.2 million for fiscal 2010, from $51.6 million for fiscal 2009, primarily resulting from a significant increase in general and administrative expenses.  In spite of the overall increase, operating expenses, as a percentage of net sales, remained relatively constant at 27.4% and 27.0%, respectively, for fiscal 2010 and 2009, primarily due to the increase in net sales.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, remained relatively constant at $33.6 and $33.7 million, respectively, for fiscal 2010 and 2009.  Increases in recognized long-term and annual management incentive plan costs totaling $1.5 million, were more than offset by a $1.0 million decrease in other personnel related costs, including severance, and a $0.7 million decrease in freight costs.

General and administrative expenses increased to $17.9 million for fiscal 2010, from $13.7 million for fiscal 2009, primarily resulting from increases in recognized long-term and annual management incentive plan costs totaling $4.6 million, partially offset by a decrease in consulting fees.

Research and development costs increased to $4.7 million for fiscal 2010, from $4.3 million for fiscal 2009, primarily resulting from an increase in product clinical research costs.

Other Income (Expense), Net.  Other income (expense), net, was $0.2 million expense for fiscal 2010, compared to $0.8 million income for fiscal 2009.  The decrease was primarily due to an overall lower yield on investments, together with an increase in credit facility related commitment fees and amortized financing fees.

Income Tax Expense.  Income tax expense was $10.2 million for fiscal 2010, compared to $5.6 million for fiscal 2009.  The increase primarily resulted from an increase in pre-tax income.  The tax rate remained relatively constant at 35.6% and 35.2%, respectively, for fiscal 2010 and 2009.

Results of Operations
Fiscal 2009 Compared to Fiscal 2008

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2009 and 2008, (dollars in thousands):

	2009		2008

Net sales	$190,691	100.0%	$176,914	100.0%
Cost of goods sold	123,861	65.0	102,491	57.9

Gross profit	66,830	35.0	74,423	42.1
Operating expenses:
Selling and marketing	33,702	17.6	31,366	17.7
General and administrative	13,669	7.2	22,475	12.7
Research and development	4,273	2.2	4,249	2.4
Reimbursement of import costs	—	—	(31)	—

Total operating expenses	51,644	27.0	58,059	32.8

Income from operations	15,186	8.0	16,364	9.3
Other income, net	761	0.4	1,930	1.1
Income tax expense	(5,617)	(3.0)	(6,992)	(4.0)

Net income	$10,330	5.4%	$11,302	6.4%

Net Sales.  Net sales increased approximately 7.8% to $190.7 million for fiscal 2009, from $176.9 million for fiscal 2008, primarily due to a significant increase in private label net sales, partially offset by a decrease in branded net sales.

Aggregate branded net sales decreased 5.3% to $131.8 million for fiscal 2009, from $139.2 million for fiscal 2008, primarily due to a $3.3 million decrease in sales volume, a $1.4 million increase in sales returns and a $2.7 million increase in promotional incentives classified as sales price reductions.  Classification of certain promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  We are utilizing more price-discount like promotions in the joint care category to defend our market share against both branded and private label competition.  The decrease in sales volume resulted from a reduction in our joint care category volume, significantly offset by incremental MegaRed new product sales.  Move Free net sales were $71.3 million and $82.6 million, respectively, for fiscal 2009 and 2008.  The decrease in Move Free net sales, as well as decreases in other joint care category sales, primarily resulted from decreases in sales volume due to adjustments to customer inventory levels, private label volume growth due to significant price discounting, and the impact of uncertain economic conditions.

Private label net sales increased 56.2% to $58.9 million for fiscal 2009, from $37.7 million for the fiscal 2008, primarily due to incremental business awarded in the latter part of fiscal 2008 together with an increase in customer promotional activity on existing business.

Gross Profit.  Gross profit decreased 10.2% to $66.8 million for fiscal 2009, from $74.4 million for fiscal 2008.  Gross profit, as a percentage of net sales, decreased to 35.0% for fiscal 2009, from 42.1% for fiscal 2008, primarily due to the reduction in branded joint care category sales, the significant increase in lower margin private label sales, higher raw material costs and incremental promotional incentives.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities who may include these expenses as a component of costs of goods sold.

Operating Expenses.  Operating expenses decreased 11.1% to $51.6 million for fiscal 2009, from $58.1 million for fiscal 2008.  Operating expenses, as a percentage of net sales, were 27.0% and 32.8%, respectively, for fiscal 2009 and 2008.  The decrease in operating expenses resulted primarily from a substantial decrease in general and administrative expenses, partially offset by a modest increase in selling and marketing expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $33.7 million for fiscal 2009, from $31.4 million for fiscal 2008.  An increase in promotional and freight costs was partially offset by a $1.0 million reduction in management incentive program costs and the fiscal 2008 recognition of $0.5 million in incremental compensation expenses associated with distribution of a special dividend.  The special dividend compensation expense represents a non-cash charge for dividend equivalent rights received by holders of certain equity awards, including stock options and restricted stock units.  The increase in promotional costs resulted from additional price discounting in joint care category products due to competitive pressures, including private label, and incremental advertising in support of MegaRed.  Freight costs increased due to higher sales volumes and increases in fuel costs.

General and administrative expenses decreased to $13.7 million for fiscal 2009, from $22.5 million for fiscal 2008, primarily due to the fiscal 2008 recognition of $4.4 million in incremental compensation expense for a special dividend and $1.4 million in merger and acquisition related costs, together with a $4.5 million year over year reduction in management incentive program costs.

Research and development costs remained relatively constant at $4.3 million for fiscal 2009 and 2008.

Other Income, Net.  Other income, net, was $0.8 million for fiscal 2009, compared to $1.9 million for fiscal 2008.  The decrease was primarily due to a reduction in interest income resulting from an overall lower yield on investments.

Income Tax Expense.  Income tax expense was $5.6 million for fiscal 2009, compared to $7.0 million for fiscal 2008.  The effective tax rate was 35.2% and 38.2%, respectively, for fiscal 2009 and 2008.  The decrease in the effective tax rate primarily resulted from an increase in utilized tax credits.

Liquidity and Capital Resources

Working capital decreased $12.8 million to $79.4 million at May 31, 2010, from $92.2 million at May 31, 2009, reflecting a $11.5 million decrease in cash and cash equivalents and available-for-sale securities, a $1.0 million decrease in net receivables, a $5.1 million increase in inventories and a $5.6 million increase in current liabilities.  The decrease in cash and cash equivalents and available-for-sale securities reflects $26.1 million in cash flows provided by operating activities, more than offset by special dividend payments of $28.8 million, capital expenditures of $2.9 million and an increase in long-term available-for-sales securities of $6.1 million.  The decrease in net receivables is primarily due to a reduction in refundable income taxes.  The increase in inventories, as well as the corresponding increase in accounts payable, primarily reflects promotional timing considerations, new products and raw material buy forward strategies.  The $3.2 million increase in accrued expenses is primarily due to an increase in recognized annual management incentive plan costs.

At May 31, 2010, we held $20.4 million in available-for-sale securities, consisting of $5.8 million in certificates of deposit and commercial paper and $14.6 million in debt securities; including $0.4 million in illiquid ARS which are fully insured state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer, we believe we will be able to successfully liquidate these investments.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a new $80.0 million revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility replaced our previous $25.0 million credit facility which expired on June 30, 2009, and contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred $0.5 million in financing fees related to the Credit Facility, which are being amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At May 31, 2010, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80.0 million was available for borrowing under the Credit Facility.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.  For information relating to certain contractual cash obligations see below.

Contractual Obligations

A summary of our outstanding contractual obligations at May 31, 2010 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$6,612	$2,352	$4,251	$9	$—
Purchase obligations(2)	27,994	27,994	—	—	—

Total obligations	$34,606	$30,346	$4,251	$9	$—

(1) Unrecognized income tax benefits totaling $340 are excluded since we are unable to estimate the period of settlement, if any.

(2) Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales, cost of goods sold and operating expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of share-based payments or cash awards and recoverability of long-lived assets.  Note 1 of Notes to the Consolidated Financial Statements describes the accounting policies governing each of these matters.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our consolidated financial statements:

•
We provide for valuation adjustments for changes in the fair values of our available-for-sale securities.  Fair values are based upon quoted market prices and/or other considerations, including fair values determined by financial institutions, current credit rating of the debt securities, insurance provisions and discounted cash flow analysis as deemed appropriate.  Changes in valuation adjustments for declines in the fair values of our available-for-sales securities did not impact net income for fiscal 2010, 2009 or 2008.  At May 31, 2010 and 2009, respectively, unrealized losses resulting from fair market adjustments to our available-for-sale securities totaled $0.1 million and $0.2 million.

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For fiscal 2010, 2009 and 2008, respectively, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of $0.7 million, $0.2 million and $0.9 million.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in an increase in our gross profit and operating income of $0.1 million for fiscal 2010.  Changes in these allowances resulted in a decrease in our gross profit and operating income of $0.8 million for fiscal 2009.  Changes in these allowances did not significantly impact our gross profit and operating income for fiscal 2008.  At May 31, 2010 and 2009, respectively, our allowances for doubtful accounts, sales returns and discounts in aggregate amounted to $2.0 million and $2.3 million.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  Changes in valuation allowances relating to deferred tax assets did not significantly impact net income for fiscal 2010, 2009 and 2008.  At May 31, 2010 and 2009, deferred tax asset valuation allowances were zero.

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for fiscal 2010, 2009 and 2008.

•
We recognize compensation expense for certain performance based equity instrument (share-based payments) or cash awards over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For fiscal 2010, 2009 and 2008, respectively, we recognized compensation expense related to these awards of $2.5 million, zero and $3.4 million.  At May 31, 2010, total unrecognized compensation expense, based on the estimated fair value as determined by our assessment of the probability that the performance criteria will be achieved, was $1.8 million.  This amount, which is subject to change based on the estimated fair value determined at each future reporting period, is expected to be recognized over the remaining service period.

•
We have certain intangible assets, primarily consisting of goodwill, which are tested for impairment at least annually.  We did not recognize any intangible asset impairment losses for fiscal 2010, 2009 or 2008.  The determination of whether or not goodwill is impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

Impact of Inflation

Inflation affects the cost of raw materials, goods and services we use.  In recent years, inflation has been modest.  We seek to mitigate the adverse effects of inflation primarily through improved productivity, strategic buying initiatives, and cost containment programs.  However, the nutritional supplement industry competitive environment limits our ability to raise prices in order to recover higher costs resulting from inflation.  See further discussion of raw material pricing matters in the “General” and “Results of Operations” sections above.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at May 31, 2010.  Interest income earned on our short-term investments is impacted by changes in interest rate.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data and the report of Deloitte & Touche LLP, our independent registered public accountants, are on the following pages F-1 through F-19 and are incorporated herein by reference.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

See our 2010 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Nominees for Election to our Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Business Conduct and Ethics is also incorporated by reference to our 2010 Definitive Proxy Statement under the heading “Board of Directors and Corporate Governance Information.”

ITEM 11.	EXECUTIVE COMPENSATION

See our 2010 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth under Item 5 herein and in our 2010 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Stock Ownership of Beneficial Owners, Directors and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See our 2010 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See our 2010 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Fees Paid to Independent Public Accountants.”

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

3)	Exhibits

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (1)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (2)
4.1.	Form of specimen Class A common stock certificate. (3)
4.2.	Loan Agreement dated as of August 18, 2009 between Schiff Nutrition Group, Inc. and U.S. Bank National Association. (20)
10.1.	Build-To-Suit Lease Agreement dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (2)
10.2.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (4)*
10.3.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (4)
10.4.	License Agreement dated as of December 1, 1996 between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (4)
10.5.	Amendments No. 1, 2 and 3 to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (5)*
10.6.	Consulting Agreement dated as of February 1, 2004 between Weider Nutrition Group, Inc. and Gustin Foods, LLC. (6)
10.7.	Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (7)*
10.8.	Amendment effective as of March 1, 2005 to License Agreement between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (8)
10.9.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (8)
10.10.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (8)
10.11.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (8)
10.12.	Form of Indemnification Agreement between Schiff Nutrition Group, Inc. and certain of its executives and directors. (9)*
10.13.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (10)*
10.14.	Amendment No. 1 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (11)*
10.15.	Form of Director Restricted Stock Unit Agreement and Deferral Election. (12)*
10.16.	Form of Director Restricted Stock Agreement. (12)*
10.17.	Employment and Change in Control Agreement dated as of June 1, 2007 between Schiff Nutrition Group, Inc. and Bruce J. Wood (13)*
10.18.	Form of Amended and Restated Agreement between Schiff Nutrition Group, Inc. and certain of its executives. (13)*
10.19.	License Agreement dated as of September 19, 2007 between Mariz Gestao E Investimentos Limitada and Schiff Nutrition Group, Inc. (14)
10.20.	Amendment No. 2 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (15)*
10.21.	Form of Performance Award Grant Notice, Performance Award Agreement and Deferral Election. (16)*
10.22.	Amendment No. 3 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (13)*
10.23.	Amendment No. 4 to the 1997 Equity Participation Plan of Weider Nutrition International Inc. (13)*
10.24.	Consulting Agreement dated as of November 3, 2008 between Schiff Nutrition Group, Inc. and Daniel A. Thomson. (13)*
10.25.	Second Amended and Restated License and Product Supply Agreement dated as of May 29, 2009 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (17)
10.26.
Security Agreement dated as of August 18, 2009 among Schiff Nutrition Group, Inc., Schiff Nutrition International, Inc., WNG Holdings (International) Ltd., Coppal Research, Inc. and U.S. Bank National Association. (18)

10.27.	Continuing and Unconditional Guaranty dated as of August 18, 2009 by Schiff Nutrition International, Inc. in favor of U.S. Bank National Association. (18)
10.28.	Continuing and Unconditional Guaranty dated as of August 18, 2009 by WNG Holdings (International) Ltd. in favor of U.S. Bank National Association. (18)
10.29.	Continuing and Unconditional Guaranty dated as of August 18, 2009 by Coppal Research, Inc. in favor of U.S. Bank National Association. (18)
10.30.	Sales Agreement dated as of August 31, 2009 between Aker BioMarine Antarctic AS and Schiff Nutrition Group, Inc. (19)
21.1.	Subsidiaries of Schiff Nutrition International, Inc. (20)
23.1.	Consent of Independent Registered Public Accounting Firm. (20)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (20)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (20)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (21)

(1)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(2)	Previously filed in the Company’s Registration Statement on Form S-1/A (File No. 333-12929) filed on October 16, 1996 and incorporated herein by reference.
(3)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
(4)	Previously filed in the Company’s Registration Statement on Form S-1/A (File No. 333-12929) filed on March 20, 1997 and incorporated herein by reference.
(5)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(6)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on April 14, 2004 and incorporated herein by reference.
(7)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(8)	Previously filed in the Company’s Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(9)	Previously filed in the Company’s Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(10)	Previously filed in the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
(11)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2006 and incorporated herein by reference.
(12)	Previously filed in the Company’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference.
(13)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 9, 2009 and incorporated herein by reference.
(14)	Previously filed in the Company’s Current Report on Form 8-K filed on September 25, 2007 and incorporated herein by reference.
(15)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2007 and incorporated herein by reference.
(16)	Previously filed in the Company’s Current Report on Form 8-K filed on December 18, 2008 and incorporated herein by reference.
(17)	Previously filed in the Company’s Current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference.
(18)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 20, 2009 and incorporated herein by reference.
(19)	Previously filed in the Company’s Current Report on Form 8-K filed on September 4, 2009 and incorporated herein by reference.
(20)	Filed herewith.
(21)	Furnished herewith.

*	Management contract.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schiff Nutrition International, Inc.

By:	/s/ Bruce J. Wood
Bruce J. Wood
Dated: August 17, 2010	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weider	Chairman of the Board	August 17, 2010
Eric Weider	and Director

/s/ Bruce J. Wood	Chief Executive Officer,	August 17, 2010
Bruce J. Wood	President and Director
(Principal Executive Officer)

/s/ Joseph W. Baty	Executive Vice President and	August 17, 2010
Joseph W. Baty	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald L. Corey	Director	August 17, 2010
Ronald L. Corey

/s/ Michael Hyatt	Director	August 17, 2010
Michael Hyatt

/s/ Eric Weider	Director	August 17, 2010
Eugene B. Jones

/s/ Eric Weider	Director	August 17, 2010
Roger H. Kimmel

/s/ George F. Lengvari	Vice Chairman of the Board	August 17, 2010
George F. Lengvari	and Director

/s/ Brian P. McDermott	Director	August 17, 2010
Brian P. McDermott

SCHIFF NUTRITION INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Schiff Nutrition International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Schiff Nutrition International, Inc. and subsidiaries (collectively, the “Company”) as of May 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schiff Nutrition International, Inc. and subsidiaries at May 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
August 17, 2010

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 31, 2010 AND 2009
(dollars in thousands, except share data)

ASSETS
	2010	2009
Current assets:
Cash and cash equivalents	$31,768	$52,648
Available-for-sale securities	13,641	4,241
Receivables, net	19,732	20,716
Inventories	35,081	30,024
Prepaid expenses and other	1,284	1,434
Deferred taxes, net	2,578	2,186

Total current assets	104,084	111,249

Property and equipment, net	13,882	13,920

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	6,763	621
Deposits and other assets	435	61
Deferred taxes, net	470	—

Total other assets	12,014	5,028

Total assets	$129,980	$130,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,945	$9,553
Accrued expenses	12,637	9,481
Dividends payable	85	—

Total current liabilities	24,667	19,034

Long-term liabilities:
Dividends payable	1,985	1,022
Deferred taxes, net	—	245
Other	2,880	203

Total long-term liabilities	4,865	1,470

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding -12,880,038 (2010) and 12,660,932 (2009)	129	126
Class B common stock, par value $.01 per share; shares authorized - 25,000,000; shares issued and outstanding -14,973,148	150	150
Additional paid-in capital	91,481	89,367
Accumulated other comprehensive loss	(78)	(106)
Retained earnings	8,766	20,156

Total stockholders’ equity	100,448	109,693

Total liabilities and stockholders’ equity	$129,980	$130,197

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MAY 31, 2010, 2009 AND 2008
(dollars in thousands, except share data)

	2010	2009	2008

Net sales	$204,887	$190,691	$176,914

Cost of goods sold	119,837	123,861	102,491

Gross profit	85,050	66,830	74,423

Operating expenses:
Selling and marketing	33,611	33,702	31,366
General and administrative	17,883	13,669	22,475
Research and development	4,746	4,273	4,249
Reimbursement of import costs	—	—	(31)

Total operating expenses	56,240	51,644	58,059

Income from operations	28,810	15,186	16,364

Other income (expense):
Interest income	174	888	2,045
Interest expense	(350)	(123)	(128)
Other, net	8	(4)	13

Total other income (expense), net	(168)	761	1,930

Income before income taxes	28,642	15,947	18,294

Income tax expense	10,196	5,617	6,992

Net income	$18,446	$10,330	$11,302

Weighted average shares outstanding:
Basic	28,360,184	27,332,659	26,636,315
Diluted	28,928,162	28,637,848	27,999,755

Net income per share:
Basic	$0.65	$0.38	$0.42
Diluted	$0.64	$0.36	$0.40

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MAY 31, 2010, 2009 AND 2008
(in thousands)

					Accum.
	Common Stock			Add’l	Other
	Class A		Class B	Paid-In	Comp.	Retained
	Shares	Amount	Amount	Capital	Loss	Earnings	Total

Balance at June 1, 2007	11,664	$116	$150	$92,640	$—	$31,189	$124,095

Comprehensive income:
Net income	—	—	—	—	—	11,302	11,302
Other comprehensive income	—	—	—	—	—	—	—
Total comprehensive income							11,302
Stock options exercised	77	1	—	259	—	—	260
Excess tax benefit from equity instruments	—	—	—	407	—	—	407
Stock received for payment of income taxes on stock-based compensation	(23)	—	—	(120)	—	—	(120)
Special cash dividend	—	—	—	(12,340)	—	(32,577)	(44,917)
Restricted shares issued	64	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,691	—	—	3,691
Special dividend stock-based compensation expense	—	—	—	4,857	—	—	4,857
Adoption of ASC 740-10	—	—	—	—	—	(88)	(88)

Balance at May 31, 2008	11,782	118	150	89,393	—	9,826	99,487

Comprehensive income:
Net income	—	—	—	—	—	10,330	10,330
Available-for-sale debt securities valuation adjustment, net of income taxes	—	—	—	—	(106)	—	(106)
Total comprehensive income							10,224
Stock options exercised	533	5	—	1,567	—	—	1,572
Common stock surrendered for cashless options exercised	(188)	(2)	—	(1,187)	—	—	(1,189)
Excess tax benefit from equity instruments	—	—	—	654	—	—	654
Stock received for payment of income taxes on stock-based compensation	(304)	(3)	—	(1,687)	—	—	(1,690)
Restricted shares issued	862	8	—	(8)	—	—	—
Cancellation of restricted stock	(24)	—	—	—	—	—	—
Stock-based compensation	—	—	—	613	—	—	613
Special dividend stock-based compensation expense	—	—	—	22	—	—	22

Balance at May 31, 2009	12,661	126	150	89,367	(106)	20,156	109,693

Comprehensive income:
Net income	—	—	—	—	—	18,446	18,446
Available-for-sale debt securities valuation adjustment, net of income taxes	—	—	—	—	28	—	28
Total comprehensive income							18,474
Stock options exercised	268	3	—	693	—	—	696
Common stock surrendered for cashless options exercised	(86)	(1)	—	(533)	—	—	(534)
Excess tax benefit from equity instruments	—	—	—	596	—	—	596
Stock received for payment of income taxes on stock-based compensation	(2)	—	—	(10)	—	—	(10)
Special cash dividends	—	—	—	—	—	(29,836)	(29,836)
Restricted shares issued	52	1	—	(1)	—	—	—
Cancellation of restricted stock	(13)	—	—	—	—	—	—
Stock-based compensation	—	—	—	863	—	—	863
Special dividend stock-based compensation expense	—	—	—	506	—	—	506

Balance at May 31, 2010	12,880	$129	$150	$91,481	$(78)	$8,766	$100,448

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2010, 2009 AND 2008
(dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$18,446	$10,330	$11,302
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,084)	50	65
Depreciation and amortization	3,105	3,083	3,475
Amortization of debt issue costs	156	12	15
Loss (gain) on disposition of property and equipment	(4)	2	—
Stock-based compensation	2,217	635	8,548
Excess tax benefit from equity instruments	(596)	(654)	(407)
Other	16	5	(3)
Changes in operating assets and liabilities:
Receivables	47	1,495	(2,835)
Inventories	(5,057)	(791)	(5,535)
Prepaid expenses and other	150	514	203
Deposits and other assets	—	(61)	78
Accounts payable	2,237	(1,529)	3,672
Accrued expenses	3,156	(1,672)	611
Income taxes receivable/payable	1,488	979	(3,691)
Other long-term liabilities	1,830	63	47

Net cash provided by operating activities	26,107	12,461	15,545

Cash flows from investing activities:
Purchase of property and equipment	(2,942)	(3,434)	(3,200)
Proceeds from disposition of property and equipment	17	1	35
Purchase of available-for-sale securities	(25,761)	(5,995)	(33,590)
Proceeds from sale of available-for-sale securities	10,269	5,517	74,844

Net cash provided by (used in) investing activities	(18,417)	(3,911)	38,089

Cash flows from financing activities:
Proceeds from debt	—	1,338	1,350
Payments on debt	—	(1,338)	(1,350)
Dividends paid	(28,788)	(1,225)	(42,670)
Proceeds from stock options exercised	162	383	260
Purchase and retirement of common stock	(10)	(1,690)	(120)
Excess tax benefit from equity instruments	596	654	407
Payments for debt issue costs	(530)	—	—

Net cash used in financing activities	(28,570)	(1,878)	(42,123)

Effect of exchange rate changes on cash	—	(3)	5

Increase (decrease) in cash and cash equivalents	(20,880)	6,669	11,516

Cash and cash equivalents, beginning of year	52,648	45,979	34,463

Cash and cash equivalents, end of year	$31,768	$52,648	$45,979

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

Available-for-Sale Securities – Available-for-sale securities, consisting of certificates of deposit, commercial paper and debt securities, are carried at their fair value based upon the quoted market prices or other valuation methods at period end.  Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in accumulated other comprehensive income or loss in stockholders’ equity until realized.  We periodically evaluate whether any declines in the fair values of our available-for-sale securities are other-than temporary.  This evaluation consists of a review of qualitative and quantitative factors, including available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financing by the company that issued the security; or other conditions that indicate the value of our investments.

Receivables – Receivables are reported at estimated net realizable values.  Accordingly, we estimate allowances for doubtful accounts, sales returns and discounts.  The allowance for doubtful accounts is estimated by reviewing delinquency status, determined by classifying, or aging, individual invoices in terms of the length of the period past due, and analyzing historical account write-off rates relative to receivable balances.  Receivables are written off when determined to be uncollectible.  The allowance for sales returns is estimated by reviewing open sales return authorizations granted to customers and analyzing historical return rates relative to sales.  Allowances for cash discounts are estimated by reviewing customer payment terms and historical remittances.  Accounts with credit balances are reported as current liabilities in the balance sheet.

Inventories – Inventories, primarily consisting of direct materials, direct labor and manufacturing overhead, are stated at the lower of cost (on a first-in, first-out basis) or market value.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization expense was $3,105 (2010), $3,083 (2009) and $3,475 (2008), computed using the straight-line method over the estimated useful lives of 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements.  Leasehold improvements are depreciated over the shorter of their useful life or of the lease term.

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Income Taxes – We record deferred income tax assets and liabilities for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Sales by Geographic Area – Total domestic and international, primarily Asia and Mexico, net sales amounted to $192,922 and $11,965, respectively, for fiscal 2010; $181,966 and $8,725, respectively, for fiscal 2009; and $168,979 and $7,935, respectively, for fiscal 2008.  Net sales are attributed to the country in which our customer is located.

Advertising Costs – Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place.  Cooperative advertising payments to retailers are generally accounted for as an operating expense; however, the portion of the cost in excess of the estimated fair value of the benefit received is classified as a direct reduction of sales.  Total advertising costs, included in selling and marketing expenses, were $15,105, $14,514 and $12,669, respectively, for fiscal 2010, 2009 and 2008.

Costs of Goods Sold and Shipping and Handling Costs – Costs of goods sold include expenses incurred to acquire and produce inventory for sales, including product costs, purchasing costs, freight-in, import costs, internal transfer costs, quality assurance costs and certain warehousing, or handling, costs associated with the receiving or manufacturing of goods for sale.

Shipping and certain warehousing, or handling, costs which are not associated with the receiving or manufacturing of goods for sale are excluded from costs of goods sold.  Shipping costs, included in selling and marketing expenses, were $5,063, $5,774 and $4,833, respectively, for fiscal 2010, 2009 and 2008.  Handling costs, included in general and administrative expenses, were $2,796, $3,130 and $2,716, respectively, for fiscal 2010, 2009 and 2008.

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

At May 31, 2010, we held $20,404 in available-for-sale securities; consisting of $5,813 in certificates of deposit and commercial paper and $14,591 in debt securities, including $455 in illiquid auction rate securities (“ARS”) which are fully insured state agency issued securities.  In determining the fair value of our available-for-sale securities at May 31, 2010, we have taken into consideration quoted market prices and/or other considerations, including fair values determined by the financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Although we believe the debt securities will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant.  At May 31, 2010 and May 31, 2009, respectively, amounts due from Customer A represented approximately 45% and 46%, and amounts due from Customer B represented approximately 26% and 24%, of total trade accounts receivable.  For fiscal 2010, 2009 and 2008, respectively, Customer A accounted for approximately 40%, 44% and 39% and Customer B accounted for approximately 32%, 32% and 35% of total net sales.  Of total net sales, our Schiff® Move Free® brand accounted for approximately 35%, 37% and 47%, respectively, for fiscal 2010, 2009 and 2008.

Stock-Based Compensation – For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award.  For liability-classified awards, fluctuations in the fair value of the liability, which is remeasured at each reporting period until the award is settled, are recorded as increases or decreases in compensation expense either immediately or over the remaining service period depending on the vested status of the award.

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

Fair Value Measurements – We measure the fair value of a financial instrument as the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

In determining the fair value of a financial asset in an inactive or dislocated market, we utilize facts and circumstances that may require significant management judgment; including, using inputs based on management estimates or assumptions, or making adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Foreign Currency Translation – We consider the local currency as the functional currency for our foreign operations.  Assets and liabilities are translated at period-end exchange rates and all amounts included in the statements of income and cash flows are translated using average monthly rates.

Reimbursement of Import Costs – Our operating results for fiscal 2008 were favorably impacted by $31 in reimbursement of import costs from certain suppliers.  These reimbursements, resulting primarily from the favorable outcome of litigation between one of our suppliers and the U.S. Government, represent refunds of previously paid tariffs on imported raw materials.

Recently Issued Accounting Standards – In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as Accounting Standards Codification (“ASC”) 740-10, “Income Taxes”, which establishes guidelines for recognizing, measuring and disclosing uncertainties relating to tax benefits reflected in an enterprise’s financial statements.  ASC 740-10 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit, relative to a tax position in which the enterprise may be uncertain as to whether it will ultimately be sustained as filed in its tax return, can be recognized in the financial statements.  We were required to apply the provisions of ASC 740-10 on June 1, 2007.  The cumulative effect of adopting ASC 740-10 resulted in a decrease in retained earnings of approximately $88.  The total amount of unrecognized tax benefits at June 1, 2007 was $473, which includes unrecognized tax benefits of $88.

In December 2007, the FASB issued guidance now codified as ASC 805-10, “Business Combinations” that requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  ASC 805-10 requires that the acquirer be identified and that the acquirer recognize the fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date.  In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  ASC 805-10 became effective for fiscal periods beginning after December 15, 2008.  This accounting standard will be applied to acquisitions occurring after May 31, 2009, and will also require us to expense any costs related to such acquisitions.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles-Overall,” which superseded all existing accounting standard documents and became the single source of authoritative non-governmental generally accepted accounting principles accepted in the United States (“GAAP”).  ASC 105-10 was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.  We adopted ASC 105-10 in our fiscal 2010 second quarter.  The adoption did not have an impact on our results of operations or financial condition.  However, because ASC 105-10 completely replaces existing standards, it affects the way GAAP is referenced within the financial statements.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities at fair value consist of the following at May 31:
	2010	2009

Certificates of deposit and commercial paper	$5,813	$4,241
Federal, state and municipal debt securities	5,497	483
Corporate debt securities	9,094	138

Total	20,404	4,862

Less long-term portion	6,763	621

Short-term portion	$13,641	$4,241

Available-for-sale securities include ARS, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt securities.  Despite the underlying long-term contractual maturity of ARS, there generally was a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of negative liquidity and uncertainty in financial credit markets, we experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature) and the rates are reset in accordance with terms in the prospectus/offering circular.  At May 31, 2010, total available-for-sale securities included $671 in debt securities, including $455 in illiquid ARS, valued below cost which are included in long-term assets.  The ARS consist of fully insured, state agency issued securities.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Available-for-sale securities were measured at fair value using the following inputs at May 31:

	2010	2009

Quoted prices in active markets for identical assets (Level 1)	$19,949	$4,379
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	455	483

Total	$20,404	$4,862

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3) for the year ended May 31:

	2010	2009

Beginning balance	$483	$1,265
Total losses (all unrealized and included in accumulated other comprehensive loss)	(28)	(17)
Sales	—	(465)
Transfers out	—	(300)

Ending balance	$455	$483

Contractual maturities of debt securities are as follows at May 31, 2010:

Less than one year	$7,828
One to five years	6,092
Over five years	671

Total	$14,591

3.	RECEIVABLES, NET

Receivables, net, consist of the following at May 31:
	2010	2009

Trade accounts	$20,878	$21,341
Refundable income taxes	707	1,644
Other	116	66

	21,701	23,051
Less allowances for doubtful accounts, sales returns and discounts	(1,969)	(2,335)

Total	$19,732	$20,716

4.	INVENTORIES

Inventories consist of the following at May 31:
	2010	2009

Raw materials	$15,299	$12,021
Work in process	1,910	1,270
Finished goods	17,872	16,733

Total	$35,081	$30,024

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at May 31:
	2010	2009

Furniture and equipment	$38,480	$35,647
Leasehold improvements	12,252	11,890
Construction in progress	1,156	1,962

Total cost	51,888	49,499
Less accumulated depreciation and amortization	(38,006)	(35,579)

Total, net	$13,882	$13,920

Purchase of property and equipment included in accounts payable amounted to $206, $68 and $63, respectively, at May 31, 2010, 2009 and 2008.

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following at May 31:

	2010			2009
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets - patents and trademarks	$700	$(700)	$—	$700	$(700)	$—

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:
	2010	2009

Accrued personnel related costs	$5,323	$1,652
Accrued promotional costs	6,076	6,225
Other	1,238	1,604

Total	$12,637	$9,481

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

8.	INCOME TAXES

The components of income tax expense for fiscal 2010, 2009 and 2008, are as follows:

	2010	2009	2008
Federal:
Current	$10,365	$4,936	$6,246
Deferred	(976)	48	58

State and local:
Current	915	631	681
Deferred	(108)	2	7

Total	$10,196	$5,617	$6,992

Income tax expense differs from a calculated income tax at the Federal statutory rate as follows:

	2010	2009	2008

Computed Federal income tax expense at the statutory rate of 35%	$10,025	$5,581	$6,403
State income tax expense	793	632	688
Tax exempt interest	(4)	(28)	(292)
Other	(618)	(568)	193

Total	$10,196	$5,617	$6,992

Net cash income tax payments amounted to $9,655, $4,524 and $10,574, respectively, for fiscal 2010, 2009 and 2008.

Deferred income taxes, net, consist of the following at May 31:

	2010		2009
	Current	Long-Term	Current	Long-Term
Assets:
Accounts receivable allowances	$596	$—	$ 666	$ —
Inventories adjustment	1,069	—	903	—
Long-term incentive awards	—	2,655	—	1,430
Accrued vacation, bonuses, dividends and other	1,354	439	1,115	563

Total	3,019	3,094	2,684	1,993

Liabilities:
Basis differences in fixed and intangible assets	—	(2,624)	—	(2,186)
Prepaid insurance	(162)	—	(298)	—
Other	(279)	—	(200)	(52)

Total	(441)	(2,624)	(498)	(2,238)

Deferred income taxes, net	$2,578	$470	$ 2,186	$ (245)

At May 31, 2010, we have no net operating loss, capital loss or tax credit carryforwards.  The amount of the deferred tax assets considered realizable, could be reduced or increased in the near-term if facts, including the amount of taxable income, differs from our estimates.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at June 1, 2007	$444
Additions based on tax positions related to the current year	37

Balance at May 31, 2008	481
Additions based on tax positions related to the current year	54
Additions based on tax positions related to prior years	45
Reductions for tax positions of prior years	(384)

Balance at May 31, 2009	196
Additions based on tax positions related to the current year	121
Additions based on tax positions related to prior years	38
Reductions for tax positions of prior years	(26)

Balance at May 31, 2010	$329

Of the total unrecognized tax benefits of $329 at May 31, 2010, $304 would affect the effective income tax rate, if recognized.  During fiscal 2010, unrecognized tax benefits for certain timing differences related to the amortization of certain intangible assets decreased by $26 due to the lapse of applicable statute of limitations.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During fiscal 2010, we recognized an increase of $4 in interest and penalties.  During fiscal 2009, we recognized a decrease of $36 in interest and penalties.  At May 31, 2010 and 2009, respectively, we had $11 and $7 in accrued interest and penalties.  The total unrecognized tax benefit accrued (including interest and penalties) was $340 and $203, respectively, at May 31, 2010 and 2009.  We do not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.  We file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2007, and we are no longer subject to state and local income tax examinations for years prior to fiscal 2006.

9.	CASH DIVIDENDS

In July 2007, our Board of Directors approved a $1.50 per share special cash dividend, which was paid on August 13, 2007 to shareholders of record of Class A and Class B common stock at the close of business on July 31, 2007.  In connection with the declaration of the special dividend, our Board of Directors approved certain dividend equivalent rights, allowing holders of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at July 31, 2007, the record date, the Company had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 26.6 million shares of outstanding Class A and Class B common stock, approximately 1.8 million shares of Class A common stock underlying outstanding stock options, and approximately 1.5 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $44,917; $22,457 for holders of Class A common stock, including $4,883 for Class A common stock underlying certain equity awards, and $22,460 for the holder of Class B common stock.  At May 31, 2008, we had unpaid dividends of $2,247, of which $1,016 remains unpaid at May 31, 2010.

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, payable on August 28, 2009 to shareholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at August 14, 2009, the record date, we had outstanding approximately 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including approximately 27.6 million shares of outstanding Class A and Class B common stock, approximately 1.3 million shares of Class A common stock underlying outstanding stock options, and approximately 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $14,927, presuming 100% vesting of shares underlying equity awards; $7,440 for holders of Class A common stock, including $1,105 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

In March 2010, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on April 14, 2010 to shareholders of record of Class A and Class B common stock at the close of business on March 31, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at March 31, 2010, the record date, we had outstanding 29.8 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was approximately $14,909, presuming 100% vesting of shares underlying equity awards; $7,422 for holders of Class A common stock, including $991 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

In connection with the dividends paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options and certain restricted stock units, we recognized non-cash compensation expense and corresponding increase in additional paid-in capital of $506, $22 and $4,857, respectively, during fiscal 2010, 2009 and 2008; and cash compensation expense of $63 during fiscal 2008.

With respect to outstanding restricted stock and restricted stock units that were unvested at May 31, 2010, or for which the issuance of shares underlying restricted stock units has been deferred, the dividends will not be distributed until after such equity awards vest or the deferred shares are issued.  At May 31, 2010, we had unpaid dividends of $1,054 relating to dividends declared during fiscal 2010.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss for fiscal 2010 and 2009, are as follows:

2010:	Pre-tax Loss	Tax Expense	Net Loss
Available-for-sale debt securities valuation adjustment:
Unrealized gains	$129	$51	$78
Reclassification adjustment for realized loss (gain)	—	—	—

Net unrealized loss	$129	$51	$78

2009:	Pre-tax Loss	Tax Expense	Net Loss
Available-for-sale debt securities valuation adjustment:
Unrealized gains	$179	$73	$106
Reclassification adjustment for realized loss (gain)	—	—	—

Net unrealized loss	$179	$73	$106

We had no accumulated other comprehensive income or loss for fiscal 2008.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

11.	EARNINGS PER SHARE

The reconciliation of numerators and denominators basic and diluted earnings per share computations for fiscal 2010, 2009 and 2008, are as follows:
	2010	2009	2008
Income available to common shareholders (numerator):
Net income	$18,446	$10,330	$11,302
Adjustments	—	—	—

Income on which basic and diluted earnings per share are calculated	$18,446	$10,330	$11,302

Weighted-average number of common shares outstanding (denominator):
Basic	28,360,184	27,332,659	26,636,315
Add-incremental shares from restricted stock	32,838	17,904	5,024
Add-incremental shares from restricted stock units	107,749	759,207	676,461
Add-incremental shares from stock options	427,391	528,078	681,955

Diluted	28,928,162	28,637,848	27,999,755

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

The fair value of options granted was estimated at the date of grant using a Binomial Option pricing model with the following weighted average assumptions for fiscal 2009 and 2008, respectively.  There were no options granted during fiscal 2010.

	2009		2008

Expected volatility	32.80%		48.92%
Expected term	2.00	years	3.67	years
Risk-free interest rate	0.90%		4.46%
Dividend yield	0.00%		0.00%

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Information relating to stock options issued under the 1997 Plan and 2004 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, June 1, 2007	1,826,651	$2.77
Granted	45,000	5.97
Exercised	(77,167)	3.38
Canceled, forfeited and/or expired	(5,000)	3.00

Options outstanding, May 31, 2008	1,789,484	2.84
Granted	15,000	4.68
Exercised	(533,217)	2.95
Canceled, forfeited and/or expired	—	—

Options outstanding, May 31, 2009	1,271,267	2.82
Granted	—	—
Exercised	(267,600)	2.60
Canceled, forfeited and/or expired	—	—

Options outstanding, May 31, 2010	1,003,667	$2.87	1.82	$4,242

Exercisable options, May 31, 2010	1,003,667	$2.87	1.82	$4,242

The weighted average grant-date fair value of options granted was $0.91 and $2.90, respectively, for fiscal 2009 and 2008.  The total intrinsic value of options exercised was $927, $1,772 and $183, respectively, for fiscal 2010, 2009 and 2008.  We received $162, $383 and $260, respectively, for stock options exercised during fiscal 2010, 2009 and 2008.  In addition, during fiscal 2010 and 2009, respectively, 86,064 and 188,024 shares of common stock valued at $534 and $1,189 (the aggregate exercise price) were surrendered as a result of 205,000 and 403,350 stock options exercised in cashless transactions.

Effective August 16, 2002, we issued 640,000 restricted shares of Class A common stock to certain officers and employees.  The aggregate value of the restricted shares at issuance was $1,038, which we expensed on a straight-line basis over the accompanying five-year vesting period.  During fiscal 2008, 83,800 restricted shares vested.  Concurrent with fiscal 2008 vesting, we reacquired (and ultimately retired) 22,676 shares from certain employees in connection with the payment of individual income taxes.  As of May 31, 2009, of the 640,000 restricted shares originally issued, 528,800 shares vested, of which 103,338 shares were reacquired (and retired), and 111,200 shares were cancelled.

During fiscal 2010, 2009 and 2008, respectively, we granted 58,518, 113,146 and 114,157 restricted shares and restricted stock units to employee or non-employee directors at an average grant date fair value of $5.74, $5.11 and $5.74 per share.  The shares generally vest over three years.  Unvested restricted shares and restricted stock units totaled 165,249, 182,146 and 133,144, respectively, at May 31, 2010, 2009 and 2008.

Stock-based compensation expense for stock options, restricted stock units and restricted shares amounted to $406, $365 and $327, respectively, and the related tax benefit was approximately $161, $145 and $125, respectively, for fiscal 2010, 2009 and 2008.  At May 31, 2010, total unrecognized compensation cost related to these non-vested share-based compensation awards was approximately $518, which is expected to be recognized over a weighted average period of 1.9 years.

On March 17, 2006, the Compensation Committee of our Board of Directors, pursuant to our 2004 Plan, approved the adoption of a long term incentive plan involving the grant of performance based restricted stock units (the “Units”).  On March 20, 2006, a total of 1,437,200 Units were issued to certain officers and employees.  Each Unit represents the right to receive one share of the Company’s Class A common stock, subject to certain performance based vesting requirements.  The Units vest based on the Company’s performance in relation to certain specified pre-established performance criteria targets over a performance period beginning on January 1, 2006 and expiring on May 31, 2008.  The performance criteria upon which the Units vest is based upon a “Business Value Created” formula, which is comprised of two performance criteria components: operating earnings and return on net capital.  Based upon the amount of Business Value Credited in accordance with the formula, the Units were vested in full at May 31, 2008.  The grant date fair value of each Unit was $5.11.  We recognized compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria would be achieved.  For fiscal 2008, we recognized compensation expense of $3,364, and the related tax benefit was approximately $1,286.

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

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards is based on the periodic assessment of the probability that the performance criteria will be achieved.  At May 31, 2010 and 2009, respectively, based on our probability assessments we determined that the fair value of the Performance Awards was $4,282 and zero.  Thus, for the years ended May 31, 2010 and 2009, respectively, we recognized compensation expense of $2,540 and zero.  At May 31, 2010 and 2009, respectively, accrued compensation expense included in other long-term liabilities totaled $2,540 and zero.

Also, on December 12, 2008, the Compensation Committee of our Board of Directors granted 240,500 restricted stock units (the “New Units”) to certain employees not participating in the Performance Awards program.  Each New Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value of the New Units at the grant date was $1,332, which is being expensed over the vesting (service) period.  The New Units cliff vest on May 31, 2011, assuming the holder is still employed.  Any dividends paid between the grant date and vesting will be payable to the holder upon vesting of the New Units.  For the years ended May 31, 2010 and 2009, respectively, we recognized $448 and $248 in compensation expense.

13.	COMMITMENTS AND CONTINGENCIES

Leases – We lease warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through 2013.  At May 31, 2010, future minimum payments of $6,612 under these non-cancelable operating leases are due as follows: $2,352 (2011), $2,318 (2012), $1,933 (2013), $7 (2014), and $2 (2015).  Rental expense was $2,416, $2,500 and $2,584, respectively, for fiscal 2010, 2009 and 2008.

Purchase Commitments – At May 31, 2010, we are committed to future purchases primarily for inventory related items, including raw materials, packaging and outsourced contract manufacturing, under open purchase orders for specified quantities with fixed price provisions aggregating $27,994.

Credit Facility – On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), a new $80,000 revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility replaced our previous $25.0 million credit facility which expired on June 30, 2009, and contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG's obligations under the Credit Facility are guaranteed by us and SNG's domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  At May 31, 2010, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80,000 was available for borrowing under the Credit Facility.

Cash interest payments amounted to $194, $111 and $113, respectively, for fiscal 2010, 2009 and 2008.

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

Royalty expense, related to the Mariz licensing agreements, amounted to $512, $423 and $286, respectively, for fiscal 2010, 2009 and 2008.

Retirement Plan – We sponsor a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements.  We make discretionary contributions of 50% of the employee’s contributions up to the first seven percent (six percent prior to January 1, 2008) of the employee’s compensation.  Contribution expense amounted to $482, $536 and $457, respectively, for fiscal 2010, 2009 and 2008.

Other Taxes – At May 31, 2010 and 2009, we have recorded liabilities for certain non-income tax uncertainties of $129.

14.	RELATED PARTY TRANSACTIONS

Significant related party transactions, not otherwise disclosed, are summarized below.

We provide contract manufacturing services to WGN.  For fiscal 2010, 2009 and 2008, respectively, net sales to WGN were $1,037, $1,280 and $1,308, with a gross profit of $99, $116 and $120.  In addition, we received $249, $418 and $465 (reflected as a reduction in operating expenses), respectively, for certain general and administrative, research and development, and logistics services provided to WGN during fiscal 2010, 2009 and 2008.  At May 31, 2010 and 2009, respectively, net receivables due from WGN totaled $18 and $104.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

15.	QUARTERLY RESULTS (UNAUDITED)

Quarterly results (unaudited) for fiscal 2010 and 2009 are as follows:

	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2010:
Net sales	$48,565	$53,754	$53,318	$49,250
Gross profit	19,162	24,235	22,181	19,472
Income from operations	7,026	9,470	8,484	3,830
Income tax expense	2,671	3,506	2,679	1,340
Net income	4,391	5,883	5,733	2,439
Basic net income per share	0.16	0.21	0.20	0.08
Diluted net income per share	0.15	0.20	0.20	0.08

	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2009:
Net sales	$47,790	$47,293	$49,872	$45,736
Gross profit	17,878	17,603	17,309	14,040
Income from operations	5,020	4,462	5,211	493
Income tax expense	2,050	1,810	1,712	45
Net income	3,249	2,912	3,616	553
Basic net income per share	0.12	0.11	0.13	0.02
Diluted net income per share	0.11	0.10	0.13	0.02

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION OF QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2010, 2009 AND 2008
(in thousands)

Description	Balance at Beginning of Year	Reductions Charged to Costs / Expenses	Additions Charged to Net Sales	Reductions due to Divestiture	Deductions / Write-offs	Balance at End of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2008	$380	$—	$—	$—	$(59)	$321
2009	$321	$—	$132	$—	$(3)	$450
2010	$450	$—	$—	$—	$(274)	$176

ALLOWANCE FOR SALES RETURNS AND DISCOUNTS:
2008	$1,781	$—	$7,069	$—	$(7,638)	$1,212
2009	$1,212	$—	$9,353	$—	$(8,680)	$1,885
2010	$1,885	$—	$8,811	$—	$(8,903)	$1,793