Form 10-K/A
period 2010-05-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2010-09-28
CIK 1022368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of August 31, 2010 the registrant had outstanding 12,883,559 shares of Class A common stock and 14,973,148 shares of Class B common stock.

EXPLANATORY NOTE

Schiff Nutrition International, Inc. (“we,” “us,” or “our”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended May 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on August 17, 2010 (the “10-K”), for the sole purpose of including the items required under Part III of Form 10-K.  No other information in the 10-K is amended hereby.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The current members of our Board of Directors (the “Board”) are set forth below.  The term for each director’s service will expire at the 2010 Annual Meeting of Stockholders.

Name	Age	Position with the Company
Eric Weider	47	Chairman of the Board
George F. Lengvari	68	Vice Chairman of the Board
Bruce J. Wood	60	Chief Executive Officer, President and Director
Ronald L. Corey	71	Director
Michael Hyatt	65	Director
Eugene B. Jones	62	Director
Roger H. Kimmel	64	Director
Brian P. McDermott	53	Director

Set forth below are descriptions of the backgrounds of our current directors.  We are not aware of any family relationships among any of our directors or executive officers.

Eric Weider has been a director since June 1989 and Chairman of the Board since August 1996. Since 1997, Mr. Weider has been President and Chief Executive Officer of Weider Health and Fitness, a control stockholder of the Company. Mr. Weider also serves as Chairman of the board of directors of Weider Health and Fitness. Mr. Weider is President of the Joe Weider Foundation and is a director of Hillsdale Investment Management, Inc., an investment management company based in Toronto, Canada.  Mr. Weider contributes significant knowledge of the nutrition, vitamin and supplement industry and strong corporate leadership experience to our board.  In addition, Mr. Weider’s familiarity with our operations and history provides him with the perspective needed to guide effective Board deliberations and to make timely recommendations.

George F. Lengvari has been a director since August 1996 and serves as Vice Chairman of the Board. Mr. Lengvari was Vice Chairman of the board of directors of Weider Health and Fitness, a control stockholder of the Company, until August 2009. Mr. Lengvari also served as an executive officer of Weider Health and Fitness from June 1995 through December 2004. Prior to joining Weider Health and Fitness, Mr. Lengvari was a partner for 22 years in the law firm Lengvari Braman and was of counsel to the law firm LaPointe Rosenstein until June 2010.  Mr. Lengvari’s legal expertise, coupled with his board leadership experience in our industry, provide him with useful perspective and strategic input to offer to our Board meetings.  Mr. Lengvari also brings knowledge of the Company’s business, history and culture to the Board.

Bruce J. Wood has been our Chief Executive Officer, President and a director since June 1999. From January 1998 to December 1998, Mr. Wood was President and a founder of All Stick Label LLC, a private company which manufactures custom pressure sensitive labels. From 1973 to December 1997, Mr. Wood held various management positions with divisions of Nabisco, Inc., a manufacturer and marketer of packaged food, including President and Chief Executive Officer of Nabisco, Ltd., President of Planters Lifesavers Company, and Senior Vice President, Marketing of both Nabisco Biscuit Company and Del Monte USA.  Mr. Wood also serves as a director of Payge International Ltd., a private company that manufactures injection molded plastic industrial and advertising products.  Mr. Wood’s nearly four decades of executive and operational experience in the consumer goods industry contributes to a unique understanding of our business, including the management of our operations.  Mr. Wood’s leadership role at the Company over the past decade has additionally provided him with considerable knowledge of and familiarity with our revenue model and overall growth strategy.

Ronald L. Corey has been a director since August 1996. Since 1999, Mr. Corey has been a consultant to various corporations, most recently to Synchro Sports in connection with the Professional Golf Association Champions Tour event in Montreal commencing in 2010. Mr. Corey served as President of the Club de Hockey Canadien Inc. (the Montreal Canadiens) and the Molson Center Inc. from 1982 through July 1999. In addition, between 1985 and 1989, Mr. Corey held the position of Chairman of the Board and director of the Montreal Port Corporation, an agency which maintains and leases infrastructures to private stevedoring companies.  Mr. Corey’s broad range of corporate governance experience on our Board and the boards of other large organizations enables him to contribute a fresh perspective to our Board’s deliberations.

Michael Hyatt has been a director since April 2009. Mr. Hyatt has been a Senior Advisor at Irving Place Capital (formerly Bear Stearns Merchant Bank), an institutional private equity firm focused on making equity investments in middle-market companies, since October 2008. Prior to that, he was a Senior Managing Director of Investment Banking at Bear Stearns & Co., Inc., having joined in 1980. Mr. Hyatt has served on the Board of Directors of Endo Pharmaceutical Holdings, Inc., a NASDAQ-listed company engaged in the development and sale of pharmaceutical products, since July 2000, and currently serves on its Nominating and Governance Committee and as chair of its Transactions Committee.  Mr. Hyatt’s long-standing executive and directorial experience at major global corporations, along with his financial expertise gained from years as a senior investment professional, provides him with the ability to understand and recommend solutions to the challenges faced by our business in a diplomatic manner.  Additionally, Mr. Hyatt’s experience in other industries ensures that he brings an independent and unique perspective to our Board.

Eugene B. Jones has been a director since April 2009. Since January 2010, Mr. Jones has served as a director of World Heart Corporation, a NASDAQ-listed company that develops ventricular assist devices.  Mr. Jones also serves on the boards of the Bank of Utah and Larada Sciences Inc., two privately held companies.  From April 2004 through January 2007, Mr. Jones was Chief Financial Officer of Amedica Corporation, an early stage company seeking to develop ceramic orthopedic implants for spinal and reconstructive joint applications. Mr. Jones began working for KPMG LLP, an audit, tax and advisory services firm, in 1973, was elected to partnership in 1984, and retired in 2002.  Mr. Jones is a certified public accountant.  Mr. Jones’ corporate governance experience on the boards of private and public companies and his knowledge of finance and accounting position him to make an effective contribution to the Board’s understanding of the Company’s financial statements and business model.  In particular, Mr. Jones contributes valued financial expertise to our Audit Committee.

Roger H. Kimmel has been a director since August 1996. Mr. Kimmel has been Vice Chairman of Rothschild, Inc., an investment banking firm, since January 2001. Mr. Kimmel was a director of Weider Health and Fitness, a control stockholder of the Company, until August 2009. Mr. Kimmel is also Chairman of the Board of Endo Pharmaceutical Holdings, Inc., a NASDAQ-listed company engaged in the development and sale of pharmaceutical products, and is Chairman of Endo’s Nominating & Governance Committee and a member of Endo’s Audit Committee.  Mr. Kimmel is also a director of PG&E Corporation, a NYSE-listed company engaged in energy-based businesses and has been Chairman of the Board of Trustees of the University of Virginia Law School Foundation (not-for-profit) since January 2009. Mr. Kimmel brings business, finance, and legal skills, as well as leadership and problem-solving skills developed as an executive and a director of, and legal counsel to, large public companies. His specific expertise includes corporate transactions, finance, investment banking, international business, corporate governance, and legal matters.  Mr. Kimmel also brings knowledge of the Company’s business, history and culture to the Board.

Brian P. McDermott has been a director since June 2001. Mr. McDermott has been President and Chief Executive Officer of Development Advisors, a consulting practice, since February 2009. From May 1988 to December 2008 Mr. McDermott was a General Partner in Hancock Park Associates, a private equity firm, and held various management and director positions in several of the firm’s portfolio companies, including the following: (i) Mr. McDermott served as President and Chief Executive Officer of Right Start Acquisition Company, a specialty retailer that filed a Chapter 11 bankruptcy petition in February 2009, from December 2003 to April 2008; (ii) Mr. McDermott served as a director, President, Chief Executive Officer or Chairman of Fitness Holdings International, Inc., a retail chain selling home fitness equipment, and its predecessor from November 2001 to December 2008; and (iii) Mr. McDermott held various management positions with Leslie's Poolmart, Inc. from 1988 to May 2000, including President and/or Chief Executive Officer from 1989 to December 1999 and Chairman of the Board from January 2000 to May 2000. From November 1994 to December 1998, Mr. McDermott served as Chairman of the Board of Busy Body, Inc., a specialty retailer of fitness equipment.  Mr. McDermott has cultivated strong strategic and leadership skills through his executive experience at a private equity firm and related management roles at various portfolio companies, including several in the fitness industry.  Coupled with his directorships at several public and private companies, Mr. McDermott is well positioned to contribute practical advice to our Board regarding operational and governance matters.

Executive Officers

The following table sets forth the names, ages and titles of our current executive officers.

Name	Age	Position with the Company
Bruce J. Wood	60	Chief Executive Officer, President and Director
Joseph W. Baty	53	Executive Vice President and Chief Financial Officer
Thomas H. Elitharp	61	Executive Vice President-Operations and Support Services

Set forth below are descriptions of the backgrounds of our current executive officers. For a description of the background of Mr. Wood, see “Board of Directors” above. We are not aware of any family relationships among any of our directors and executive officers.

Mr. Baty has served as Executive Vice President and Chief Financial Officer since November 1999. From January 1997 to October 1999, Mr. Baty served as Senior Vice President-Finance. Prior to joining us, Mr. Baty was a certified public accountant and partner at KPMG LLP, which he joined in 1984.

Mr. Elitharp has served as Executive Vice President-Operations and Support Services since June 2001. From September 1997 to May 2001, Mr. Elitharp served as Senior Vice President-Operations. Prior to joining us, Mr. Elitharp held numerous positions with Welch Foods Inc., a manufacturer of food products, for over 18 years, most recently as Director of Operations for its East Coast manufacturing locations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our Class A common stock to file initial reports of ownership and changes in ownership of our Class A common stock with the SEC. These persons and entities are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended May 31, 2010, all reporting persons complied with all applicable Section 16(a) filing requirements, except that an amended Form 3 and a Form 4 were filed for Eric Weider, our director, to report his beneficial ownership of the shares held by Weider Health and Fitness by virtue of his control over the voting and disposition of such shares and to report his indirect interest in a transaction by Weider Health and Fitness in October 2001.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer, and controller, employees, and directors. The Code of Business Conduct and Ethics is available on our website at www.schiffnutrition.com.  In addition, stockholders may request a free copy of the Code of Business Conduct and Ethics from: Schiff Nutrition International, Inc., Attention: Corporate Secretary, 2002 South 5070 West, Salt Lake City, Utah 84104.

Any amendment or waiver of our Code of Business Conduct and Ethics relating to any of our officers or directors will be disclosed on our website. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that cover areas such as director responsibilities and qualifications, management succession, and Board committees. A copy of these Guidelines is available on our website at www.schiffnutrition.com.  In addition, stockholders may request a free copy of the Corporate Governance Guidelines from: Schiff Nutrition International, Inc., Attention: Corporate Secretary, 2002 South 5070 West, Salt Lake City, Utah 84104.

Executive Sessions of Non-Management Directors

Our non-management directors regularly meet in executive sessions of the Board in which our management director and other members of management do not participate. These non-management sessions are generally scheduled on the same day as regularly scheduled quarterly meetings of our Board. The presiding director rotates based on pre-established agreement among the non-management directors. In addition, our independent directors meet in executive session at least once per year.

Corporate Governance Information

Our business is managed under the direction of our Board. To assist in carrying out their responsibilities, our Board has established a standing Executive Committee, Audit Committee, and Compensation Committee. We do not have a standing nominating committee.

Controlled Company Exemption Election; Independent Directors

We have determined that due to the beneficial ownership by Weider Health and Fitness of greater than 50% of the Voting Shares (approximately 92%), we are a “controlled company” as defined in the New York Stock Exchange (“NYSE”) listing standards. As such, we have elected to be exempted from the NYSE requirements that the Board have a majority of independent directors and that we have a separate nominating/corporate governance committee composed entirely of independent directors. Each of Messrs. Corey, Hyatt, Jones and McDermott has confirmed to the Board that neither he nor any member of his family has any relationship, commercial or otherwise, with the Company (other than as a stockholder and a director). Our Board has thus determined that each of Messrs. Corey, Hyatt, Jones and McDermott is independent, as determined in accordance with NYSE listing standards. Based on the relationships of Messrs. Weider, Lengvari and Kimmel with Weider Health and Fitness, and the relationship of Mr. Wood as our Chief Executive Officer, the Board has determined that during fiscal 2010 none of Messrs. Weider, Lengvari, Kimmel, and Wood was independent.  Messrs. Lengvari and Kimmel resigned from the Board of Directors of Weider Health and Fitness in August 2009.

Board Leadership Structure

Mr. Weider is the Chairman of our Board and Mr. Wood is our Chief Executive Officer, President and a director. The Board has not adopted a specific policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. The Board believes it is appropriate to retain the discretion and flexibility to make these determinations from time to time as needed to provide appropriate leadership for the Company.

At this time, we believe the most appropriate Board leadership structure for our Company is to separate the roles of the Chief Executive Officer and Chairman of the Board as a result of the differences between the two roles. Our Chief Executive Officer is responsible for the day to day leadership and performance of the Company, while the Chairman of the Board provides strategic guidance to the Chief Executive Officer and sets the agenda for Board meetings and presides over meetings of the full Board.  Although Mr. Weider is not independent under NYSE listing standards, the Board believes the experience, leadership and vision he provides as Chairman of the Board are essential to the short and long term success of the Company.

Board’s Role in Risk Oversight

Our Board oversees the risk management process, while executive management oversees and manages risk on a daily basis. Executive management provides regular reports to our Board on areas of material risk to the Company, including operational, financial, legal, regulatory and strategic risks. While our Board is ultimately responsible for risk oversight, each of the Board committees assists in fulfilling these oversight responsibilities. The Audit Committee oversees management of financial risks by identifying key areas of risk for the Company.  The Audit Committee also discusses with management the Company’s policies with respect to risk assessment and risk management and the Company’s significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures.  The Compensation Committee is responsible for overseeing the management of risks relating to the compensation of executives and employees. Our Executive Committee oversees the overall strategic plan of the Company and assesses short- and long-term strategic goals and challenges.  To facilitate our Board’s oversight of our risk management process, the chairperson of the relevant Board committee reports on its discussions to the full Board at its regular meetings, thereby enabling the Board and its committees to coordinate the risk oversight role and keep informed of any developments impacting the Company’s risk profile.

Executive Committee

The current members of the Executive Committee are Messrs. Weider, Lengvari, and Wood. During fiscal 2010, the Executive Committee met several times on an informal basis. The Executive Committee has the authority to determine questions of general policy with regard to our business, to the extent permitted by law.

Audit Committee

The current members of the Audit Committee are Messrs. Jones, Corey and McDermott. Mr. Jones serves as the Chairman of the Audit Committee.  Prior to the expiration of his term as a director at the 2009 Annual Meeting of Stockholders, Mr. Powell served as Chairman of the Audit Committee. During fiscal 2010, the Audit Committee met seven times and acted by unanimous written consent twice.  The Audit Committee operates pursuant to a written charter that was amended by our Board in July 2009, a copy of which is available on our website at www.schiffnutrition.com. In addition, stockholders may request a free copy of the Audit Committee Charter from: Schiff Nutrition International, Inc., Attention: Corporate Secretary, 2002 South 5070 West, Salt Lake City, Utah 84104.

The Audit Committee’s responsibilities include:

●	appointment, compensation, retention, and oversight of the independent auditors;

●	consulting with the independent auditors with regard to the plan and scope of audit;

●	reviewing, in consultation with the independent auditors, the report of audit or proposed report of audit and the accompanying management letter, if any;

●	reviewing the impact of new or proposed changes in accounting principles or regulatory requirements;

●	consulting with the independent auditors with regard to the adequacy of internal controls and, as appropriate, consulting with management regarding the same;

●	pre-approval of audit and non-audit services performed and fees charged, and review of the possible effect of the performance of such services on the auditor’s independence;

●	reviewing and approving related party transactions; and

●	such other responsibilities set forth in the Audit Committee Charter or as directed by our Board from time to time.

Our Board has determined that all members of the Audit Committee are independent and financially literate, as those terms are defined in the NYSE listing standards, and are independent, as such term is defined under the SEC rules. Our Board has also determined that Mr. Jones, current Chairman of the Audit Committee, qualifies as an audit committee financial expert as defined in SEC rules. See the section entitled “Board of Directors” above for a description of the relevant experience of these directors.

Compensation Committee

The current members of the Compensation Committee are Messrs. Hyatt, Corey and McDermott, each of whom the Board has determined is independent, as that term is defined in the NYSE listing standards. Mr. Hyatt serves as the Chairman of the Compensation Committee.  Prior to the expiration of his term as a director at the 2009 Annual Meeting of Stockholders, Mr. Powell served as a member of the Compensation Committee and Mr. McDermott served as the Chairman of the Compensation Committee.  During fiscal 2010, the

Compensation Committee met five times and acted by unanimous written consent once. The Compensation Committee operates pursuant to a written charter that was amended by our Board in July 2009, a copy of which is available on our website at www.schiffnutrition.com. In addition, stockholders may request a free copy of the Compensation Committee Charter from: Schiff Nutrition International, Inc., Attention: Corporate Secretary, 2002 South 5070 West, Salt Lake City, Utah 84104.

The Compensation Committee’s responsibilities include:

●
reviewing and approving corporate goals and objectives relevant to our Chief Executive Officer’s compensation, and evaluating our Chief Executive Officer’s performance in light of those goals and objectives;

●	establishing and reviewing the compensation, including equity awards, bonuses, and all other forms of compensation for our executive officers and such other officers as directed by our Board;

●	reviewing general compensation policies, programs, and guidelines for our employees and the criteria by which bonuses to our employees are determined;

●	reviewing and approving all employment, severance, and change in control arrangements with our executive officers;

●	acting as Administrator of our equity award plans; and

●	such other responsibilities as set forth in the Compensation Committee Charter or as directed by our Board from time to time.

Mr. Wood, our Chief Executive Officer, annually reviews the performance of each executive officer and other members of senior management (other than the Chief Executive Officer, whose performance is reviewed by the Compensation Committee) and makes recommendations regarding the base salary and other compensation payable to these officers. The Compensation Committee considers the recommendations of Mr. Wood in determining base salaries, adjustments to base salaries, annual cash incentive program targets and awards, and equity awards, if any, for the executive officers and other members of senior management. The Compensation Committee generally exercises its discretion in modifying any recommended adjustments or awards to executives. The Compensation Committee has the authority to retain consultants and advisors as it may deem appropriate in its sole discretion, and has the sole authority to approve related fees and other retention terms. Beginning in February 2008 and continuing to present, the Compensation Committee has retained the services of Exequity, an independent compensation consulting firm, to advise the Compensation Committee with respect to our overall executive and senior management compensation programs, including market comparisons and long-term incentive programs.  However, for fiscal 2010, neither the Compensation Committee nor management worked with Exequity or any other consultant for advice or market research regarding fiscal 2010 compensation.

Nominating Committee Functions

As set forth in the NYSE listing standards, we are not required to have a nominating committee because we are a “controlled company.”  See “Controlled Company Exemption Election; Independent Directors” above. Because of this exemption, and because our Board believes that it is more appropriate for all of our directors to be involved in the process of nominating persons for election as directors, our Board does not have a nominating committee. Accordingly, our Board as a whole performs the functions of a nominating committee and is responsible for reviewing the requisite skills and characteristics of our directors. Our Board will consider candidates for nomination as a director recommended by stockholders, current directors, officers, third-party search firms and other sources. Our Board considers stockholder recommendations for candidates in the same manner as those received from others.

For new candidates, our Board generally polls the directors and members of management for their recommendations. Our Board may engage a third-party search firm to identify candidates in those situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate. Our Board reviews the qualifications, experience, and background of all candidates. Final candidates are typically interviewed by both Board members and executive management.

Our Corporate Governance Guidelines state that members of the Board should possess the highest personal and professional ethics, integrity and values, and be committed to serving the long-term interests of the Company's stockholders. In identifying nominees, the Board also takes into consideration all other factors it considers appropriate with the goal of having a Board with backgrounds, skills and experience in business, finance and other areas relevant to the Company's operations.  The Board does not have a policy for considering diversity in identifying director nominees, but generally seeks to have a Board consisting of members that have relevant industry background, experience serving on the boards of large companies (whether public or private) or unique perspective from managing companies in other industries with qualities similar to our business, or any combination of the foregoing attributes.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Overview

Introduction

We qualify as a “smaller reporting company” under the rules of the SEC and as such have elected to provide an overview and summary of our compensation program in lieu of the Compensation Discussion and Analysis. This Compensation Overview section discusses the material features of our compensation programs and policies for our executive officers and the Compensation Committee’s role in the design and administration of these programs and policies and in making specific compensation decisions for our executive officers, including our “named executive officers,” which for fiscal 2010 under the smaller reporting company rules consist of:

●	Bruce J. Wood, our Chief Executive Officer, President and director,

●	Joseph W. Baty, our Executive Vice President and Chief Financial Officer, and

●	Thomas H. Elitharp, our Executive Vice President-Operations and Support Services.

General Philosophy and Objectives

The Compensation Committee attempts to promote our financial and operational success by attracting, motivating, and assisting in the retention of key employees who demonstrate the highest levels of ability and talent. The overall objectives of our compensation policies and practices are to:

●	provide competitive compensation arrangements to attract and retain highly qualified executives and other key employees;

●
motivate our executive officers and other key employees by aligning pay and performance and subjecting a significant portion of our executive officers’ cash compensation to the achievement of pre-established short-term corporate financial performance objectives;

●
create value in the Company and align the interests of our stockholders and executives by providing long-term incentive awards that are based on pre-established long-term corporate performance objectives; and

●	ensure that our executive officers serve the best interests of our stockholders in the event of a proposed change in control transaction without concern over their personal financial security.

Each element of our compensation program is designed to satisfy one or more of these compensation objectives, and each element is an integral part of and supports our overall compensation objectives. Our executive officer compensation program currently is composed of base salary, an annual cash incentive program that is based on our annual financial performance measured against specific pre-established goals, long-term performance awards and certain severance and change in control benefits. In December 2008, we implemented a new long-term performance program, which included the grant of performance awards to our top eight members of senior management and three-year cliff vesting restricted stock units to the remaining members of senior management. The performance awards are denominated by a targeted dollar value and are payable based on how we perform against specified pre-established goals for net sales, operating income and net cash flow, as measured over the performance period and as discussed below. The performance period for the performance awards is October 1, 2008 through May 31, 2011 and any earned awards will be paid two thirds in cash and one third in shares of our Class A common stock after the end of the performance period.  Prior to the implementation of these performance awards, in 2006 we awarded restricted stock units based on our performance against targeted pre-established financial goals for Business Value Created or “BVC” formula that was based on our operating income and return on net capital over the period from January 1, 2006 through May 31, 2008. Since the introduction of long-term performance-based incentive programs in 2006, the Compensation Committee has emphasized the creation of value and the alignment of executive compensation with the interest of our stockholders. In addition, the Compensation Committee believes that a significant portion of total compensation should be tied to our performance, with over half of the executive officer’s total compensation (at target) being paid based on pre-established short-term and long-term financial performance metrics.

Determination of Compensation

Compensation Committee Retention of Compensation Consultant. From time to time, the Compensation Committee retains the services of independent compensation consulting firms. Beginning in February 2008, the Compensation Committee retained Exequity, an independent compensation consulting firm, to advise the Compensation Committee with respect to our overall executive compensation programs. For fiscal 2010, the Compensation Committee determined not to consult with, and management did not consult with, Exequity or any other compensation consultant.

Involvement of our Chief Executive Officer. Mr. Bruce Wood, our Chief Executive Officer, annually reviews the performance of each executive officer (other than the Chief Executive Officer, whose performance is reviewed by the Compensation Committee). The Compensation Committee considers the recommendations of Mr. Wood in determining base salaries, adjustments to base salaries, annual cash incentive program targets and awards, and equity and performance awards for executive officers. The Compensation Committee generally exercises its discretion in modifying any recommended adjustments or awards to executives.  Management also makes presentations to the Compensation Committee regarding the proposed bonus structure and performance goals in comparison to the fiscal budget and anticipated costs and other matters that impact the budget.

Components of Compensation

Base Salary. Base salaries provide our executive officers with a degree of financial certainty and stability. A competitive base salary is necessary to the development and retention of capable management and is consistent with our long-term goals. Base salaries for executives are determined based upon the Compensation Committee’s evaluation of, among other factors, the responsibilities of the position held, the experience and tenure with the Company of the individual, the job performance of the individual, our general practice to target salary levels at competitive median levels, our overall financial results and general economic conditions.

The Compensation Committee generally makes salary adjustments as of August 1 of each year. Mr. Wood has a minimum salary set by his employment agreement, subject to upward adjustment by the Compensation Committee.  No formulaic base salary increases are provided to the named executive officers. Based on the recommendations of management in light of the poor economy and the Company’s below budget financial performance in fiscal 2009, annual base salaries for our executive officers and other members of management were not increased for fiscal 2010.  The annual salaries of certain other employees were increased 1.5%.

Annual Performance-Based Cash Bonuses. The management annual incentive program has been established to reward participants for their contributions to the achievement of Company financial performance. Approximately 90 employees participated in the bonus program for fiscal 2010. The aggregate amount of the bonuses awarded in fiscal 2010 is determined by reference to our financial performance.

As discussed below, our performance against a pre-established financial performance target for the fiscal year determines the amount of aggregate bonus pool available for participants in the bonus program and the actual bonus amount a participant may receive. Among the named executive officers, only Mr. Wood’s employment agreement provides parameters for his annual bonus, as it sets his target bonus percentage at 70% of base salary. Target bonuses for the other named executive officers and program participants also are expressed as a percentage of base salary, and for fiscal 2010 were continued at 55% for Messrs. Baty and Elitharp. Actual bonus amounts are determined shortly after fiscal year end after review of Company performance. Our Chief Executive Officer, and at times other members of senior management, presents the final calculation to the Compensation Committee. The Compensation Committee then reviews actual Company performance, the bonus calculations and methodology, and the previously approved annual incentive program financial performance target and bonus grid and determines the amount payable consistent with the pre-established program.

The Compensation Committee approved the fiscal 2010 management annual bonus plan following its review with the Chief Executive Officer of the proposed annual bonus structure for 2010 and contemplated budget adjustments and its review of information relating to annual incentive costs (historical and prospective).  For fiscal 2010, the Compensation Committee continued the prior year’s financial performance targets based on our performance against a pre-established target grid for “pre-management incentive cost income from continuing operations before income taxes” (“IBT”), which is based on the Company’s Consolidated Statements of Income line item “Income before income taxes,” adjusted primarily to negate the impact of applicable management incentive plan expenses for the applicable fiscal year.  Based on the IBT grid, the bonus amount for each participant would be 100% of target if we attained target IBT of $30.6 million, 30% of target if we attained threshold IBT of $20.8 million and 150% of target if we attained a maximum IBT of $36.4 million.  No bonus is payable, however, if the threshold IBT is not met. Total funds placed in the pool for payout to all participants in the plan for fiscal 2010 would be approximately $2.3 million at target IBT; $0.7 million at threshold IBT; and $3.5 million at maximum IBT. For fiscal 2010, approximately $3.4 million was placed in the bonus pool and paid out, based on IBT of approximately $36.2 million, or a financial performance score of 146% of target.

In light of the freeze on salary increases for fiscal 2010 for top management and minimal increases for other employees, in July 2009 the Compensation Committee determined that if the Company performed at or above target under our annual performance-based cash bonus program, then it would award an additional bonus under this program in an amount equal to 3% of the individual’s salary, less the amount of salary increase awarded at the commencement of the fiscal year.  Since the company performed above target, and none of the executive officers received a salary increase at the commencement of the fiscal year, each of the executive officers earned an additional bonus under this program equal to 3% of his salary.

The bonus program for fiscal 2011 is similarly based on the Company’s performance of IBT against pre-established target levels (including, in the case of our executive officers, an additional 5% bonus for target performance in lieu of salary increases similar to the 3% additional bonus discussed above).

Performance-Based Long-Term Awards. Our long-term incentive plans have been established to provide employees with an opportunity to share, along with stockholders, in our long-term performance. Stock options, restricted stock and performance-based restricted stock units are intended to help motivate and retain key employees. These awards also more closely align the employees’ interests with those of our stockholders and focus management on building profitability and long-term stockholder value. Due to the introduction of the long-term incentive programs in fiscal 2006 and fiscal 2009, as discussed below, the Compensation Committee has not granted any other equity awards, such as options, to our executive officers since fiscal 2005.  The Compensation Committee believes that performance-based awards serve as a more effective incentive tool for senior management than options as the awards vest or are earned based solely on our strategic performance, preserve an equity ownership feature and act as a retention device throughout the performance period. However, the Compensation Committee retains its discretion to use options as an incentive and retention tool for certain non-senior management employees.

Commencing in February 2008, the Compensation Committee retained the services of Exequity, an independent compensation consulting firm, to advise the Compensation Committee with respect to the review and implementation of a new long-term incentive program.  The Compensation Committee, management and Exequity engaged in numerous discussions regarding the structure, performance goals and payouts, vesting and acceleration terms, market competitiveness, retention value and advisability for a long-term performance-based program.  On December 12, 2008, the Compensation Committee approved a bifurcated long-term incentive program, in which it granted cash-denominated performance-based awards to eight members of senior management and three-year cliff vesting restricted stock units to ten other members of management.  The Compensation Committee felt that it was important to link payout of awards to our financial performance for those in management who can most directly impact our performance.  The Compensation Committee also believed it important to create a strong retention value for key employees through the long-term incentive program and thus granted an aggregate of 240,500 restricted stock units to senior employees, which units cliff vest on May 31, 2011 conditioned upon continued employment through that date.  The performance awards were granted to our three executive officers and five other members of senior management based on target award values, aggregating $5,525,000, and will be earned based on our cumulative performance against three pre-established financial performance metrics over the performance period that commenced October 1, 2008 and will end on May 31, 2011, as follows:

Performance Metric	Weighting
Cumulative Net Sales	50%
Cumulative Operating Income	35%
Cumulative Net Cash Flow	15%

No amount, however, will be earned in connection with the performance awards if cumulative operating income for the performance period does not meet or exceed a pre-established minimum amount.

The three pre-established financial performance targets are defined as follows:

●
“Cumulative Net Sales” means total gross sales minus total sales allowances, discounts, deductions and credits, as determined in accordance with generally accepted accounting principles, for the entire performance period,

●	“Cumulative Operating Income” means total gross profit minus total operating expenses, as determined in accordance with generally accepted accounting principles, for the entire performance period, and

●
“Cumulative Net Cash Flow” means the aggregate change in “cash and cash equivalents” plus “available for sale securities” between the beginning and end of the performance period, as determined in accordance with generally accepted accounting principles, in each case, as adjusted to take into account certain transactions and events that may occur during the performance period, including mergers, acquisitions, proceeds from issuances of debt or payments on outstanding debt, proceeds from secondary stock offerings, certain capital expenditures, periodic or special cash dividends, costs and expenses incurred in association with incentive plans, and certain contribution margin loss associated with the unplanned launch of individual new products.

The Compensation Committee chose these performance metrics as it believes that they are key indicators of performance of the Company that increase shareholder value.

The target award value granted in December 2008 to each of the executive officers is as follows:

Name	Target Award Value
Bruce J. Wood, President and Chief Executive Officer	$1,650,000
Joseph W. Baty, Executive Vice President and Chief Financial Officer	$875,000
Thomas H. Elitharp, Executive Vice President—Operations and Support Services	$775,000

In the event that the cumulative operating income threshold is met, the executive can earn from 17.5% of his target award value for threshold performance against the cumulative operating income goal (and failure to meet the thresholds for the other two financial goals) and up to a maximum of 150% of his target award value for maximum performance against all three financial goals. The target award values for the officers were determined based on data provided by Exequity regarding market comparisons and competitiveness for base salary, annual bonus at target, total cash compensation, long-term incentives and total compensation at target and maximum levels. The amount of the award that is earned based on our performance and application of the weighting and pre-established performance grid is referred to as the “Earned Value.”

Two-thirds of the Earned Value shall be paid in cash (subject to any applicable plan limitations, less applicable taxes), and the remaining balance shall be paid in shares of our Class A common stock, based on the closing price on the day preceding the date of the Compensation Committee’s certification of the Earned Value. Executives will be permitted to defer receipt of the shares and cash payable in accordance with Section 409A of the Internal Revenue Code (the “Code”).

The Earned Value will vest on May 31, 2011 subject to continued service by the executive through that date.  In the event of certain qualifying terminations (i.e., termination by reason of death, disability or qualifying retirement, or terminations by the Company without cause (as defined) or termination by the executive for good reason (as defined)), the executive will vest in the Earned Value on a pro-rata basis based on the number of full months of employment during the performance period.  Similar vesting terms are provided in the cliff vesting restricted stock units.  The Compensation Committee believes that this approach is fair and reasonable and promotes the employee’s interest in working diligently toward the performance goals and provides a degree of financial stability. In the event of a change in control, all or a portion of the target award value will be paid on an accelerated basis concurrent with the change in control, as follows: (i) if the change in control occurs in fiscal year 2009, then the executive will vest in 1/3 of his target award value; (ii) if the change in control occurs in fiscal year 2010, then the executive will vest in 2/3 of his target award value; and (iii) if the change in control occurs in fiscal year 2011, then the executive will vest 100% in his target award value. These provisions replace the provisions in the existing agreements for Messrs. Baty and Elitharp that provide for full vesting of equity awards upon a change in control, and ensure that our executive officers direct their energies to creating the best deal for our stockholders.

Severance and Change in Control Agreements. We have entered into employment-related agreements with each of our named executive officers that generally provide for severance and/or other benefits upon a termination of employment without cause or for good reason, including such a termination during the period beginning 90 days prior to and concluding 12 months following a change in control.  These agreements have been in place for several years and have been subsequently renewed, with the last renewals effective as of June 2007 for Mr. Wood and September 2010 for Messrs. Baty and Elitharp. These agreements are designed to retain our executive officers, provide continuity of management in the event of an actual or threatened change in control and ensure that our executive officers’ compensation and benefits expectations would be satisfied in such event. A description of the material terms of these agreements can be found under “Potential Payments Upon Termination or Change in Control — Employment, Severance and Change in Control Agreements.”

Perquisites and Other Benefits. We offer medical, dental, vision, disability and life insurance plans, in which executives participate on the same basis as all other employees. We also provide matching contributions under our 401(k) Plan, for which executives also participate on the same basis as all other employees. Under our 401(k) Plan, we contribute 50% of an employee’s contributions up to seven percent of the employee’s wages, subject to certain federal law maximum amounts. The employer matching contributions vest 20% per year of service for the first five years of service, following which the matching contributions are immediately vested. We also provide car allowances to certain management employees, including our named executive officers.

Tax Considerations. Code Section 162(m) limits a public company’s federal income tax deduction for compensation paid in excess of $1,000,000 to any of its five most highly compensated executive officers. However, certain “performance-based” compensation is excluded from the $1,000,000 limit if specific requirements are met. The performance awards granted in fiscal 2006 and 2009 are intended to qualify as “performance-based” compensation under Code Section 162(m).

While the tax impact of any compensation arrangement is one factor that is considered by the Compensation Committee, such impact is evaluated in light of the compensation policies discussed above. The Compensation Committee’s compensation determinations have generally been designed to maximize the Company’s federal income tax deduction for possible application in future years. However, from time to time compensation may be awarded that is not deductible or fully deductible if it is determined that such award is consistent with the overall design of the compensation program and in the best interests of the Company and its stockholders.

Summary Compensation Table

The following table sets forth summary information concerning the compensation awarded, paid to, or earned by each of our named executive officers for all services rendered in all capacities to us for the fiscal years ended May 31, 2010 and 2009.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Bruce J. Wood Chief Executive Officer, President and Director	2010	$515,000	$—	$542,141	$913,015	$1,970,156
	2009	$511,667	$—	—	$19,982	$531,649

Joseph W. Baty Executive Vice President and Chief Financial Officer	2010	$300,000	$—	$250,065	$310,465	$860,530
	2009	$295,000	$—	—	$17,728	$312,728

Thomas H. Elitharp Executive Vice President-Operations and Support Services	2010	$250,000	$—	$208,388	$77,315	$535,703
	2009	$247,500	$—	—	$17,509	$265,009

(1)	Includes any amount of salary deferred under our 401(k) Plan otherwise payable in cash during the year. We make annual salary adjustments as of August 1 of each fiscal year.

(2)
The amounts shown are the grant date fair values of the performance-based share awards granted in fiscal 2009 on December 12, 2008 (the “2008 PSAs”) based on the probable outcome of the performance conditions to which the 2008 PSAs are subject, calculated in accordance with FASB principles regarding the measurement of stock-based compensation, as of the date of grant.  Based on our probability assessment, we determined that the grant date fair value of the 2008 PSAs was zero on its grant date of December 12, 2008.  The Company did not award any performance-based shares in fiscal 2010.  The 2008 PSAs are subject to achievement of performance conditions, as described in “Compensation Overview – Performance-Based Long-Term Awards.” The grant date fair value of the 2008 PSAs for each named executive officer, based on the maximum level of performance, is as follows: Mr. Wood ($825,000); Mr. Baty ($437,500); and Mr. Elitharp ($387,500), which represents (a) the target award value for the respective executive officer, multiplied by (b) 150.0% (the maximum percent of target award value that may be earned, assuming maximum performance against all applicable financial metrics), divided by (c) one-third, which represents the amount of the earned value of the award payable in shares of our Class A common stock.

(3)
For fiscal 2010, the amounts shown represent the annual bonus performance awards earned under our annual management incentive cash bonus program for services rendered during fiscal 2010, which was based 100% on the Company’s performance against target IBT. For fiscal 2010, the financial performance against target IBT was approximately 146% (based on IBT of approximately $36.2 million).  The fiscal 2010 amounts also include an additional bonus amount equal to 3% of the individual’s salary as described in “Compensation Overview – Components of Compensation – Annual Performance-Based Cash Bonuses.”  No amounts were earned under our annual management incentive cash bonus program for services rendered during fiscal 2009, based on our failure to achieve threshold performance for IBT. There were no individual performance objectives as part of the annual bonus performance program in fiscal 2009 or 2010.  See “Compensation Overview — Components of Compensation — Annual Performance-Based Cash Bonuses” for additional information on the annual management incentive bonus program.

(4)
The amounts shown include our incremental cost for the provision to each of the named executive officers of car allowances and matching contributions made under our 401(k) Plan for 2010 as set forth below.

The amount shown for 2010 also includes dividend equivalent payments (as set forth below) made or accrued in fiscal 2010 in connection with our payment of Special Cash Dividends of (i) $0.50 per share, paid on August 28, 2009 and (ii) $0.50 per share, paid on April 14, 2010 to all holders of our common stock.  With respect to stock options vested on the dividend record date, the special dividend equivalent right was paid on the dividend payment date. With respect to restricted stock units vested on the dividend record date, the special dividend equivalent right will be paid on the first day of the succeeding quarter following the date the shares are issued. All options and restricted stock units held by Messrs. Wood, Baty, and Elitharp were vested on the dividend record dates for fiscal 2010.  All dividend equivalents, regardless of when they will be paid, are shown in the table below.

Named Executive Officer	Year	401(k) Plan Company Contributions	Car Allowance	Dividend Equivalent Payments
Bruce J. Wood	2010	$8,575	$11,640	$892,800
Joseph W. Baty	2010	$8,575	$9,240	$292,650
Thomas H. Elitharp	2010	$8,575	$9,240	$59,500

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our named executive officers at May 31, 2010.  The following table excludes 417,800 deferred vested restricted stock units held by Mr. Wood, and 191,900 deferred vested restricted stock units held by Mr. Baty, that represent performance based restricted stock units that were earned as of May 31, 2008 and for which payment of the shares has been deferred. These deferred restricted stock units were reported as earned and vested for fiscal year 2008.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Bruce J. Wood	25,000	—	$4.82	12/07/2011	13,556	$96,250
	450,000	—	$1.59	4/10/2011

Joseph W. Baty	22,000	—	$4.82	12/07/2011	7,189	$51,042
	78,750	—	$1.59	4/10/2011

Thomas H. Elitharp	22,000	—	$4.82	12/07/2011	6,367	$45,208
	37,500	—	$1.59	4/10/2011

(1)
Represents estimations concerning our performance-based awards, which will be earned, if at all, based on our cumulative performance against three pre-established financial performance targets over the performance period that commenced October 1, 2008 and will end on May 31, 2011.  At grant, the performance awards were dollar denominated based on achieving target performance for each of the three financial performance metrics, and following the end of the performance period the earned value of these awards is payable two-thirds in cash and one third in shares of our Class A common stock, based on the closing price of our stock at such time.  The numbers shown above represent the value of the equity portion of the award (i.e., one third of the earned value of the award) presuming we achieve threshold performance against the cumulative operating income goal (and failure to meet the thresholds for the other two financial goals), in which event 17.5% of the performance award will be earned.  In addition, we have calculated the number of “shares” based on the value of the equity portion payable upon achieving threshold performance, divided by the closing price of our Class A common stock on the last trading day of the 2010 fiscal year (May 28, 2010), which was $7.10. The foregoing does not illustrate the amount that would be paid in cash based on threshold performance (i.e. two thirds of the earned value of the award).  See “Compensation Overview — Components of Compensation— Performance-Based Long-Term Awards” for additional information.

Option Exercises and Stock Vested

None of our named executive officers exercised options during the fiscal year ended May 31, 2010. No shares of restricted stock, restricted stock units or other stock awards vested in fiscal 2010.

Potential Payments upon Termination or Change in Control

Employment, Severance and Change in Control Agreements

Mr. Wood. We currently have an employment and change in control agreement with Mr. Wood that was entered into effective as of June 1, 2007 (the "2007 Employment Agreement"). Mr. Wood’s 2007 Employment Agreement combines and replaces the terms and provisions of a prior employment agreement entered into in June 2002 and a separate supplemental change in control agreement that was last entered into in January 2006. The terms and provisions of Mr. Wood’s 2007 Employment Agreement are substantially similar to the terms and conditions of the two prior agreements. In addition, the 2007 Employment Agreement contains certain provisions relating to compliance with the provisions of Code Section 409A. The term of the 2007 Employment Agreement has an initial term through May 31, 2008, with automatic one year term renewals for up to three successive years unless either we or Mr. Wood gives written notice of non-extension to the other party no later than three months prior to the end of the otherwise applicable term. The agreement automatically renewed on each of June 1, 2008, 2009 and 2010, and thus is scheduled to expire on May 31, 2011.

Pursuant to his 2007 Employment Agreement, in the event Mr. Wood terminates his employment for “good reason” or we terminate his employment without “cause” (as defined below), he is entitled to the following payments and benefits:

•	a severance payment in an amount equal to his annual base salary, plus an amount equal to the greater of his base salary or his annual bonus for the prior year;

•
unless otherwise provided in the equity award agreement, all equity awards that would have vested on the next following anniversary of the date of grant will immediately become vested upon such termination; and

•	continuation of certain medical and insurance coverage benefits for a period of 12 months from the date of termination.

For these purposes, good reason is narrowly defined as (a) our material breach of the employment agreement; or (b) if a change in control (as defined below) occurs and Mr. Wood does not become the Chief Executive Officer of the principal operating business of the surviving entity.

In addition to the foregoing, if such termination is during the period beginning 90 days prior to and concluding 12 months subsequent to the consummation of a change in control, he will also be entitled to receive:

•	an additional amount equal to his annual base salary; and

•	tax gross-up payments to the extent he would be subject to the excise tax imposed under Section 280G of the Code.

If Mr. Wood terminates his employment for good reason or we terminate his employment without cause, he has agreed not to be employed by certain of our competitors within the territorial United States for a period of six months. If his employment is terminated for any other reason, the non-competition restriction will last for one year.

In the event of Mr. Wood’s death or disability (as defined) he (or his estate) will receive a pro rata bonus at the level of 100% of his annual base salary based on the number of days worked.  In addition, his equity awards will receive the same partial acceleration as described above.

For these purposes, “cause” as it relates to termination of employment by us, is generally defined as (a) gross or willful misconduct; (b) conviction of fraud or felony; (c) failure to follow substantive written directions or resolutions of the Board; (d) violation of any rules or regulation of a governmental or regulatory body which is materially injurious to our financial condition; (e) drug or alcohol abuse; or (f) material breach of the employment agreement.  A “change in control” is generally defined to include each of the following: (a) a transaction or series of transactions where a person or group directly or indirectly acquires beneficial ownership of our securities possessing more than 50% of the total combined voting power of our securities outstanding immediately after such acquisition; (b) during any period of two consecutive years, individuals who at the beginning of such period constitute our Board (together with any new directors whose election by our Board or nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two year period or whose election or nomination for election was previously so approved) cease to constitute a majority thereof; (c) the consummation by us of a merger, reorganization or other business combination or disposition of all or substantially all of our assets or the acquisition of assets or stock of another entity, in each case other than a transaction (i) which results in our outstanding securities immediately prior to the transaction continuing to represent at least a majority of the combined voting power of the successor entity’s voting securities immediately after the transaction; and (ii) after which no person or group beneficially owns securities representing 50% or more of the combined voting power of the successor entity; or (d) our stockholders approve a liquidation or dissolution of us.

Other Named Executive Officers. In January 2006, we entered into certain agreements with Messrs. Baty and Elitharp that continued through September 30, 2008. Effective as of September 2007, as a result of a review of these agreements for compliance with the provisions of Code Section 409A, we entered into new agreements with each of Messrs. Baty and Elitharp on substantially similar terms as the prior agreements. In September 2010, we amended and restated these agreements, extending the term through September 30, 2013 on substantially similar terms. These agreements provide that if the executive terminates his employment for “good reason” or we terminate his employment without “cause” (each as defined below), he will be entitled to:

•	a severance payment equal to 100% (which increases to 150% if the termination occurs in connection with a change in control) of the sum of:

1.	his annual base salary; plus

2.
the greater of (a) his prior year’s bonus, (b) the average of his annual bonuses for the past three years, or (c) 30% of his annual base salary (increased to 50% if the termination occurs in connection with certain change in control events);

•
payment of a portion of COBRA medical and other insurance coverage benefits for a period of 12 months from the date of termination (increased to 18 months if the termination occurs in connection with a change in control);

•	unless otherwise provided by the equity agreement, full acceleration of vesting of equity awards upon the occurrence of a change in control; and

•	tax gross-up payments to the extent the executive would be subject to the excise tax imposed under Section 280G of the Code.

Under these agreements, “cause” is generally defined as the executive’s (a) gross, fraudulent or willful misconduct; (b) failure to follow directives of the Board or superior employee; (c) willful and knowing violation of any rules or regulation of a governmental or regulatory body which is materially injurious to our financial condition; (d) conviction of or plea of guilty or nolo contendere to felony or fraud; (e) drug or alcohol abuse; or (f) material breach of the employment agreement. “Good reason” is generally defined as (a) a material diminution of the executive’s job titles, responsibilities, perquisites or compensation; or (b) an involuntary relocation of the executive’s principal place of business to a location more than 50 miles from the executive’s current principal place of business. A “change in control” is defined the same as set forth in Mr. Wood’s 2007 Employment Agreement as described above.

Long-Term Incentive Performance Awards

In addition to the potential payments described above under “Employment, Severance and Change in Control Agreements,” on December 12, 2008, we granted long-term incentive performance awards to the executive officers and certain other officers.  The performance awards are earned and paid based on our cumulative performance against pre-established financial performance metrics over the performance period, which commenced October 1, 2008 and ends on May 31, 2011, provided that we achieve a pre-established cumulative operating income level for the performance period.

The performance awards will vest, if at all, on May 31, 2011, subject to continued service by the officer through that date.  If an officer’s employment is terminated by us without cause, by the officer for good reason or following a qualifying retirement, or due to the officer’s death or disability, the Earned Value of the performance award will be paid on a pro-rata basis based on the number of full months the officer was employed out of the 32 months in the performance period.

The performance awards also provide that, in the event of a change in control (as defined) all or a portion of the specified target award value will vest on an accelerated basis concurrent with the change in control, as follows: (i) if the change in control occurs in fiscal year 2009, then the executive will vest in 1/3 of his target award value; (ii) if the change in control occurs in fiscal year 2010, then the executive will vest in 2/3 of his target award value; and (iii) if the change in control occurs in fiscal year 2011, then the executive will vest 100% in his target award value.

For these purposes, “cause” is defined the same as set forth under “Other Named Executive Officers” above with regard to the employment-related agreements of Messrs. Baty and Elitharp. “Good reason” is generally defined as (a) a material diminution of the executive’s job titles, responsibilities, perquisites or compensation; or (b) an involuntary relocation of executive’s principal place of business to a location more than 75 miles from executive’s current principal place of business. A “change in control” is defined the same as set forth in Mr. Wood’s 2007 Employment Agreement as described above.

Compensation of Directors

Directors who are also employees receive no compensation for serving on our Board. We do, however, reimburse all directors for their reasonable expenses incurred in connection with their activities as directors. The table below summarizes the compensation received by Messrs. Weider, Corey, Hyatt, Jones, Kimmel, Lengvari, McDermott and Powell, our non-employee directors who served for all or a portion of the fiscal year ended May 31, 2010.  Mr. Weider is not paid compensation for his service as a director.

Director Compensation Table

Director	Fees Earned or Paid in Cash(1)	Stock Awards (2)(4)	All Other Compensation(3)	Total
Eric Weider	$—	$—	$—	$—
Ronald L. Corey	$48,500	$50,000	$123,414	$221,914
Michael Hyatt	$37,500	$50,000	$25,995	$113,495
Eugene B. Jones	$44,000	$50,000	$25,995	$119,995
Roger H. Kimmel	$14,000	$68,000	$162,581	$244,581
George F. Lengvari	$18,500	$68,000	$28,847	$115,347
Brian P. McDermott	$47,750	$50,000	$101,997	$199,747
H.F. Powell*	$18,500	$—	$75,688	$94,188

* Mr. Powell served as a director through November 9, 2009.

(1)
Fees Paid in Cash. In fiscal 2010, non-employee directors received an annual fee of $18,000. Each non-employee director may elect to receive the annual fee in restricted stock or restricted stock units (vesting in four equal installments on the last day of each fiscal quarter) in lieu of cash. Mr. Kimmel elected to receive his annual fee in restricted stock units for fiscal 2010.  Mr. Lengvari elected to receive his annual fee in restricted stock for fiscal 2010.  In addition to the annual fee, each non-employee director received $2,000 for each Board meeting attended, $1,500 for each Audit Committee meeting attended and $1,000 for each Compensation Committee meeting attended. In fiscal 2010, the Chairman of the Audit Committee received an additional annual fee of $6,000, and the Chairman of the Compensation Committee received an additional annual fee of $3,000.

For fiscal 2011, the non-employee director annual fee was increased to $25,000, the Audit Committee Chairman additional annual fee was increased to $12,000 and the Compensation Committee Chairman additional annual fee was increased to $8,000.

(2)
The amounts shown are the grant date fair value of the shares of restricted stock or restricted stock units (each of which represents the right to receive one share of our Class A common stock) granted in fiscal 2010, as determined in accordance with Financial Accounting Standards Board (“FASB”) principles regarding the measurement of stock-based compensation, excluding the effect of forfeitures. Under these principles, the grant date fair value of these grants is based on the intrinsic value of these awards, which equals the closing price of our Class A common stock on the grant date.

Annual and Initial Director Grants.  Each non-employee director is entitled to receive, upon initial appointment or election to the Board, an initial grant of restricted stock or restricted stock units with a fair market value on the grant date of $40,000, and an annual grant, on the date of each Annual Meeting of Stockholders occurring at least nine months after the initial appointment or election, of restricted stock or restricted stock units with a fair market value on the grant date of $50,000 (in each case, subject to adjustment from time to time by the Board). These restricted stock and restricted stock units vest in substantially equal annual installments over a period of approximately three years from the grant date, subject to continued service on the Board.

Three-Year Service Grants. Previously, our non-employee directors received option grants covering 15,000 shares of Class A common stock as of the expiration of each three-year service period on our Board for that director. We commenced phasing out the three-year service period option grants and replaced them with three-year service period grants of restricted stock or restricted stock units commencing with our 2006 Annual Meeting of Stockholders. The last of the three-year service period options was granted on January 25, 2009. Thus, currently, on the first day of a director’s three-year service period, the director is granted restricted stock or restricted stock units with a fair market value on the grant date of $60,000 (subject to adjustment from time to time by the Board). These restricted stock and restricted stock units cliff vest in one installment on the third anniversary of the grant date, subject to the director’s continued service on the Board during such three years.

Grants in Lieu of Fees.  Each non-employee director may elect to receive the annual fee in restricted stock or restricted stock units, vesting in four equal installments on the last day of each fiscal quarter, in lieu of cash. Messrs. Kimmel and Lengvari elected to receive their annual fee for fiscal 2010 in restricted stock units or restricted stock, and accordingly on June 1, 2009 Mr. Kimmel received 3,711 restricted stock units and Mr. Lengvari received 3,711 shares of restricted stock, with a fair market value of $18,000 based on the closing price of our Class A common stock on the NYSE on the day preceding the grant date ($4.85).

(3)
 Cash Dividends Paid.  The amount shown includes dividend equivalent payments made or accrued in fiscal 2010 in connection with our Special Cash Dividends of (i) $0.50 per share, paid on August 28, 2009 and (ii) $0.50 per share, paid on April 14, 2010 to all holders of our common stock.  With respect to stock options and restricted stock vested on the dividend record date for each such Special Cash Dividend, the special dividend equivalent payments were paid on the applicable dividend payment date. With respect to outstanding equity awards that were unvested as of the dividend record date, or for which the issuance of shares has been deferred, the special dividend equivalent payment was or will be made on the first day of the succeeding fiscal quarter following the date such equity awards vest or the deferred shares are issued.  All dividend equivalents, regardless of when they will be paid, are shown in the table above.

(4)
Year End Outstanding Equity Awards.  The table below shows the aggregate number of option awards (exercisable and unexercisable) and unvested restricted stock and vested and unvested restricted stock units outstanding for each director (excluding our Chief Executive Officer) as of May 31, 2010.

Director	Options	Stock Awards
Eric Weider	—	—
Ronald L. Corey	67,500	45,032
Michael Hyatt	—	27,671
Eugene B. Jones	—	27,671
Roger H. Kimmel	77,500	57,720
George F. Lengvari	—	30,317
Brian P. McDermott	67,500	28,326

We do not offer our non-employee directors any perquisites or other forms of compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information that has been provided to us regarding the beneficial ownership of our Class A common stock and Class B common stock as of August 31, 2010 (the “Reference Date”) for (i) each person or entity who is known to us to beneficially own more than 5% of the outstanding shares of our Class A common stock or Class B common stock; (ii) each person who is a director of the Company; (iii) each of the executive officers named in the Summary Compensation Table in this Form 10-K/A; and (iv) all current directors and executive officers as a group.  The Class B common stock is entitled to 10 votes per share and converts on a one for one basis into shares of the Company’s Class A common stock.

Except as noted, the person or entity listed has sole voting and investment power with respect to the shares shown in this table.

	Shares Beneficially Owned(1)				Percent of Total Voting Power
	Number of Shares		Percent
Name of Beneficial Owner	Class A(2)	Class B	Class A(3)	Class B
Directors and Named Executive Officers:
Eric Weider(4)	182,171	14,973,148	54.4%	100%	92.2%
Bruce J. Wood	581,822	—		—	*
Ronald L. Corey	114,687	—		—	*
Michael Hyatt	30,532	—		—	*
Eugene B. Jones	30,532	—		—	*
Roger H. Kimmel	163,592	—		—	*
George F. Lengvari(5)	43,756	—		—	*
Brian P. McDermott	82,153	—		—	*
Joseph W. Baty	202,664	—		—	*
Thomas H. Elitharp	228,071	—		—	*
Directors and executive officers as a group (10 persons)(4)(5)	1,659,980	14,973,148	57.8	100	93.1
Other Principal Stockholders:
Weider Health and Fitness(4) 21100 Erwin Street Woodland Hills, CA 91367	—	14,973,148	—%	100%	92.1%

GAMCO Investors Inc.(6) One Corporate Center Rye, NY 10580-1422	3,310,070	—	25.7	—	2.0%

*     Represents less than 1%

(1)
Based on 12,883,559 shares of Class A common stock and 14,973,148 shares of Class B common stock outstanding on the Reference Date. Except for information based on Schedules 13D or 13G, as indicated in the footnotes hereto, beneficial ownership is stated as of the Reference Date and includes shares underlying options exercisable within 60 days of that date held by each person, as if such shares were outstanding on that date.

(2)
Includes shares of Class A common stock which may be purchased upon the exercise of stock options that are currently vested or vest within 60 days of the Reference Date and unvested shares of restricted stock, as set forth in the table below. The shares of restricted stock are subject to certain vesting and forfeiture requirements.

Director or Named Executive Officer	Options	Unvested Restricted Stock
Eric Weider	—	—
Bruce J. Wood	475,000	—
Ronald L. Corey	67,500	—
Michael Hyatt	—	27,671
Eugene B. Jones	—	27,671
Roger H. Kimmel	77,500	—
George F. Lengvari	—	30,317
Brian P. McDermott	67,500	2,908
Joseph W. Baty	100,750	—
Thomas H. Elitharp	59,500	—
Directors and executive officers as a group (10 persons)	847,750	88,347

Does not include 417,800, 36,511, 40,782, 11,120, 191,900 and 698,113 restricted stock units that are currently vested or vest within 60 days of the Reference Date and are held by Messrs. Wood, Corey, Kimmel, McDermott, Baty and all current directors and executive officers as a group, respectively.  Each restricted stock unit represents the right to receive one share of our Class A common stock.  Each of the holders has elected to defer the receipt of the shares to be issued upon conversion of the restricted stock units until a specified future date that is not within 60 days of the Reference Date.

(3)	Does not give effect to the conversion of Class B common stock.

(4)
As disclosed on a Schedule 13G/A filed on September 10, 2010, Weider Health and Fitness is the record holder of the Company’s Class B common stock, and is a direct, wholly owned subsidiary of MLE Holdings Company (“MLE”).  Prior to October 17, 2008, Ben Weider and Eric Weider, Ben Weider’s son, were deemed to indirectly beneficially own all of the shares of the Issuer’s Class B common stock held of record by Weider Health and Fitness by virtue of the fact that they shared voting and investment power over all of the Class B common Stock held by Weider Health and Fitness. In connection with the passing of Ben Weider on October 17, 2008, Eric Weider acquired direct and indirect control of MLE (and certain of its affiliates) and sole voting and investment power over all of the 14,973,148 shares of Class B common Stock held by Weider Health and Fitness.  Eric Weider disclaims beneficial ownership of the shares of Class B common stock deemed beneficially owned by him, except to the extent of his pecuniary interest in such shares, which pecuniary interest is derived from his direct and indirect ownership interest in MLE.

(5)
Does not include 410,997 shares of Class A common stock held by Bayonne Settlement, a trust organized under the laws of Jersey (U.K.), of which family members of George F. Lengvari are included among the beneficiaries. Bayonne Settlement is administered by an independent trustee and Mr. Lengvari has neither the power to dispose of nor to vote the shares. Mr. Lengvari disclaims beneficial ownership of such shares.

(6)
Based on Schedule 13D/A filed on July 16, 2010 by GAMCO Investors Inc. (“GAMCO Investors”), and Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer. Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management, Inc. (“GAMCO Asset”), Teton Advisers, Inc. (“Teton Advisers”) and MJG Associates, Inc. (“MJG”) own 827,000, 2,151,305, 328,765, and 3,000 shares of Class A common stock, respectively. Due to their affiliations, Mario Gabelli, GAMCO Investors and GGCP, Inc. (“GGCP”), are deemed to have beneficial ownership of the shares owned beneficially by Gabelli Funds, GAMCO Asset, Teton Advisers and MJG. Subject to certain limitations, each of Gabelli Funds, GAMCO, Teton Advisers and MJG has sole disposition and voting power over the shares of Class A common stock held by it, except that GAMCO Asset does not have sole voting power over 18,700 of its shares.  Mario Gabelli, GAMCO Investors and GGCP have indirect voting power with respect to shares beneficially owned directly by Gabelli Funds, GAMCO Asset, Teton Advisers, and MJG. Subject to certain limitations, a Proxy Voting Committee has indirect voting power over the shares held by Gabelli Funds.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The charter of the Audit Committee requires that it review with management and our independent auditor any related party transactions brought to the Audit Committee’s attention which could reasonably be expected to have a material impact on our financial statements. The Company’s practice is for management to present to the Audit Committee each proposed related party transaction, including all relevant facts and circumstances relating thereto, and to update the Audit Committee as to any material changes to any approved related party transaction. In connection with this requirement, each of the transactions or relationships disclosed below were disclosed to and approved by our Audit Committee and/or our Board. In addition, transactions involving our directors and their affiliated entities were disclosed and reviewed by our Board in its assessment of our directors’ independence requirements.

Transactions with Weider Health and Fitness

Weider Health and Fitness owns all of our Class B common stock, which represents approximately 92% of the aggregate voting power of all outstanding shares of our common stock.   Eric Weider, our director, has sole voting and dispositive authority over all of these shares.  Eric Weider is in a position to determine the outcome of all matters required to be submitted to stockholders for approval (except as provided by law or our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws).

Board Service

Eric Weider, our Chairman of the Board, is the President and Chief Executive Officer and Chairman of the Board of Directors of Weider Health and Fitness. George Lengvari, our Vice Chairman of the Board was also Vice Chairman of Weider Health and Fitness until his resignation in August 2009.  Roger Kimmel, one of our directors, was a director of Weider Health and Fitness until his resignation in August 2009.

Sale of Weider Branded Business

On April 1, 2005, we announced the sale of certain assets of our Active Nutrition Unit relating to our Weider branded business domestically and internationally to Weider Global Nutrition, LLC, a wholly-owned subsidiary of Weider Health and Fitness. In connection with the sale of the Weider branded business, we also entered into an agreement whereby we agreed to provide certain general and administrative, research and development, and logistics services to Weider Global Nutrition for an annual fee. The annual fee under the service agreement was originally $500,000, and has been increased and decreased over time according to the nature and amount of services we provide to Weider Global Nutrition. In total, we were paid approximately $417,500 and $249,250 for all services provided under such agreement in fiscal 2009 and 2010, respectively. The service agreement provided for a one year term, with an option to either party to extend the term for one additional year. The parties exercised this option for the second year and have further extended the term of the agreement through October 2010.

In addition, we provide contract manufacturing services to Weider Global Nutrition. For fiscal 2009 and 2010, net sales to Weider Global Nutrition were approximately $1.3 million and $1.0 million, respectively.

Intellectual Property Licensing Agreement

Pursuant to an agreement with Weider Health and Fitness and certain other parties, Mariz Gestao E Investimentos Limitada (“Mariz”) obtained the exclusive international rights to use the trademarks and brand names used by Weider Health and Fitness and its affiliates on or prior to December 1996. Mariz is a company incorporated under the laws of Portugal and owned by a trust of which the family members of George Lengvari, one of our directors, are included among the beneficiaries. Pursuant to a sublicense agreement with Mariz dated as of December 1, 1996, we obtained the exclusive international worldwide rights to use these trademarks and brand names outside the United States, Canada, Mexico, Spain and Portugal (for which countries we have the rights outside of the Mariz sublicense), except in Japan. Certain terms of the sublicense were amended and the rights under the sublicense to the Weider name and certain related trademarks were transferred as of March 1, 2005 in connection with the sale of our Weider branded business referred to above. The initial term of the amended sublicense agreement was through February 28, 2009, with the agreement automatically renewing for successive one-year terms unless earlier terminated by Mariz upon a material breach by us.

Under the terms of the amended sublicense agreement, we are required to make annual royalty payments to Mariz on sales of products covered by the agreement in countries other than those listed above. The royalty payments, as amended, are equal to (i) 4% of sales up to $7.0 million; (ii) 3.5% of sales greater than $7.0 million and less than $14.0 million; (iii) 3.0% of sales greater than $14.0 million and less than $21.0 million; and (iv) 2.5% of sales over $21.0 million. The sublicense agreement includes an irrevocable buy-out option, exercisable by us after February 28, 2009, for a purchase price equal to the greater of $2.0 million or 6.5 times the aggregate royalties paid by us in the royalty year immediately preceding the date of the exercise of the option.

On September 19, 2007, we entered into a license agreement with Mariz providing for non-exclusive rights to use the Schiff and Move Free trademarks in connection with the sale of joint care products to Costco Wholesale Corporation in Japan.  The initial term of the license agreement is for three contract years following the launch of our product into Japan, or through May 2011.  We may renew the license agreement for two successive three-year terms if certain minimum sales levels are achieved during the third and sixth years following the product launch.  The license agreement provides that we pay royalties equal to 5% of joint care product sales to Costco in Japan with guaranteed minimum annual royalties ranging from $100,000 to $225,000 for each year the agreement is in effect.  Each party has certain termination rights, and depending on which party terminates and the reason for the termination, we may continue to owe the guaranteed minimum royalties for a period following termination of the license agreement.

During fiscal 2010, we incurred royalty expense of approximately $512,000 relating to the Mariz licensing agreements.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Report

The Audit Committee of the Board of Directors is comprised of independent directors as required by the listing standards of the New York Stock Exchange and SEC rules. The current members of the Audit Committee are Messrs. Jones, Corey and McDermott. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors.

The role of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board of Directors. Management of the Company has the primary responsibility for the Company’s financial statements as well as the Company’s financial reporting process and principles, internal controls, and disclosure controls. The independent auditors are responsible for performing an audit of the Company’s financial statements and expressing an opinion as to the conformity of such financial statements with generally accepted accounting principles.

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the fiscal year ended May 31, 2010, with management and the independent auditors. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended (AICPA, Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  In addition, the Audit Committee has received the written disclosures and the letter from the independent auditors required by Public Company Accounting Oversight Board rules relating to auditor independence communications, as currently in effect, and it has discussed with the auditors their independence from the Company. The Audit Committee has also considered whether the independent auditor’s provision of non-audit services to the Company is compatible with maintaining the auditor’s independence.

The members of the Audit Committee are not engaged in the accounting or auditing profession and, consequently, are not experts in matters involving auditing or accounting. In the performance of their oversight function, the members of the Audit Committee necessarily relied upon the information, opinions, reports, and statements presented to them by management of the Company and by the independent auditors. As a result, the Audit Committee’s oversight and the review and discussions referred to above do not assure that management has maintained adequate financial reporting processes, principles, and internal controls, that the Company’s financial statements are accurate, that the audit of such financial statements has been conducted in accordance with generally accepted auditing standards, or that the Company’s auditors meet the applicable standards for auditor independence.

Based on the reports and discussions above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Members of the Audit Committee of the Board of Directors
Eugene B. Jones, Chairman
Ronald L. Corey
Brian P. McDermott

The preceding “Audit Committee Report” will not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933, as amended, or the Exchange Act or incorporated by reference in any documents so filed, except to the extent that we specifically incorporate the same by reference.

Fees Paid to Independent Public Accountants

The fees billed by Deloitte & Touche LLP (“Deloitte”), our independent public accountants, with respect to the fiscal years ended May 31, 2009 and May 31, 2010 were as follows:

Audit Fees

The aggregate fees billed for professional services rendered by Deloitte for the audits of our annual financial statements included in our Annual Reports on Form 10-K, the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q and performance of statutory audits were approximately $287,500 and $258,500 for fiscal 2009 and fiscal 2010, respectively.

Audit Related Fees

We did not engage Deloitte to provide services for assurance and similar services that are reasonably related to the performance of the audit of our annual financial statements included in our Annual Reports on Form 10-K or the reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q for fiscal 2009 or fiscal 2010.

Tax Fees

The aggregate fees billed for services rendered by Deloitte for tax compliance, tax advice and tax planning were approximately $70,300 and $68,000 for fiscal 2009 and fiscal 2010, respectively. Tax fees consist primarily of fees for assistance with preparation of our tax returns and providing other tax planning advice.

Financial Information Systems Design and Implementation Fees

We did not engage Deloitte to provide advice to us regarding financial information systems design and implementation during fiscal 2009 or fiscal 2010.

All Other Fees

We did not engage Deloitte to provide any other services for fiscal 2009 or fiscal 2010.

Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit fees. Since the May 6, 2004 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Deloitte was approved in advance by our Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(3)

Exhibit No.	Description
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

(1)       Filed herewith.
(2)       Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schiff Nutrition International, Inc.

By:	/s/ Bruce J. Wood
Bruce J. Wood
Dated: September 28, 2010	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weider	Chairman of the Board	September 28, 2010
Eric Weider	and Director

/s/ Bruce J. Wood	Chief Executive Officer,	September 28, 2010
Bruce J. Wood	President and Director
(Principal Executive Officer)

/s/ Joseph W. Baty	Executive Vice President and	September 28, 2010
Joseph W. Baty	Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

/s/ Ronald L. Corey	Director	September 28, 2010
Ronald L. Corey

/s/ Michael Hyatt	Director	September 28, 2010
Michael Hyatt

/s/ Eugene B. Jones	Director	September 28, 2010
Eugene B. Jones

/s/ Roger H. Kimmel	Director	September 28, 2010
Roger H. Kimmel

/s/ George F. Lengvari	Vice Chairman of the Board	September 28, 2010
George F. Lengvari	and Director

/s/ Brian P. McDermott	Director	September 28, 2010
Brian P. McDermott