Form 10-Q
period 2010-08-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2010-10-01
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

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

As of September 30, 2010, the registrant had outstanding 12,883,559 shares of Class A common stock and 14,973,148 shares of Class B common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	August 31, 2010	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,277	$31,768
Available-for-sale securities	16,121	13,641
Receivables, net	22,756	19,732
Inventories	42,390	35,081
Prepaid expenses and other	1,258	1,284
Deferred taxes, net	3,122	2,578

Total current assets	112,924	104,084

Property and equipment, net	14,497	13,882

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	5,224	6,763
Other assets	386	435
Deferred taxes, net	607	470

Total other assets	10,563	12,014

Total assets	$137,984	$129,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,235	$11,945
Accrued expenses	11,977	12,637
Dividends payable	258	85
Income taxes payable	2,110	—

Total current liabilities	28,580	24,667

Long-term liabilities:
Dividends payable	1,777	1,985
Other	3,264	2,880

Total long-term liabilities	5,041	4,865

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-12,883,559 and 12,880,038	129	129
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-14,973,148	150	150
Additional paid-in capital	91,711	91,481
Accumulated other comprehensive loss	(82)	(78)
Retained earnings	12,455	8,766

Total stockholders' equity	104,363	100,448

Total liabilities and stockholders' equity	$137,984	$129,980

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended August 31,
	2010	2009

Net sales	$51,419	$48,565

Cost of goods sold	31,114	29,403

Gross profit	20,305	19,162

Operating expenses:
Selling and marketing	9,284	6,633
General and administrative	4,204	4,259
Research and development	954	1,244

Total operating expenses	14,442	12,136

Income from operations	5,863	7,026

Other income (expense):
Interest income	58	69
Interest expense	(107)	(28)
Other, net	2	(5)

Total other income (expense), net	(47)	36

Income before income taxes	5,816	7,062
Income tax expense	2,127	2,671

Net income	$3,689	$4,391

Weighted average shares outstanding:
Basic	28,451,883	28,215,745
Diluted	29,114,353	28,732,379

Net income per share:
Basic	$0.13	$0.16
Diluted	$0.13	$0.15

Comprehensive income	$3,685	$4,409

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended August 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,689	$4,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(678)	(282)
Depreciation and amortization	808	735
Amortization of financing fees	49	8
Stock-based compensation	339	421
Excess tax benefit from equity instruments	(8)	(245)
Other	—	6
Changes in operating assets and liabilities:
Receivables	(3,024)	3,505
Inventories	(7,309)	(250)
Prepaid expenses and other	26	(95)
Accounts payable	1,900	1,105
Other current liabilities	1,458	1,937
Other long-term liabilities	267	384

Net cash provided by (used in) operating activities	(2,483)	11,620

Cash flows from investing activities:
Purchase of property and equipment	(1,033)	(644)
Purchase of available-for-sale securities	(4,125)	(3,255)
Proceeds from sale of available-for-sale securities	3,177	3,011

Net cash used in investing activities	(1,981)	(888)

Cash flows from financing activities:
Proceeds from stock options exercised	—	11
Purchase and retirement of common stock	—	(7)
Excess tax benefit from equity instruments	8	245
Dividends paid	(35)	(14,405)
Payment for debt issue costs	—	(504)

Net cash used in financing activities	(27)	(14,660)

Decrease in cash and cash equivalents	(4,491)	(3,928)
Cash and cash equivalents, beginning of period	31,768	52,648

Cash and cash equivalents, end of period	$27,277	$48,720

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) of Schiff Nutrition International, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) do not include all disclosures provided in our annual consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2010 as filed with the Securities and Exchange Commission (“SEC”).  The May 31, 2010 condensed consolidated balance sheet, included herein, was derived from our audited financial statements, but all disclosures required by generally accepted accounting principles are not provided in the accompanying footnotes.  We are a majority-owned subsidiary of Weider Health and Fitness (“WHF”).

In our opinion, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of our financial position and results of operations.  Results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that we may achieve for any other interim period or for the entire year.

In March 2010, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on April 14, 2010 to shareholders of record of Class A and Class B common stock at the close of business on March 31, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at March 31, 2010, the record date, we had outstanding 29.8 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $14,909, presuming 100% vesting of shares underlying equity awards; $7,422 for holders of Class A common stock, including $991 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on August 28, 2009 to shareholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at August 14, 2009, the record date, we had outstanding 29.9 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.6 million shares of outstanding Class A and Class B common stock, 1.3 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $14,927, presuming 100% vesting of shares underlying equity awards; $7,440 for holders of Class A common stock, including $1,105 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

The special dividends were funded from cash and cash equivalents, including in aggregate $28,805 distributed as of August 31, 2010.  With respect to outstanding restricted stock and restricted stock units that were unvested as of August 31, 2010, or for which the issuance of shares underlying vested restricted stock units has been deferred, the dividends will not be distributed until after such equity awards vest or the deferred shares are issued.

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

The earned value of the Performance Awards will vest on May 31, 2011 subject to continued service by the participant(s) through that date.  The vested portion of the earned value of the Performance Awards will be paid in a combination of cash and shares of the Company’s Class A common stock.  Two-thirds of the earned value will be delivered to participants in cash (subject to any applicable plan limitations, less applicable taxes), and the remaining balance will be paid in shares, based on the closing price of the Company’s common stock on the day preceding the date of the Committee’s certification of the Company’s performance, or as otherwise provided in the award agreements.  No dividends will be paid or accrued with respect to shares granted in payment of the Performance Awards until such shares are issued.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards is based on the periodic assessment of the probability that the performance criteria will be achieved.  Based on our probability assessment at August 31, 2010 and 2009, respectively, we determined that the total estimated fair value of the Performance Awards was $4,160 and $1,862.  For the fiscal 2011 and 2010 first quarters, respectively, we recognized $351 and $537 in compensation expense which represents the applicable change in the fair value of the Performance Awards based on the requisite service completed.  At August 31, 2010, the total amount of accrued compensation expense related to the Performance Awards was $2,891, which is included in other long-term liabilities.  At August 31, 2010, total unrecognized compensation expense, based on the estimated fair value as determined by our assessment of the probability that the performance criteria will be achieved, was $1,269.  This amount, which is subject to change based on the estimated fair value determined at each future reporting period, among other factors, is recognizable over the remaining vesting period.

On December 12, 2008, the Compensation Committee of our Board of Directors also granted 240,500 restricted stock units (the “Units”) to certain employees not participating in the Performance Awards program.  Each Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value, before forfeitures, of the Units at the grant date was $1,332, which is being expensed over the vesting period.  The Units cliff vest on May 31, 2011, or as otherwise provided in the award agreements, assuming the holder is still employed.  Any dividends declared and payable between the grant date and the vesting date will be payable to the holder on the first day of the fiscal quarter following the vesting date.  For the fiscal 2011 and 2010 first quarters, respectively, we recognized $114 and $130 in compensation expense related to the Units.

With respect to our Condensed Consolidated Statements of Cash Flows, purchase of property and equipment included in accounts payable at August 31, 2010 and May 31, 2010, respectively, amounted to $596 and $206.  For the three months ended August 31, 2010 and 2009, cash interest and tax payments were not significant.  Also, during the fiscal 2010 first quarter, dividends declared but not paid totaled $540.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities at fair value consist of the following:
	August 31, 2010	May 31, 2010

Certificates of deposit and commercial paper	$6,293	$5,813
Corporate debt securities	9,101	5,497
Federal, state and municipal debt securities	5,951	9,094

Total	21,345	20,404
Less long-term portion	5,224	6,763

Short-term portion	$16,121	$13,641

At August 31, 2010, available-for-sale securities include $15,052 in debt securities, including $440 in illiquid auction rate securities (“ARS”).  The ARS, consisting of fully insured, state agency issued securities, will remain illiquid until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature.  At August 31, 2010, available-for-sale securities include $663 in debt securities which are valued $137 below cost and included in long-term assets.

Available-for-sale securities were measured at fair value, using:
	August 31, 2010	May 31, 2010

Quoted prices in active markets for identical assets (Level 1)	$20,905	$19,949
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	440	455

Total	$21,345	$20,404

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended August 31,
	2010	2009

Beginning balance	$455	$483
Total losses (all unrealized and included in other comprehensive loss)	(15)	(15)

Ending balance	$440	$468

Contractual maturities of debt securities are as follows at August 31, 2010:

Less than one year	$9,828
One to five years	4,561
Over five years	663

Total	$15,052

At August 31, 2010, unrealized losses of $82, net of income tax benefits of $55, were included in accumulated other comprehensive loss in the accompanying interim financial statements.  The amount of unrealized gains or losses for the three months ended August 31, 2010 and 2009 was not significant.

Our other financial instruments, including primarily cash and cash equivalents, accounts receivable and accounts payable, when valued using market interest rates, would not be materially different from the amounts presented in these interim financial statements.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	August 31, 2010	May 31, 2010

Trade accounts	$24,738	$20,878
Refundable income taxes	—	707
Other	131	116

	24,869	21,701
Less allowances for doubtful accounts, sales returns and discounts	(2,113)	(1,969)

Total	$22,756	$19,732

4.	INVENTORIES

Inventories consist of the following:
	August 31, 2010	May 31, 2010

Raw materials	$18,475	$15,299
Work in process	1,869	1,910
Finished goods	22,046	17,872

Total	$42,390	$35,081

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	August 31, 2010	May 31, 2010

Accrued personnel related costs	$2,121	$5,323
Accrued promotional costs	8,607	6,076
Other	1,249	1,238

Total	$11,977	$12,637

6.	CAPITAL STRUCTURE

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

7.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations:
	Three Months Ended August 31,
	2010	2009
Income available to common shareholders (numerator):
Net income	$3,689	$4,391
Adjustments	—	—

Income on which basic and diluted earnings per share are calculated	$3,689	$4,391

Weighted-average number of common shares outstanding (denominator):
Basic	28,451,883	28,215,745
Add-incremental shares from restricted stock	40,410	24,681
Add-incremental shares from restricted stock units	167,785	74,617
Add-incremental shares from stock options	454,275	417,336

Diluted	29,114,353	28,732,379

Options to purchase 119,000 shares of Class A common stock at exercise prices from $5.09 to $7.05 per share were outstanding during the fiscal 2010 first quarter but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

At August 31, 2010, we held $21,345 in available-for-sale securities consisting of $6,293 in certificates of deposit and high quality commercial paper and $15,052 in debt securities, including $663 in debt securities valued below cost. In determining the fair value of our available-for-sale securities at August 31, 2010, we have taken into consideration quoted market prices and/or other considerations, including, fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position. Although we believe the debt securities valued below cost will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant.  At August 31, 2010 and May 31, 2010, respectively, amounts due from Customer A represented approximately 32% and 45%, and amounts due from Customer B represented approximately 33% and 26%, of total trade accounts receivable.  For the first quarters of fiscal 2011 and 2010, respectively, Customer A accounted for approximately 37% and 37% and Customer B accounted for approximately 34% and 40% of total net sales.  Net sales of our Schiff® Move Free® brand accounted for approximately 33% and 36%, respectively, of total net sales for the fiscal 2011 and 2010 first quarters.

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

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. ("SNG"), a new $80,000 revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility replaced our previous $25,000 credit facility which expired on June 30, 2009, and contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At August 31, 2010, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80,000 was available for borrowing under the Credit Facility.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures.  The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliations, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements.  This guidance is effective for the first interim or annual reporting beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  We adopted the fair value disclosure guidance on June 1, 2010, except for the gross presentation of the Level 3 rollforwards information which we are not required to adopt until June 1, 2011.  The adoption of this guidance did not have a material effect on our results of operations and financial condition.

11.	SUBSEQUENT EVENT

In September 2010, our Board of Directors approved a $0.70 per share special cash dividend, which will be paid on October 26, 2010 to shareholders of record of Class A and Class B common stock at the close of business on September 23, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at September 23, 2010, the record date, we had outstanding 29.8 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is $20,884, presuming 100% vesting of shares underlying equity awards; $10,403 for holders of Class A common stock, including $1,384 for Class A common stock underlying equity awards, and $10,481 for the holder of Class B common stock.

The special dividend will be funded from cash and cash equivalents and will be substantially distributed on October 26, 2010.  With respect to outstanding restricted stock and certain restricted stock units that were unvested as of September 23, 2010, or for which the issuance of shares underlying vested restricted stock units has been deferred, the $0.70 per share dividend will not be distributed until after such equity awards vest or the deferred shares are issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and other reports filed with the SEC. Sections of this Form 10-Q including, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, current expectations, estimates and projections.  Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements.  These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially.  Important factors that may cause results to materially differ from these forward-looking statements include, but are not limited to, the factors indicated from time to time in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended May 31, 2010, copies of which are available upon request from our investor relations group or which may be obtained at the SEC’s website (www.sec.gov).  Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

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

During fiscal 2010 and the fiscal 2011 first quarter, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category.  Furthermore, we are continuing efforts to increase distribution of our joint care products in international markets.  During the second half of fiscal 2010 and the fiscal 2011 first quarter, we also continued our national marketing campaign to support new and existing distribution of MegaRed, an omega-3 krill oil product.  During the fiscal 2010 first quarter, we encountered temporary disruption in our ability to fulfill customer orders for MegaRed due to raw material supply issues.  As a result, we elected to delay certain fiscal 2010 first quarter planned advertising support to subsequent fiscal 2010 quarters.

In regards to our private label business, during the second half of fiscal 2010, a very active and price competitive bidding process commenced for the manufacture of private label dietary supplements distributed in mass market retail accounts.  Fiscal 2011 first quarter private label sales were negatively impacted by this bidding process, and future fiscal 2011 private label net sales may continue to be negatively impacted, potentially significantly, by the ongoing bidding process.

Our gross profit and operating margins for the fiscal 2011 first quarter, as compared to the fiscal 2010 first quarter, were negatively impacted by a decrease in private label margins resulting from the competitive bidding process.  The decrease in private label margins was offset by an increase in first quarter over first quarter branded sales.  Our operating results for the fiscal 2011 first quarter, as compared to the fiscal 2010 first quarter, were also negatively impacted by the delay of certain fiscal 2010 first quarter advertising programs as described above.

Our operating results for fiscal 2010 and the fiscal 2011 first quarter were also impacted by the adoption of a long-term management incentive plan on December 12, 2008.  See Note 1 of Notes to Condensed Consolidated Financial Statements for further description of the long-term management incentive plan and its impact on fiscal 2011 and 2010 first quarter operating results.  Subject to the periodic assessment of the probability of achieving pre-established financial performance targets, our fiscal 2011 operating results may continue to be impacted by the recognition of compensation expense related to these Performance Awards.

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

Recent Events

In September 2010, our Board of Directors approved a $0.70 per share special cash dividend, which will be paid on October 26, 2010 to shareholders of record of Class A and Class B common stock at the close of business on September 23, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  In aggregate, at September 23, 2010, the record date, we had outstanding 29.8 million shares of common stock (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend is $20.9 million, presuming 100% vesting of shares underlying equity awards; $10.4 million for holders of Class A common stock, including $1.4 million for Class A common stock underlying equity awards, and $10.5 million for the holder of Class B common stock.

The special dividend will be funded from cash and cash equivalents and will be substantially distributed on October 26, 2010.  With respect to outstanding restricted stock and certain restricted stock units that were unvested as of September 23, 2010, or for which the issuance of shares underlying vested restricted stock units has been deferred, the $0.70 per share dividend will not be distributed until after such equity awards vest or the deferred shares are issued.

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended August 31, 2010 Compared to Three Months
Ended August 31, 2009

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended August 31, (dollars in thousands):

	2010		2009

Net sales	$51,419	100.0%	$48,565	100.0%
Cost of goods sold	31,114	60.5	29,403	60.5

Gross profit	20,305	39.5	19,162	39.5
Operating expenses:
Selling and marketing	9,284	18.0	6,633	13.6
General and administrative	4,204	8.2	4,259	8.8
Research and development	954	1.9	1,244	2.6

Total operating expenses	14,442	28.1	12,136	25.0

Income from operations	5,863	11.4	7,026	14.5
Other income (expense), net	(47)	(0.1)	36	—
Income tax expense	(2,127)	(4.1)	(2,671)	(5.5)

Net income	$3,689	7.2%	$4,391	9.0%

Net Sales.  Net sales increased 5.9% to $51.4 million for the fiscal 2011 first quarter, from $48.6 million for the fiscal 2010 first quarter, due to an increase in branded net sales, partially offset by a decrease in private label sales.

Aggregate branded net sales increased 11.8% to $40.1 million for the fiscal 2011 first quarter, from $35.9 million for the fiscal 2010 first quarter, primarily due to an increase in sales volume of $7.0 million, or 14.1%, partially offset by a $2.8 million increase in sales return allowances and sales promotional incentives classified as sales price reductions.  Classification of promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was attributable to an increase in MegaRed sales due to incremental sales resulting from new distribution into various accounts in the second half of fiscal 2010, as well as continued sales growth supported by increases in advertising and sales promotional incentives.  Move Free net sales were $16.8 million and $17.5 million, respectively, for the fiscal 2011 and 2010 first quarters.

Private label sales decreased 10.8% to $11.3 million for the fiscal 2011 first quarter, from $12.7 million for the fiscal 2010 first quarter, primarily due to the competitive bidding process which commenced during the second half of fiscal 2010.  With regard to our private label business, our fiscal 2011 net sales may continue to be impacted, potentially significantly, by an ongoing active and price competitive bidding process for the manufacture of private label dietary supplements distributed in mass market retail accounts.

Gross Profit.  Gross profit increased 6.0% to $20.3 million for the fiscal 2011 first quarter, from $19.2 million for the fiscal 2010 first quarter.  Gross profit, as a percentage of net sales, remained constant at 39.5% for both the fiscal 2011 and 2010 first quarters.  A higher mix of branded sales was offset by lower margins on private label sales resulting from the competitive bidding process.

Operating Expenses.  Operating expenses increased 19.0% to $14.4 million for the fiscal 2011 first quarter, from $12.1 million for the fiscal 2010 first quarter.  Operating expenses, as a percentage of net sales, were 28.1% and 25.0%, respectively, for the fiscal 2011 and 2010 first quarters.  The increase in operating expenses resulted primarily from a significant increase in selling and marketing expenses, partially offset by a decrease in research and development expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $9.3 million for the fiscal 2011 first quarter, from $6.6 million for the fiscal 2010 first quarter, primarily due to an increase in advertising expenses.  Fiscal 2010 first quarter advertising expenses were lower than originally scheduled due to the temporary delay in certain MegaRed promotions resulting from certain raw material supply issues.

General and administrative expenses remained relatively constant at $4.2 million for the fiscal 2011 first quarter, compared to $4.3 million for the fiscal 2010 first quarter.  An increase in legal fees was substantially offset by a decrease in recognized long-term and annual management incentive plan costs.

Research and development costs decreased to $0.9 million for the fiscal 2011 first quarter, from $1.2 million for the fiscal 2010 first quarter, primarily resulting from a decrease in product clinical research costs.

Other Income/Expense.  The $0.1 million change in other income (expense), net, reflects the increase in amortized financing fees and commitment fees related to the new credit facility entered into in August 2009.

Income Tax Expense.  Income tax expense was $2.1 million for the fiscal 2011 first quarter, compared to $2.7 million for the fiscal 2010 first quarter.  The decrease resulted from a decrease in pre-tax income and a modest decrease in our effective tax rate primarily due to an expected increase in certain tax deductions.  The fiscal 2011 first quarter tax rate was 36.6%, compared to the fiscal 2010 first quarter tax rate of 37.8%.

Liquidity and Capital Resources

Working capital increased $4.9 million to $84.3 million at August 31, 2010, from $79.4 million at May 31, 2010.  The change in working capital reflects a $2.0 million reduction in cash and cash equivalents and available-for-sale securities, primarily resulting from a $7.3 million increase in inventories, partially offset by an increase in current liabilities, including primarily accounts payable and income taxes payable.  This resulted in negative cash flow from operating activities for the first quarter.  Cash and cash equivalents were also impacted by $1.0 million in capital expenditures and a $0.9 million increase in long-term available-for-sale securities.  The increase in inventories, together with the increase in accounts payable, reflects overall greater quantities and/or costs of raw materials and finished goods due to sales growth, change in private label production mix (higher per unit cost products have replaced lower per unit cost products), raw material buy forward strategies and both branded and private label promotional timing considerations.  The overall $2.8 million change in income taxes receivable/payable was primarily due to income tax expense recognized as a result of the fiscal 2011 first quarter financial results.  In addition, net receivables increased $3.0 million primarily due to an increase in net sales for August of fiscal 2011, as compared to May of fiscal 2010, partially offset by a $0.7 million decrease in refundable income taxes.

At August 31, 2010, we held $21.3 million in available-for-sale securities, consisting of $6.3 million in certificates of deposit and high grade commercial paper and $15.0 million in debt securities; including $0.4 million in illiquid ARS which are fully insured, state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer; we believe we will be able to successfully liquidate these investments.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our current liquidity needs.

On August 18, 2009, we entered into, through SNG, a new $80.0 million revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility replaced our previous $25.0 million credit facility which expired on June 30, 2009, and contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred $0.5 million in debt issue costs related to the Credit Facility, which are being amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At August 31, 2010, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80.0 million was available for borrowing under the Credit Facility.

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

A summary of our outstanding contractual obligations at August 31, 2010 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$6,021	$2,340	$3,674	$7	$—
Purchase obligations(2)	30,686	30,686	—	—	—

Total obligations	$36,707	$33,026	$3,674	$7	$—

(1)	Unrecognized income tax benefits totaling approximately $373 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of liability classified performance awards and recoverability of long-lived assets.  Note 1 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2010, filed with the SEC, describes the accounting policies governing each of these matters.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our interim financial statements:

●
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For both the fiscal 2011 and 2010 first quarters, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of $0.1 million.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

●
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  For both the fiscal 2011 and 2010 first quarters, changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of $0.1 million.  At August 31, 2010 and May 31, 2010, our allowances for doubtful accounts, sales returns and discounts amounted to $2.1 million and $2.0 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

●
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the fiscal 2011 and 2010 first quarters.  At both August 31, 2010 and May 31, 2010, unrecognized tax benefits totaled $0.4 million.

●
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At both August 31, 2010 and May 31, 2010, deferred tax asset valuation allowances were zero and changes in these valuation allowances did not impact net income for the fiscal 2011 and 2010 first quarters.

●
We recognize compensation expense for certain liability classified performance awards based on the appropriate change in fair value for the reporting period based on the requisite service completed.  The fair value is estimated based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the fiscal 2011 and fiscal 2010 first quarters, respectively, we recognized compensation expense related to existing awards of $0.4 million and $0.5 million.  At August 31, 2010, total unrecognized compensation expense, based on the estimated fair value as determined by our assessment of the probability that the performance criteria will be achieved, was $1.3 million.  This amount, which is subject to change based on the estimated fair value determined at each future reporting period, is recognizable over the remaining vesting period.

●
We have certain intangible assets, primarily consisting of goodwill, which are tested at least annually for impairment.  The determination of whether or not goodwill is impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

Impact of Inflation

Inflation affects the cost of raw materials, goods and services we use.  In recent years, inflation overall has been modest.  We seek to mitigate the adverse effects of inflation primarily through improved productivity, strategic buying initiatives, and cost containment programs.  However, the nutritional supplement industry’s competitive environment limits our ability to raise prices in order to recover higher costs resulting from inflation.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at August 31, 2010.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

Our disclosure procedures are designed to provide reasonable assurance of achieving their objectives.  As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

On September 28, 2010, we entered into amended severance and change in control agreements with Joseph W. Baty, our Executive Vice President and Chief Financial Officer, and Thomas H. Elitharp, our Executive Vice President, Operations and Support Services.  The agreements were amended to extend the term through September 30, 2013.  The remaining terms of the agreements remained substantially the same.

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

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: October 1, 2010	By:	/s/Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: October 1, 2010	By:	/s/Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer