Form 10-Q
period 2010-11-30
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2011-01-07
CIK 1022368

Jump to Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

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

As of January 5, 2011, the registrant had outstanding 20,912,774 shares of Class A common stock and 7,486,574 shares of Class B common stock.

  Pg. 1

Schiff Nutrition International, Inc.
Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (3 months) and (6 months)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND OTHER MATTERS
2.	AVAILABLE-FOR-SALE SECURITIES
3.	RECEIVABLES, NET
4.	INVENTORIES
5.	ACCRUED EXPENSES
6.	CAPITAL STRUCTURE
7.	EARNINGS PER SHARE
8.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS
9.	COMMITMENTS AND CONTINGENCIES
10.	RECENTLY ISSUED ACCOUNTING STANDARDS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-	General
-	Results of Operations (unaudited) (3 months) and (6 months)
-	Liquidity and Capital Resources
-	Critical Accounting Policies and Estimates
-	Impact of Inflation
-	Seasonality

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4T.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	[REMOVED AND RESERVED]
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

Exhibit 31.1.	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2.	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1.	CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	November 30, 2010	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$16,860	$31,768
Available-for-sale securities	8,939	13,641
Receivables, net	25,106	19,732
Inventories	41,570	35,081
Prepaid expenses	1,764	1,284
Deferred taxes, net	2,794	2,578

Total current assets	97,033	104,084

Property and equipment, net	14,816	13,882

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	1,224	6,763
Other assets	337	435
Deferred taxes, net	—	470

Total other assets	5,907	12,014

Total assets	$117,756	$129,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,796	$11,945
Accrued expenses	12,209	12,637
Dividends payable	562	85

Total current liabilities	26,567	24,667

Long-term liabilities:
Dividends payable	2,194	1,985
Deferred taxes, net	473	—
Other	383	2,880

Total long-term liabilities	3,050	4,865

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-20,801,904 and 12,880,038	208	129
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-7,486,574 and 14,973,148	75	150
Additional paid-in capital	87,132	91,481
Accumulated other comprehensive loss	(57)	(78)
Retained earnings	781	8,766

Total stockholders' equity	88,139	100,448

Total liabilities and stockholders' equity	$117,756	$129,980

See notes to condensed consolidated financial statements.
Jump to Index

Pg. 2

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended November 30,
	2010	2009

Net sales	$52,622	$53,754

Cost of goods sold	32,417	29,519

Gross profit	20,205	24,235

Operating expenses:
Selling and marketing	9,050	8,825
General and administrative	7,113	4,852
Research and development	983	1,088

Total operating expenses	17,146	14,765

Income from operations	3,059	9,470

Other income (expense):
Interest income	71	37
Interest expense	(108)	(110)
Other, net	6	(8)

Total other expense, net	(31)	(81)

Income before income taxes	3,028	9,389
Income tax expense	1,192	3,506

Net income	$1,836	$5,883

Weighted average shares outstanding:
Basic	28,844,115	28,340,648
Diluted	29,032,304	28,838,371

Net income per share:
Basic	$0.06	$0.21
Diluted	$0.06	$0.20

Comprehensive income	$1,861	$5,894

See notes to condensed consolidated financial statements.
Jump to Index

Pg. 3

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Six Months Ended November 30,
	2010	2009

Net sales	$104,041	$102,319

Cost of goods sold	63,531	58,922

Gross profit	40,510	43,397

Operating expenses:
Selling and marketing	18,335	15,459
General and administrative	11,317	9,110
Research and development	1,937	2,332

Total operating expenses	31,589	26,901

Income from operations	8,921	16,496

Other income (expense):
Interest income	129	106
Interest expense	(215)	(138)
Other, net	8	(13)

Total other expense, net	(78)	(45)

Income before income taxes	8,843	16,451
Income tax expense	3,318	6,177

Net income	$5,525	$10,274

Weighted average shares outstanding:
Basic	28,647,999	28,278,196
Diluted	29,073,329	28,785,375

Net income per share:
Basic	$0.19	$0.36
Diluted	$0.19	$0.36

Comprehensive income	$5,546	$10,303

See notes to condensed consolidated financial statements.
Jump to Index

Pg. 4

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended November 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,525	$10,274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	713	(179)
Depreciation and amortization	1,625	1,496
Amortization of financing fees	98	57
Stock-based compensation	3,575	866
Excess tax benefit from equity instruments	(1,254)	(545)
Other	(5)	14
Changes in operating assets and liabilities:
Receivables	(4,120)	(3,279)
Inventories	(6,489)	(2,492)
Prepaid expenses	(480)	(596)
Accounts payable	1,783	4,519
Other current liabilities	(428)	2,630
Other long-term liabilities	(1,650)	931

Net cash provided by (used in) operating activities	(1,107)	13,696

Cash flows from investing activities:
Purchase of property and equipment	(2,486)	(1,332)
Purchase of available-for-sale securities	(4,480)	(9,040)
Proceeds from sale of available-for-sale securities	14,756	4,799

Net cash provided by (used in) investing activities	7,790	(5,573)

Cash flows from financing activities:
Proceeds from stock options exercised	—	162
Purchase and retirement of common stock	(2,647)	(10)
Excess tax benefit from equity instruments	1,254	545
Dividends paid	(20,198)	(14,405)
Payment for debt issue costs	—	(530)

Net cash used in financing activities	(21,591)	(14,238)

Decrease in cash and cash equivalents	(14,908)	(6,115)
Cash and cash equivalents, beginning of period	31,768	52,648

Cash and cash equivalents, end of period	$16,860	$46,533

See notes to condensed consolidated financial statements.
Jump to Index

Pg. 5

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

As of September 30, 2010, we were a majority-owned subsidiary of Weider Health and Fitness (“WHF”).  In October 2010, TPG Growth (“TPG”), the middle market buyout and growth platform of TPG, a global private investment firm, purchased 7.5 million shares of our Class B common stock from WHF, which automatically converted to Class A common stock on a one-to-one basis, (the “WHF-TPG transaction”).  Concurrent with the sale, TPG and WHF entered into a stockholders agreement whereby two TPG representatives were appointed to serve as directors on our Board of Directors and WHF agreed to vote against the taking of certain corporate actions affecting the growth and operations of the Company without the prior written consent of TPG.  As of October 14, 2010, and following the WHF-TPG transaction, WHF and TPG collectively were the beneficial owners of shares representing 86% of total voting power.

The WHF-TPG transaction triggered certain provisions under the Company’s management and board of director long-term incentive plans, including accelerated vesting of outstanding awards and, in certain cases, accelerated payment of such awards.  As a result, we recognized approximately $3,624 in related long-term incentive plan expenses during our fiscal 2011 second quarter.

In September 2010, our Board of Directors approved a $0.70 per share special cash dividend, which was paid on October 26, 2010 to shareholders of record of Class A and Class B common stock at the close of business on September 23, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As of September 23, 2010, the record date, we had an aggregate of 29.8 million shares of common stock outstanding (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $20,884, presuming 100% vesting of shares underlying equity awards; $10,403 for holders of Class A common stock, including $1,384 for Class A common stock underlying equity awards, and $10,481 for the holder of Class B common stock.

In March 2010, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on April 14, 2010 to shareholders of record of Class A and Class B common stock at the close of business on March 31, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As of March 31, 2010, the record date, we had an aggregate of 29.8 million shares of common stock outstanding (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $14,909, presuming 100% vesting of shares underlying equity awards; $7,422 for holders of Class A common stock, including $991 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on August 28, 2009 to shareholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As of August 14, 2009, the record date, we had an aggregate of 29.9 million shares of common stock outstanding (including shares of common stock underlying equity awards

Jump to Index

Pg. 6

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

subject to dividend equivalent rights), including 27.6 million shares of outstanding Class A and Class B common stock, 1.3 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $14,927, presuming 100% vesting of shares underlying equity awards; $7,440 for holders of Class A common stock, including $1,105 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

In connection with the dividends paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options, we recognized non-cash compensation expense and a corresponding increase in additional paid-in capital of $703 for both the three and six months ended November 30, 2010.  Non-cash compensation expense for both the three and six months ended November 30, 2009 was not significant.

The special dividends noted above were funded from cash and cash equivalents, including in aggregate $48,955 distributed as of November 30, 2010.  All of the outstanding restricted stock and restricted stock units were vested as of November 30, 2010; however with respect to the vested restricted stock units for which the issuance of shares underlying these restricted stock units has been deferred, the dividends will not be distributed until after the deferred shares are issued.

On December 12, 2008, the Compensation Committee of our Board of Directors, pursuant to the Company’s 2004 Incentive Award Plan, approved the grant of long term incentive performance awards (“Performance Awards”) to certain officers and employees.  The Performance Awards were granted based on a target award value of $5,525, and were originally to be earned based on the Company’s cumulative performance against three pre-established financial performance targets over a performance period commencing October 1, 2008 and ending on May 31, 2011, as follows: (i) 50% of the award opportunity earned based on cumulative net sales for the performance period; (ii) 35% of the award opportunity earned based on cumulative operating income for the performance period; and (iii) 15% of the award opportunity earned based on cumulative net cash flow for the performance period; provided, however, that no amount would be earned or payable if cumulative operating income for the performance period did not meet or exceed a pre-established threshold amount.  In the event that the cumulative operating income threshold was met, participants would earn from 17.5% of the target award value for the Company’s threshold performance against the cumulative operating income goal (and failure to meet the thresholds for the other two financial goals) and up to 150% of the target award value for maximum Company performance against all three financial goals.

The earned value of the Performance Awards was scheduled to vest on May 31, 2011 subject to continued service by the participant(s) through that date.  The vested portion of the earned value of the Performance Awards was to be paid in a combination of cash and shares of the Company’s Class A common stock.  Two-thirds of the earned value would be delivered to participants in cash (subject to any applicable plan limitations, less applicable taxes), and the remaining balance would be paid in shares, based on the closing price of the Company’s common stock on the day preceding the date of the Committee’s certification of the Company’s performance, or as otherwise provided in the award agreements.  No dividends will be paid or accrued with respect to shares granted in payment of the Performance Awards until such shares are issued.

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards was based on the periodic assessment of the probability that the performance criteria will be achieved.  However, the WHF-TPG transaction resulted in the accelerated vesting and payment of the Performance Awards at the target award value of $5,525.  As a result, during the fiscal 2011 second quarter, we issued 330,026 shares of Class A common stock valued at $2,508 and paid $3,017 in cash for settlement of the Performance Awards.  Concurrent with the settlement, we reacquired (and retired) 220,377 shares valued at $1,675 to satisfy employee minimum income tax withholding requirements.  For the three and six months ended November 30, 2010 and 2009, respectively, we recognized $2,634 and $2,985, and $781 and $1,318 in compensation expense related to the Performance Awards.

On December 12, 2008, the Compensation Committee of our Board of Directors also granted 240,500 restricted stock units (the “Units”) to certain employees not participating in the Performance Awards program.  Each Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value, before forfeitures, of the Units at the grant date was $1,332, which was being expensed over the vesting period.  The Units were scheduled to cliff vest on May 31, 2011, or as otherwise provided in the award agreements, assuming the holder was still employed.  Any dividends declared and payable between the grant date and the vesting date would be payable to the holder on the first day of the fiscal quarter following the issuance of the shares.  However, the WHF-TPG transaction resulted in the accelerated vesting of the Units.  As a result, for the three and six months ended November 30, 2010 and 2009, respectively, we recognized $342 and $456, and $90 and $220 in compensation expense related to the Units.  At May 31, 2011, we expect to issue 202,500 shares of Class A common stock for the vested Units.

Jump to Index

Pg. 7

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

During our fiscal 2011 second quarter, overall stockholders' equity was impacted by the events discussed above, and other transactions.  In summary, the decrease in stockholders' equity for the six months ended November 30, 2010 primarily resulted from dividends declared totaling $20,884 and stock effectively purchased for payment of individual minimum withholding taxes totaling $2,647 resulting from settlement of the Performance Awards and cashless stock options exercised, partially offset by net income totaling $5,525, stock-based compensation totaling $4,422 (including $847 in stock-based compensation related to the Performance Awards recognized in fiscal 2010 and included in long-term liabilities at May 31, 2010) and excess tax benefit from equity instruments totaling $1,254.

With respect to our Condensed Consolidated Statements of Cash Flows, purchase of property and equipment included in accounts payable at November 30, 2010 and May 31, 2010, respectively, amounted to $274 and $206.  For the six months ended November 30, 2010 and 2009, respectively, interest payments totaled $117 and $81, income tax payments totaled $1,915 and $3,874 and shares of common stock (130,379 and 83,567) surrendered in exchange for options exercised totaled $1,002 and $514.  Also, during the six months ended November 30, 2010 and 2009, respectively, dividends declared but not paid totaled $743 and $529.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities at fair value consist of the following:
	November 30, 2010	May 31, 2010

Certificates of deposit and commercial paper	$4,187	$5,813
Corporate debt securities	2,000	5,497
Federal, state and municipal debt securities	3,976	9,094

Total	10,163	20,404
Less long-term portion	1,224	6,763

Short-term portion	$8,939	$13,641

At November 30, 2010, available-for-sale securities include $5,976 in debt securities, including $482 in illiquid auction rate securities (“ARS”).  The ARS, consisting of fully insured, state agency issued securities, will remain illiquid until a future auction is successful, the securities are called prior to the contractual maturity date by the issuer, or the securities mature.  At November 30, 2010, available-for-sale securities include $705 in debt securities which are valued at $95 below cost and are included in long-term assets.

Available-for-sale securities were measured at fair value, using:
	November 30, 2010	May 31, 2010

Quoted prices in active markets for identical assets (Level 1)	$9,681	$19,949
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	482	455

Total	$10,163	$20,404

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended November 30,
	2010	2009

Beginning balance	$455	$483
Total income (losses) (all unrealized and included in other comprehensive loss)	27	(15)

Ending balance	$482	$468

Contractual maturities of debt securities are as follows at November 30, 2010:

Less than one year	$4,752
One to five years	519
Over five years	705

Total	$5,976

Jump to Index

Pg. 8

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

At November 30, 2010, unrealized losses of $57, net of income tax benefits of $38, were included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.  The amount of unrealized gains or losses for the three and six months ended November 30, 2010 and 2009 was not significant.

We do not believe other financial instruments, including primarily cash and cash equivalents, accounts receivable and accounts payable, when valued using market interest rates, would be materially different from the amounts presented in these interim financial statements.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	November 30, 2010	May 31, 2010

Trade accounts	$25,746	$20,878
Refundable income taxes	1,314	707
Other	44	116

	27,104	21,701
Less allowances for doubtful accounts, sales returns and discounts	(1,998)	(1,969)

Total	$25,106	$19,732

4.	INVENTORIES

Inventories consist of the following:
	November 30, 2010	May 31, 2010

Raw materials	$19,432	$15,299
Work in process	2,461	1,910
Finished goods	19,677	17,872

Total	$41,570	$35,081

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	November 30, 2010	May 31, 2010

Accrued personnel related costs	$2,407	$5,323
Accrued promotional costs	8,691	6,076
Other	1,111	1,238

Total	$12,209	$12,637

6.	CAPITAL STRUCTURE

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

Jump to Index

Pg. 9

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

7.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations:

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Income available to common shareholders (numerator):
Net income	$1,836	$5,883	$5,525	$10,274
Adjustments	—	—	—	—

Income on which basic and diluted earnings per share are calculated	$1,836	$5,883	$5,525	$10,274

Weighted-average number of common shares outstanding (denominator):
Basic	28,844,115	28,340,648	28,647,999	28,278,196
Add-incremental shares from restricted stock	313	24,073	20,362	24,377
Add-incremental shares from restricted stock units	52	84,350	83,919	79,484
Add-incremental shares from stock options	187,824	389,300	321,049	403,318

Diluted	29,032,304	28,838,371	29,073,329	28,785,375

Options to purchase 32,000 shares of Class A common stock at exercise prices from $6.00 to $7.05 per share were outstanding during the first six months of fiscal 2010 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

At November 30, 2010, we held $10,163 in available-for-sale securities consisting of $4,187 in certificates of deposit and high quality commercial paper and $5,976 in debt securities, including $705 in debt securities which are valued at $95 below cost.  In determining the fair value of our available-for-sale securities at November 30, 2010, we have taken into consideration quoted market prices and/or other considerations, including, fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Although we believe the debt securities valued below cost will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant.  At November 30, 2010 and May 31, 2010, respectively, amounts due from Customer A represented approximately 37% and 45%, and amounts due from Customer B represented approximately 37% and 26%, of total trade accounts receivable.  For the first six months of fiscal 2011 and 2010, respectively, Customer A accounted for approximately 38% and 36% and Customer B accounted for approximately 35% and 33% of total net sales.  Net sales of our Schiff® Move Free® brand accounted for approximately 31% and 37%, respectively, of total net sales for the first six months of fiscal 2011 and 2010.

Jump to Index

Pg. 10

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

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. ("SNG"), a new $80,000 revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility replaced our previous $25,000 credit facility which expired on June 30, 2009, and contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At November 30, 2010, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80,000 was available for borrowing under the Credit Facility.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures.  The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliations, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements.  This guidance is effective for the first interim or annual reporting beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  We adopted the fair value disclosure guidance on March 1, 2010, except for the gross presentation of the Level 3 rollforwards information which we are not required to adopt until June 1, 2011.  The adoption of this guidance did not have a material effect on our results of operations and financial condition.

Jump to Index

Pg. 11

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and other reports filed with the SEC. Sections of this Form 10-Q including, in particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, current expectations, estimates and projections.  Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements.  These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially.  Important factors that may cause results to materially differ from these forward-looking statements include, but are not limited to, the factors indicated from time to time in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended May 31, 2010 and in our subsequent reports on Form 10-Q and Form 8-K, copies of which are available upon request from our investor relations group or which may be obtained at the SEC’s website (www.sec.gov).  Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

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

During fiscal 2010 and the first six months of fiscal 2011, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and to increase our market share in the joint care product category.  However, the overall joint care category has experienced a decline during the first six months of our fiscal 2011.  Our Move Free net sales decreased 15.5% to $31.8 million for the six months ended November 30, 2010, from $37.6 million for the six months ended November 30, 2009.  We are continuing efforts to increase distribution of our joint care products in international markets.  During the second half of fiscal 2010 and the first six months of fiscal 2011, we also continued our national marketing campaign to support new and existing distribution of MegaRed, an omega-3 krill oil product.

In regards to our private label business, during the second half of fiscal 2010, a very active and price competitive bidding process commenced for the manufacture of private label dietary supplements distributed in mass market retail accounts.  Private label net sales, and to a greater degree, associated gross profit and operating margins for the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, were negatively impacted as a result of the competitive bidding process.  Our operating results for fiscal 2011, as compared to fiscal 2010, will continue to be negatively impacted as a result of the competitive bidding process.  Subject to the ongoing results of the competitive bidding process, subsequent private label net sales and associated gross profit and operating margins may be negatively impacted.

Our operating results for fiscal 2010 and the first six months of fiscal 2011 were also impacted by the adoption of a long-term management incentive plan on December 12, 2008.  The impact to our fiscal 2011 second quarter and year to date financial results increased significantly as a result of the WHF-TPG transaction.  See Note 1 of Notes to Condensed Consolidated Financial Statements for further description of the long-term management incentive plan, the WHF-TPG transaction and their respective impact on our results of operations for the first six months of fiscal 2011 and 2010.

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

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Jump to Index

Pg. 12

Results of Operations (unaudited)
Three Months Ended November 30, 2010 Compared to Three Months
Ended November 30, 2009

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended November 30, (dollars in thousands):

	2010		2009

Net sales	$52,622	100.0%	$53,754	100.0%
Cost of goods sold	32,417	61.6	29,519	54.9

Gross profit	20,205	38.4	24,235	45.1
Operating expenses:
Selling and marketing	9,050	17.2	8,825	16.5
General and administrative	7,113	13.5	4,852	9.0
Research and development	983	1.9	1,088	2.0

Total operating expenses	17,146	32.6	14,765	27.5

Income from operations	3,059	5.8	9,470	17.6
Other expense, net	(31)	—	(81)	(0.2)
Income tax expense	(1,192)	(2.3)	(3,506)	(6.5)

Net income	$1,836	3.5%	$5,883	10.9%

Net Sales.  Net sales decreased 2.1% to $52.6 million for the fiscal 2011 second quarter, from $53.8 million for the fiscal 2010 second quarter, primarily due to a modest decrease in branded net sales.

Aggregate branded net sales decreased 3.4% to $38.0 million for the fiscal 2011 second quarter, from $39.4 million for the fiscal 2010 second quarter, primarily due to a $4.2 million increase in sales promotional incentives classified as sales price reductions, which more than offset a $2.8 million, or 5.3%, increase in sales volume.  Classification of promotional incentive costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was attributable to an increase in MegaRed sales due to incremental sales resulting from new distribution into various accounts in the second half of fiscal 2010, as well as continued sales growth supported by increases in advertising and sales promotional incentives, substantially offset by a decrease in Move Free sales.  Move Free net sales were $14.9 million and $20.1 million, respectively, for the fiscal 2011 and 2010 second quarters.

Private label sales remained relatively constant at $14.6 million for the fiscal 2011 second quarter, compared to $14.4 million for the fiscal 2010 second quarter.  With regard to our private label business, our fiscal 2011 net sales may be impacted by the ongoing active and price competitive bidding process for the manufacture of private label dietary supplements distributed in mass market retail accounts.

Gross Profit.  Gross profit decreased to $20.2 million for the fiscal 2011 second quarter, from $24.2 million for the fiscal 2010 second quarter.  Gross profit, as a percentage of net sales, decreased to 38.4% for the fiscal 2011 second quarter, from 45.1% for the fiscal 2010 second quarter, primarily resulting from tighter margins on private label sales, an increase in promotional sales incentives, a slightly higher mix of private label sales and an increase in inventory valuation adjustments.

Operating Expenses.  Operating expenses increased to $17.1 million for the fiscal 2011 second quarter, from $14.8 million for the fiscal 2010 second quarter.  Operating expenses, as a percentage of net sales, were 32.6% and 27.5%, respectively, for the fiscal 2011 and 2010 second quarters.  The increase in operating expenses resulted primarily from an increase in management and board of director long-term incentive plan costs due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $9.1 million for the fiscal 2011 second quarter, from $8.8 million for the fiscal 2010 second quarter, primarily due to a $0.5 million net increase in long-term and annual management incentive plan costs due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction, partially offset by a decrease in freight expense.

General and administrative expenses increased to $7.1 million for the fiscal 2011 second quarter, from $4.9 million for the fiscal 2010 second quarter, primarily due to a $2.1 million net increase in long-term and annual management and board of director incentive plan costs due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction.

Jump to Index

Pg. 13

Research and development costs remained relatively constant at $1.0 million for the fiscal 2011 second quarter, compared to $1.1 million for the fiscal 2010 second quarter.

Other Expense, net.  Other expense, net, which reflects interest expense, including debt commitment fees and amortized debt issue costs, net of interest income, remained relatively constant for the respective comparable quarters.

Income Tax Expense.  Income tax expense was $1.2 million for the fiscal 2011 second quarter, compared to $3.5 million for the fiscal 2010 second quarter.  The decrease resulted from a decrease in pre-tax income, partially offset by an increase in our effective tax rate primarily due to a projected decrease in certain tax deductions.  The fiscal 2011 second quarter tax rate was 39.4%, compared to the fiscal 2010 second quarter tax rate of 37.3%.

Results of Operations (unaudited)
Six Months Ended November 30, 2010 Compared to Six Months
Ended November 30, 2009

The following tables show comparative results for selected items as reported and as a percentage of net sales for the six months ended November 30, (dollars in thousands):

	2010		2009

Net sales	$104,041	100.0%	$102,319	100.0%
Cost of goods sold	63,531	61.1	58,922	57.6

Gross profit	40,510	38.9	43,397	42.4
Operating expenses:
Selling and marketing	18,335	17.6	15,459	15.1
General and administrative	11,317	10.9	9,110	8.9
Research and development	1,937	1.8	2,332	2.3

Total operating expenses	31,589	30.3	26,901	26.3

Income from operations	8,921	8.6	16,496	16.1
Other expense, net	(78)	(0.1)	(45)	—
Income tax expense	(3,318)	(3.2)	(6,177)	(6.1)

Net income	$5,525	5.3%	$10,274	10.0%

Net Sales.  Net sales increased 1.7% to $104.0 million for the six months ended November 30, 2010, from $102.3 million for the six months ended November 30, 2009, primarily due to an increase in branded net sales, partially offset by a decrease in private label net sales.

Aggregate branded net sales increased 3.8% to $78.1 million for the six months ended November 30, 2010, from $75.2 million for the six months ended November 30, 2009, primarily due to a $9.8 million increase in sales volume, partially offset by an increase in sales promotional incentives classified as sales price reductions.  Classification of promotional incentive costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was attributable to an increase in MegaRed sales due to incremental sales resulting from new distribution into various accounts in the second half of fiscal 2010, as well as continued sales growth supported by increases in advertising and sales promotional incentives, partially offset by a decrease in Move Free sales.  Move Free net sales were $31.8 million and $37.6 million, respectively, for the six months ended November 30, 2010 and 2009.

Private label sales decreased 4.3% to $26.0 million for the six months ended November 30, 2010, from to $27.1 million for the six months ended November 30, 2009, primarily due to the competitive bidding process which commenced during the second half of fiscal 2010.  With regard to our private label business, our fiscal 2011 net sales may be impacted by the ongoing active and price competitive bidding process for the manufacture of private label dietary supplements distributed in mass market retail accounts.

Gross Profit.  Gross profit decreased to $40.5 million for the six months ended November 30, 2010, from $43.4 million for the six months ended November 30, 2009.  Gross profit, as a percentage of net sales, decreased to 38.9% for the six months ended November 30, 2010, from 42.4% for the six months ended November 30, 2009, primarily resulting from tighter margins on private label sales, an increase in promotional sales incentives and an increase in inventory valuation adjustments.

Operating Expenses.  Operating expenses increased to $31.6 million for the six months ended November 30, 2010, from $26.9 million for the six months ended November 30, 2009.  Operating expenses, as a percentage of net sales, were 30.3% and 26.3%, respectively, for the six months ended November 30, 2010 and 2009.  The increase in operating expenses resulted primarily from an increase in management and board of director long-term incentive plan costs due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction and an increase in other selling and marketing expenses.

Jump to Index

Pg. 14

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $18.3 million for the six months ended November 30, 2010, from $15.5 million for the six months ended November 30, 2009, primarily due to a $3.0 million increase in advertising and other promotional expenses and a $0.4 million net increase in long-term and annual management incentive plan costs, partially offset by a decrease in freight expense.  Advertising and other promotional expenses for the six months ended November 30, 2009 were lower than originally scheduled due to the delay in certain MegaRed promotions resulting from the temporary disruption in our ability to fulfull customer orders for MegaRed due to raw material supply issues.

General and administrative expenses increased to $11.3 million for the six months ended November 30, 2010, from $9.1 million for the six months ended November 30, 2009, primarily due to a $1.9 million net increase in long-term and annual management and board of director incentive plan costs and an increase in legal fees.

Research and development costs decreased to $1.9 million for the six months ended November 30, 2010, from $2.3 million for the six months ended November 30, 2009, primarily resulting from a decrease in product clinical research costs.

Other Expense, net.  Other expense, net, which reflects interest expense, including debt commitment fees and amortized debt issue costs, net of interest income, remained relatively constant for the comparable six month periods.

Income Tax Expense.  Income tax expense was $3.3 million for the six months ended November 30, 2010, compared to $6.2 million for the six months ended November 30, 2009.  The decrease resulted from a decrease in pre-tax income.  The tax rate was 37.5% for both the six months ended November 30, 2010 and 2009.

Liquidity and Capital Resources

Working capital decreased $8.9 million to $70.5 million at November 30, 2010, from $79.4 million at May 31, 2010, reflecting a $19.6 million decrease in cash and cash equivalents and available-for-sale securities, a $5.4 million increase in net receivables, a $6.5 million increase in inventories, and a $1.9 million increase in accounts payable.  The decrease in cash and cash equivalents and available-for-sale securities was impacted by the increases in net receivables and inventories which resulted in negative cash flow from operating activities for the six months ended November 30, 2010.  The decrease in cash and cash equivalents and available-for-sale securities also includes, among other factors, $20.2 million in special dividend payments; $4.7 million in accelerated payment of Performance Awards, including stock purchased for payment of individual minimum withholding taxes; $2.5 million in capital expenditures; and, a $5.5 million reduction in long-term available-for-sale securities.  The increase in net receivables resulted from a $4.8 million in increase in accounts receivable due to an increase in net sales for November 2010, as compared to May 2010; and, a $0.6 million increase in income taxes receivable.  The increase in inventories, together with the increase in accounts payable, reflects overall greater quantities and/or costs of raw materials and finished goods due to sales growth, change in private label production mix (higher per unit cost products have replaced lower per unit cost products), raw material buy forward strategies and both branded and private label promotional timing considerations.

At November 30, 2010, we held $10.2 million in available-for-sale securities, consisting of $4.2 million in certificates of deposit and high grade commercial paper and $6.0 million in debt securities; including $0.5 million in illiquid ARS which are fully insured, state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, the securities are called by the issuer, or the securities mature; we believe we will be able to successfully liquidate these investments.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our current liquidity needs.

On August 18, 2009, we entered into, through SNG, a new $80.0 million revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility replaced our previous $25.0 million credit facility which expired on June 30, 2009, and contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred $0.5 million in debt issue costs related to the Credit Facility, which are being amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At November 30, 2010, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80.0 million was available for borrowing under the Credit Facility.

Jump to Index

Pg. 15

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

A summary of our outstanding contractual obligations at November 30, 2010 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$5,367	$2,328	$3,033	$6	$—
Purchase obligations(2)	20,190	20,190	—	—	—

Total obligations	$25,557	$22,518	$3,033	$6	$—

(1)	Unrecognized income tax benefits totaling approximately $383 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our interim financial statements:

●
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the six months ended November 30, 2010 and 2009, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of $0.5 million and $0.1 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

●
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of $0.1 million for both six month periods ended November 30, 2010 and 2009.  At both November 30, 2010 and May 31, 2010, our allowances for doubtful accounts, sales returns and discounts amounted to $2.0 million.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

Jump to Index

Pg. 16

●
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the six months ended November 30, 2010 and 2009.  At both November 30, 2010 and May 31, 2010, unrecognized tax benefits totaled $0.4 million.

●
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At both November 30, 2010 and May 31, 2010, deferred tax asset valuation allowances were zero and changes in these valuation allowances did not impact net income for the six months ended November 30, 2010 and 2009.

●
We recognize compensation expense for certain liability classified performance awards based on the appropriate change in fair value for the reporting period based on the requisite service completed.  The fair value is estimated based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the six months ended November 30, 2010 and 2009, respectively, we recognized compensation expense related to existing awards of $3.0 million and $1.3 million.  At November 30, 2010, there was no unrecognized compensation expense due to the accelerated vesting of all outstanding awards as a result of the WHF-TPG transaction.

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

Our cash flows and net income may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at November 30, 2010.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax income or cash flows.

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

Jump to Index

Pg. 17

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2011 second quarter:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

September 1 – September 30	—	—	—	—

October 1 – October 31	335,170	$7.60	—	—

November 1 – November 30	12,305	$8.13	—	—

Total	347,475	$7.62	—	—

(1)	Repurchase of these shares was to satisfy employee tax withholding obligations due upon settlement of Performance Awards and exercise of options.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

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

ITEM 6.	EXHIBITS

10.1.	Standstill Agreement between Schiff Nutrition, Inc. and TPG STAR SNI, L.P., dated October 14, 2010 (1)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

1.	Previously filed in the Company’s Current Report on Form 8-K filed on October 15, 2010 and incorporated herein by reference.
2.	Filed herewith.
3.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: January 7, 2011	By:	/s/Bruce J. Wood
Bruce J. Wood
President, Chief Executive Officer and Director

Date: January 7, 2011	By:	/s/Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

Jump to Index

Pg. 18