Form 10-Q
period 2011-02-28
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2011-04-14
CIK 1022368

Click here to go directly to INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

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
Non-Accelerated Filer ❑ (Do not check if a smaller reporting company               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑  No ☒

As of April 8, 2011, the registrant had outstanding 21,094,348 shares of Class A common stock and 7,486,574 shares of Class B common stock.

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	February 28, 2011	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$31,927	$31,768
Available-for-sale securities	6,051	13,641
Receivables, net	23,374	19,732
Inventories	38,340	35,081
Prepaid expenses	1,907	1,284
Deferred taxes, net	2,889	2,578

Total current assets	104,488	104,084

Property and equipment, net	14,258	13,882

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	1,718	6,763
Other assets	287	435
Deferred taxes, net	—	470

Total other assets	6,351	12,014

Total assets	$125,097	$129,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,960	$11,945
Accrued expenses	13,937	12,637
Dividends payable	1,764	85
Income taxes payable	393	—

Total current liabilities	30,054	24,667

Long-term liabilities:
Dividends payable	857	1,985
Deferred taxes, net	445	—
Other	1,243	2,880

Total long-term liabilities	2,545	4,865

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-20,925,752 and 12,880,038	209	129
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-7,486,574 and 14,973,148	75	150
Additional paid-in capital	87,449	91,481
Accumulated other comprehensive loss	(61)	(78)
Retained earnings	4,826	8,766

Total stockholders' equity	92,498	100,448

Total liabilities and stockholders' equity	$125,097	$129,980

See notes to condensed consolidated financial statements.

  Junp to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended February 28,
	2011	2010

Net sales	$57,735	$53,318

Cost of goods sold	36,863	31,137

Gross profit	20,872	22,181

Operating expenses:
Selling and marketing	7,906	8,436
General and administrative	5,624	4,215
Research and development	989	1,046

Total operating expenses	14,519	13,697

Income from operations	6,353	8,484

Other income (expense):
Interest income	22	31
Interest expense	(105)	(107)
Other, net	(38)	4

Total other expense, net	(121)	(72)

Income before income taxes	6,232	8,412
Income tax expense	2,187	2,679

Net income	$4,045	$5,733

Weighted average shares outstanding:
Basic	29,292,973	28,433,078
Diluted	29,388,398	29,043,530

Net income per share:
Basic	$0.14	$0.20
Diluted	$0.14	$0.20

Comprehensive income	$4,041	$5,727

See notes to condensed consolidated financial statements.

   Junp to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Nine Months Ended February 28,
	2011	2010

Net sales	$161,776	$155,637

Cost of goods sold	100,394	90,059

Gross profit	61,382	65,578

Operating expenses:
Selling and marketing	26,241	23,896
General and administrative	16,941	13,324
Research and development	2,926	3,378

Total operating expenses	46,108	40,598

Income from operations	15,274	24,980

Other income (expense):
Interest income	151	137
Interest expense	(320)	(245)
Other, net	(30)	(9)

Total other expense, net	(199)	(117)

Income before income taxes	15,075	24,863
Income tax expense	5,505	8,856

Net income	$9,570	$16,007

Weighted average shares outstanding:
Basic	28,862,990	28,329,823
Diluted	29,178,456	28,871,426

Net income per share:
Basic	$0.33	$0.57
Diluted	$0.33	$0.55

Comprehensive income	$9,587	$16,030

See notes to condensed consolidated financial statements.

   Junp to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended February 28,
	2011	2010
Cash flows from operating activities:
Net income	$9,570	$16,007
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	593	(984)
Depreciation and amortization	2,592	2,294
Amortization of financing fees	148	107
Stock-based compensation	3,605	1,264
Excess tax benefit from equity instruments	(1,709)	(578)
Other	35	11
Changes in operating assets and liabilities:
Receivables	(3,642)	(3,965)
Inventories	(3,259)	(2,302)
Prepaid expenses	(623)	(482)
Accounts payable	2,174	2,068
Other current liabilities	3,402	5,322
Other long-term liabilities	(790)	1,296

Net cash provided by operating activities	12,096	20,058

Cash flows from investing activities:
Purchase of property and equipment	(3,162)	(1,848)
Purchase of available-for-sale securities	(6,858)	(18,433)
Proceeds from sale of available-for-sale securities	19,521	7,892

Net cash provided by (used in) investing activities	9,501	(12,389)

Cash flows from financing activities:
Proceeds from stock options exercised	160	162
Purchase and retirement of common stock	(2,974)	(10)
Excess tax benefit from equity instruments	1,709	578
Dividends paid	(20,333)	(14,411)
Payment for debt issue costs	—	(530)

Net cash used in financing activities	(21,438)	(14,211)

Effect of exchange rate changes on cash	—	(1)

Increase (decrease) in cash and cash equivalents	159	(6,543)
Cash and cash equivalents, beginning of period	31,768	52,648

Cash and cash equivalents, end of period	$31,927	$46,105

See notes to condensed consolidated financial statements.

   Junp to Index

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

In February 2011, our Board of Directors appointed a new Chief Executive Officer (“CEO”), president and Director, replacing our retiring CEO, effective March 7, 2011.  As a result of this change, we recognized $1,894 in transition expenses during our fiscal 2011 third quarter.  In addition, we reclassified from long-term liabilities to current liabilities $1,339 in dividends payable included in our condensed consolidated balance sheet as of February 28, 2011 due to accelerated issuance of shares underlying restricted stock units held by the prior CEO.  The Company entered into an employment agreement with the new CEO, pursuant to which he was granted certain equity awards with a grant date preliminary value aggregating approximately $6,046.  The equity awards consist of 163,637 shares of restricted stock with a grant date value of $1,381; a stock option to purchase 654,550 shares of Class A common stock at an exercise price of $8.44 per share with a grant date value of approximately $2,740; and, stock options to purchase 409,093 shares of Class A common stock at an exercise price of $8.44 per share with a grant date preliminary value of approximately $1,925.  The restricted stock and option to purchase 654,550 shares vest in equal annual installments over a five-year period, in each case subject to continued employment with the Company through each such vesting date.  The options to purchase 409,093 shares will be eligible to vest in three stages based upon the Company’s achievement of stock price targets of $15.00, $20.00 and $25.00, in each case subject to continued employment with the Company through applicable service periods ranging from 2.4 to 4.4 years.  All stock options granted to the new CEO expire no later than ten years from the grant date.  With respect to the restricted stock, any dividends declared between the grant date and the vesting date will be payable to the new CEO when the shares vest.  The exercise price and number of shares of stock covered by the options and the stock price targets will be equitably adjusted, as necessary, for extraordinary dividends declared, if any.

As of September 30, 2010, we were a majority-owned subsidiary of Weider Health and Fitness (“WHF”).  In October 2010, a subsidiary of TPG Growth (“TPG”), the middle market buyout and growth platform of TPG, a global private investment firm, purchased 7.5 million shares of our Class B common stock from WHF, which automatically converted to Class A common stock on a one-to-one basis, (the “WHF-TPG transaction”).  Concurrent with the sale, TPG and WHF entered into a stockholders agreement whereby two TPG representatives were appointed to serve as directors on our Board of Directors and WHF agreed to vote against the taking of certain corporate actions affecting the growth and operations of the Company without the prior written consent of TPG.  As of October 14, 2010, and following the WHF-TPG transaction, WHF and TPG collectively were the beneficial owners of shares representing 86% of total voting power.

The WHF-TPG transaction triggered certain provisions under the Company’s management and board of director long-term incentive plans, including accelerated vesting of outstanding awards and, in certain cases, accelerated payment of such awards.  We recognized $30 in related long-term incentive plan expenses during the fiscal 2011 third quarter, as compared to $752 for the fiscal 2010 third quarter.  We recognized $4,226 and $2,488 in long-term incentive plan expenses for the nine months ending February 28, 2011 and 2010, respectively.

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

   Junp to Index

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

In connection with the dividends paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options, we recognized non-cash compensation expense and a corresponding increase in additional paid-in capital of $0 and $703 for the three and nine months ended February 28, 2011.  Non-cash compensation expense for both the three and nine months ended February 28, 2010 was not significant.

The special dividends noted above were funded from cash and cash equivalents, including in aggregate $49,090 distributed as of February 28, 2011.  All of the outstanding restricted stock and restricted stock units were vested as of February 28, 2011; however with respect to the vested restricted stock units for which the issuance of shares underlying these restricted stock units has been deferred, the dividends will not be distributed until after the deferred shares are issued.

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

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards was based on the periodic assessment of the probability that the performance criteria will be achieved.  However, the WHF-TPG transaction resulted in the accelerated vesting and payment of the Performance Awards at the target award value of $5,525.  As a result, during the

   Junp to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

fiscal 2011 second quarter, we issued 330,026 shares of Class A common stock valued at $2,508 and paid $3,017 in cash for settlement of the Performance Awards.  Concurrent with the settlement, we reacquired (and retired) 220,377 shares valued at $1,675 to satisfy employee minimum income tax withholding requirements.  For the three and nine months ended February 28, 2011 and 2010, respectively, we recognized $0 and $2,985, and $534 and $1,852 in compensation expense related to the Performance Awards.

On December 12, 2008, the Compensation Committee of our Board of Directors also granted 240,500 restricted stock units (the “Units”) to certain employees not participating in the Performance Awards program.  Each Unit represents the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value, before forfeitures, of the Units at the grant date was $1,332, which was being expensed over the vesting period.  The Units were scheduled to cliff vest on May 31, 2011, or as otherwise provided in the award agreements, assuming the holder was still employed.  Any dividends declared and payable between the grant date and the vesting date would be payable to the holder on the first day of the fiscal quarter following the issuance of the shares.  However, the WHF-TPG transaction resulted in the accelerated vesting of the Units.  As a result, for the three and nine months ended February 28, 2011 and 2010, respectively, we recognized $0 and $456, and $114 and $334 in compensation expense related to the Units.  At May 31, 2011, we expect to issue 202,500 shares of Class A common stock for the vested Units.

During fiscal 2011, overall stockholders' equity was impacted by the events discussed above, and other transactions.  In summary, the decrease in stockholders' equity for the nine months ended February 28, 2011 primarily resulted from dividends declared totaling $20,884 and stock effectively purchased for payment of individual minimum withholding taxes totaling $2,974 resulting from settlement of the Performance Awards and cashless stock options exercised, partially offset by net income totaling $9,570, stock-based compensation totaling $4,452 (including $847 in stock-based compensation related to the Performance Awards recognized in fiscal 2010 and included in long-term liabilities at May 31, 2010) and excess tax benefit from equity instruments totaling $1,709.

With respect to our condensed consolidated statements of cash flows, purchase of property and equipment included in accounts payable at February 28, 2011 and May 31, 2010, respectively, amounted to $48 and $206.  For the nine months ended February 28, 2011 and 2010, respectively, interest payments totaled $172 and $138, income tax payments totaled $1,930 and $7,461 and shares of common stock (183,919 and 86,064) surrendered in exchange for options exercised totaled $1,486 and $514.  Also, during the nine months ended February 28, 2011 and 2010, respectively, dividends declared but not paid totaled $681 and $524.

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities measured at fair value, using; quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3), consist of the following at:

	Level 1	Level 2	Level 3	Total
February 28, 2011:
Certificates of deposit	$2,058	$—	$—	$2,058
Commercial paper	999	—	—	999
Corporate debt securities	1,773	—	—	1,773
Federal, state and municipal debt securities	2,481	—	458	2,939

	$7,311	$—	$458	7,769
Less long-term portion				1,718

Short-term portion				$6,051

May 31, 2010:
Certificates of deposit	$5,313	$—	$—	$5,313
Commercial paper	500	—	—	500
Corporate debt securities	9,094	—	—	9,094
Federal, state and municipal debt securities	5,042	—	455	5,497

	$19,949	$—	$455	20,404
Less long-term portion				6,763

Short-term portion				$13,641

   Junp to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

At February 28, 2011, available-for-sale securities include $4,712 in debt securities, including $458 in illiquid auction rate securities (“ARS”).  The ARS, consisting of fully insured, state agency issued securities, will remain illiquid until a future auction is successful, the securities are called prior to the contractual maturity date by the issuer, or the securities mature.  At February 28, 2011, available-for-sale securities include $699 in debt securities which are valued at $101 below cost and are included in long-term assets.

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended February 28,
	2011	2010

Beginning balance	$455	$483
Total income (losses) (all unrealized and included in other comprehensive loss)	3	(38)

Ending balance	$458	$445

Contractual maturities of debt securities are as follows at February 28, 2011:

Less than one year	$3,496
One to five years	517
Over five years	699

Total	$4,712

At February 28, 2011, unrealized losses of $61, net of income tax benefits of $40, were included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.  The amount of unrealized gains or losses for the three and nine months ended February 28, 2011 and 2010 was not significant.

In determining the fair value of our available-for-sale securities at February 28, 2011, we have taken into consideration quoted market prices and/or other considerations, including, fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.

We do not believe other financial instruments, including primarily cash and cash equivalents, accounts receivable and accounts payable, when valued using market interest rates, would be materially different from the amounts presented in these interim financial statements.

3.	RECEIVABLES, NET

Receivables, net, consist of the following:
	February 28, 2011	May 31, 2010

Trade accounts	$25,464	$20,878
Refundable income taxes	—	707
Other	52	116

	25,516	21,701
Less allowances for doubtful accounts, sales returns and discounts	(2,142)	(1,969)

Total	$23,374	$19,732

   Junp to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

4.	INVENTORIES

Inventories consist of the following:
	February 28, 2011	May 31, 2010

Raw materials	$18,181	$15,299
Work in process	2,871	1,910
Finished goods	17,288	17,872

Total	$38,340	$35,081

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	February 28, 2011	May 31, 2010

Accrued personnel related costs	$2,866	$5,323
Accrued promotional costs	8,995	6,076
Other	2,076	1,238

Total	$13,937	$12,637

6.	CAPITAL STRUCTURE

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

   Junp to Index

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands, except share data)

7.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Income available to common shareholders (numerator):
Net income	$4,045	$5,733	$9,570	$16,007
Adjustments	—	—	—	—

Income on which basic and diluted earnings per share are calculated	$4,045	$5,733	$9,570	$16,007

Weighted-average number of common shares outstanding (denominator):
Basic	29,292,973	28,433,078	28,862,990	28,329,823
Add-incremental shares from restricted stock	2,022	39,823	14,353	29,525
Add-incremental shares from restricted stock units	322	124,811	56,052	94,593
Add-incremental shares from stock options	93,081	445,818	245,061	417,485

Diluted	29,388,398	29,043,530	29,178,456	28,871,426

8.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable.

Generally, our cash and cash equivalents, which may include money market accounts, certificates of deposit, United States Treasury Bills with maturities of three months or less, and high quality commercial paper, exceed Federal Deposit Insurance Corporation limits on insurable amounts; which exposes us to certain credit risk.  We mitigate our risk by investing in or through major financial institutions.  We have not experienced any realized losses on our cash equivalents and available-for-sale securities.

At February 28, 2011, we held $7,769 in available-for-sale securities consisting of $3,057 in certificates of deposit and high quality commercial paper and $4,712 in debt securities, including $699 in debt securities which are valued at $101 below cost.  In determining the fair value of our available-for-sale securities at February 28, 2011, we have taken into consideration quoted market prices and/or other considerations, including fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Although we believe the debt securities valued below cost will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant.  At February 28, 2011 and May 31, 2010, respectively, amounts due from Customer A represented approximately 35% and 45%, and amounts due from Customer B represented approximately 38% and 26%, of total trade accounts receivable.  For the first nine months of fiscal 2011 and 2010, respectively, Customer A accounted for approximately 36% and 38% and Customer B accounted for approximately 37% and 34% of total net sales.  Net sales of our Schiff® Move Free® brand accounted for approximately 29% and 37%, respectively, of total net sales for the first nine months of fiscal 2011 and 2010.

   Junp to Index

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

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. ("SNG"), a new $80,000 revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility replaced our previous $25,000 credit facility which expired on June 30, 2009, and contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At February 28, 2011, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80,000 was available for borrowing under the Credit Facility.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures.  The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 roll forward reconciliations, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements.  This guidance is effective for the first interim or annual reporting beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  We adopted the fair value disclosure guidance on March 1, 2010, except for the gross presentation of the Level 3 roll forwards information which we are not required to adopt until June 1, 2011.

   Junp to Index

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

During fiscal 2010 and the first nine months of fiscal 2011, we continued to provide selling and marketing support intended both to defend our overall Move Free business against competition, including private label, and to increase our market share in the joint care product category.  However, the overall joint care category has experienced a decline during the first nine months of our fiscal 2011.  Our Move Free net sales decreased 15.5% to $47.4 million for the nine months ended February 28, 2011, from $57.9 million for the nine months ended February 28, 2010.  We are continuing efforts to correct this trend and to increase distribution of our joint care products in both domestic and international markets.  During the second half of fiscal 2010 and the first nine months of fiscal 2011, we also continued our national marketing campaign to support new and existing distribution of MegaRed, an omega-3 krill oil product.

In regards to our private label business, during the second half of fiscal 2010, a very active and price competitive bidding process commenced for the manufacture of private label dietary supplements distributed in mass market retail accounts.  Although, private label net sales have not been significantly impacted, associated gross profit and operating margins for the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, were negatively impacted as a result of the competitive bidding process.  Our operating results for fiscal 2011, as compared to fiscal 2010, will continue to be negatively impacted as a result of the competitive bidding process.  Subject to the ongoing results of the competitive bidding process, fiscal 2012 private label net sales and associated gross profit and operating margins may be negatively impacted, potentially significantly, as compared to fiscal 2011.

Our operating results for the fiscal 2011 third quarter, as compared to the fiscal 2010 third quarter, were negatively impacted by a higher mix of private label sales.  Gross profit for any particular quarter is impacted by our branded to private label sales mix which can change on a quarter to quarter basis.

Our operating results for fiscal 2010 and the first nine months of fiscal 2011 were also impacted by the adoption of a long-term management incentive plan on December 12, 2008.  The impact to our fiscal 2011 third quarter and year to date financial results changed significantly as a result of the impact the WHF-TPG transaction had on the vesting of the long-term management incentive plan awards.  See Note 1 of Notes to Condensed Consolidated Financial Statements for further description of the long-term management incentive plan, the WHF-TPG transaction and their respective impact on our results of operations for the three and nine months ended February 28, 2011 and 2010.

Our operating results for the three and nine months ended February 28, 2011 were also negatively impacted by the recognition of $1.9 million in expenses relating to CEO transition.  See Note 1 of Notes to Condensed Consolidated Financial Statements for further description of the change.

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

   Junp to Index

Our principal executive offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104, and our telephone number is (801) 975-5000.

Results of Operations (unaudited)
Three Months Ended February 28, 2011 Compared to Three Months
Ended February 28, 2010

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended February 28, (dollars in thousands):

	2011		2010

Net sales	$57,735	100.0%	$53,318	100.0%
Cost of goods sold	36,863	63.8	31,137	58.4

Gross profit	20,872	36.2	22,181	41.6
Operating expenses:
Selling and marketing	7,906	13.7	8,436	15.8
General and administrative	5,624	9.8	4,215	7.9
Research and development	989	1.7	1,046	2.0

Total operating expenses	14,519	25.2	13,697	25.7

Income from operations	6,353	11.0	8,484	15.9
Other expense, net	(121)	(0.2)	(72)	(0.1)
Income tax expense	(2,187)	(3.8)	(2,679)	(5.0)

Net income	$4,045	7.0%	$5,733	10.8%

Net Sales.  Net sales increased 8.3% to $57.7 million for the fiscal 2011 third quarter, from $53.3 million for the fiscal 2010 third quarter, primarily due to increases in both branded and private label net sales.

Aggregate branded net sales increased 3.9% to $40.4 million for the fiscal 2011 third quarter, from $38.8 million for the fiscal 2010 third quarter, primarily due to a $1.6 million increase in sales volume.  The increase in branded sales volume is primarily attributable to an increase in MegaRed sales due to continued sales growth, substantially offset by a decrease in Move Free sales.  Move Free net sales were $15.7 million and $20.3 million, respectively, for the fiscal 2011 and 2010 third quarters.  The decline in Move Free net sales is primarily attributable to an overall decline in the joint care category market, together with intense competitive pricing pressures.

Private label sales increased 20.0% to $17.4 million for the fiscal 2011 third quarter, from $14.5 million for the fiscal 2010 third quarter, primarily resulting from the timing and product mix of private label business acquired and lost in a continuing volatile and price competitive bidding process for the manufacture of private label dietary supplements distributed in mass market retail accounts.

Gross Profit.  Gross profit decreased to $20.9 million for the fiscal 2011 third quarter, from $22.2 million for the fiscal 2010 third quarter.  Gross profit, as a percentage of net sales, decreased to 36.2% for the fiscal 2011 third quarter, from 41.6% for the fiscal 2010 third quarter, primarily resulting from a higher mix of private label sales and the impact of tighter margins on fiscal 2011 third quarter private label sales as compared to fiscal 2010 third quarter private label sales, partially offset by a decrease in inventory valuation adjustments.

Operating Expenses.  Operating expenses increased to $14.5 million for the fiscal 2011 third quarter, from $13.7 million for the fiscal 2010 third quarter.  Operating expenses, as a percentage of net sales, were 25.2% and 25.7%, respectively, for the fiscal 2011 and 2010 third quarters.  A modest decrease in selling and marketing expenses was more than offset by a significant increase in general and administrative expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, decreased to $7.9 million for the fiscal 2011 third quarter, from $8.4 million for the fiscal 2010 third quarter.  The decrease primarily resulted from a $0.3 million reduction in promotional expenses, primarily display costs, due to promotional timing considerations and a $0.2 million decrease in selling and marketing overhead due to a reduction in management long-term and annual incentive plan costs.  The decrease in management long-term incentive plan costs resulted from the accelerated vesting of awards in the fiscal 2011 second quarter due to the WHF-TPG transaction.

   Junp to Index

General and administrative expenses increased to $5.6 million for the fiscal 2011 third quarter, from $4.2 million for the fiscal 2010 third quarter, primarily due to $1.9 million in incremental CEO transition expenses, partially offset by a $0.7 million decrease in management and board of director long-term and annual incentive plan costs.  The decrease in management and board of director long-term incentive plan costs resulted from the accelerated vesting of awards in the fiscal 2011 second quarter due to the WHF-TPG transaction.

Research and development costs remained relatively constant at $1.0 million for both the fiscal 2011 and 2010 third quarters.

Other Expense, net.  Other expense, net, which reflects interest expense, including debt commitment fees and amortized debt issue costs, net of interest income, remained relatively constant for the respective comparable quarters.

Income Tax Expense.  Income tax expense was $2.2 million for the fiscal 2011 third quarter, compared to $2.7 million for the fiscal 2010 third quarter.  The decrease resulted from a decrease in pre-tax income, partially offset by an increase in our effective tax rate primarily due to the impact of favorable income tax credits recognized in the fiscal 2010 third quarter.  The fiscal 2011 third quarter tax rate was 35.1%, compared to the fiscal 2010 third quarter tax rate of 31.8%.

Results of Operations (unaudited)
Nine Months Ended February 28, 2011 Compared to Nine Months
Ended February 28, 2010

The following tables show comparative results for selected items as reported and as a percentage of net sales for the nine months ended February 28, (dollars in thousands):

	2011		2010

Net sales	$161,776	100.0%	$155,637	100.0%
Cost of goods sold	100,394	62.1	90,059	57.9

Gross profit	61,382	37.9	65,578	42.1
Operating expenses:
Selling and marketing	26,241	16.2	23,896	15.3
General and administrative	16,941	10.5	13,324	8.6
Research and development	2,926	1.8	3,378	2.2

Total operating expenses	46,108	28.5	40,598	26.1

Income from operations	15,274	9.4	24,980	16.0
Other expense, net	(199)	(0.1)	(117)	—
Income tax expense	(5,505)	(3.4)	(8,856)	(5.7)

Net income	$9,570	5.9%	$16,007	10.3%

Net Sales.  Net sales increased 3.9% to $161.8 million for the nine months ended February 28, 2011, from $155.6 million for the nine months ended February 28, 2010, primarily due to an increase in both branded and private label net sales.

Aggregate branded net sales increased 3.9% to $118.4 million for the nine months ended February 28, 2011, from $114.0 million for the nine months ended February 28, 2010, primarily due to a $11.4 million increase in sales volume, partially offset by an increase in sales promotional incentives classified as sales price reductions.  Classification of promotional incentive costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was primarily attributable to an increase in MegaRed sales due to incremental sales resulting from new distribution into various accounts in the first half of fiscal 2010, as well as continued MegaRed sales growth supported by increases in advertising and sales promotional incentives, partially offset by a decrease in Move Free sales.  Move Free net sales were $47.4 million and $57.9 million, respectively, for the nine months ended February 28, 2011 and 2010.  The decline in Move Free net sales is primarily attributable to an overall decline in the joint care category market, together with intense competitive pricing pressures and customer inventory reductions.

Private label sales increased 4.2% to $43.3 million for the nine months ended February 28, 2011, from to $41.6 million for the nine months ended February 28, 2010, primarily resulting from the timing and product mix of private label business acquired and lost in a continuing volatile and price competitive bidding process for the manufacture of private label dietary supplements distributed in mass market retail accounts.

     Junp to Index

Gross Profit.  Gross profit decreased to $61.4 million for the nine months ended February 28, 2011, from $65.6 million for the nine months ended February 28, 2010.  Gross profit, as a percentage of net sales, decreased to 37.9% for the nine months ended February 28, 2011, from 42.1% for the nine months ended February 28, 2010, primarily resulting from tighter margins on private label sales and an increase in promotional sales.

Operating Expenses.  Operating expenses increased to $46.1 million for the nine months ended February 28, 2011, from $40.6 million for the nine months ended February 28, 2010.  Operating expenses, as a percentage of net sales, were 28.5% and 26.1%, respectively, for the nine months ended February 28, 2011 and 2010.  The increase in operating expenses resulted primarily from incremental CEO transition expenses, an increase in management and board of director long-term incentive plan costs due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction, and an increase in other selling and marketing expenses, partially offset by a modest decrease in research and development costs.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $26.2 million for the nine months ended February 28, 2011, from $23.9 million for the nine months ended February 28, 2010, primarily due to a $2.7 million increase in advertising and other promotional expenses and a $0.2 million net increase in management long-term and annual incentive plan costs, partially offset by a decrease in freight expense.  The increase in management long-term incentive plan costs resulted from the accelerated vesting of awards in the fiscal 2011 second quarter due to the WHF-TPG transaction.  The increase in advertising and other promotional expenses primarily resulted from continued support of MegaRed sales growth and the introduction of new products.

General and administrative expenses increased to $16.9 million for the nine months ended February 28, 2011, from $13.3 million for the nine months ended February 28, 2010, primarily due to $1.9 million in incremental CEO transition expenses, a $1.1 million net increase in management and board of director long-term and annual incentive plan costs and an increase in professional fees.   The increase in management and board of director long-term incentive plan costs resulted from the accelerated vesting of awards in the fiscal 2011 second quarter due to the WHF-TPG transaction.

Research and development costs decreased to $2.9 million for the nine months ended February 28, 2011, from $3.4 million for the nine months ended February 28, 2010, primarily resulting from a decrease in product clinical research costs.

Other Expense, net.  Other expense, net, which reflects interest expense, including debt commitment fees and amortized debt issue costs, net of interest income, remained relatively constant for the comparable nine month periods.

Income Tax Expense.  Income tax expense was $5.5 million for the nine months ended February 28, 2011, compared to $8.9 million for the nine months ended February 28, 2010.  The decrease primarily resulted from a decrease in pre-tax income.  The effective tax rate remained relatively constant at 36.5% and 35.6% respectively, for the nine months ended February 28, 2011 and 2010.

Liquidity and Capital Resources

Working capital decreased $5.0 million to $74.4 million at February 28, 2011, from $79.4 million at May 31, 2010, reflecting a $7.4 million decrease in cash and cash equivalents and available-for-sale securities, a $3.6 million increase in net receivables, a $3.3 million increase in inventories, a $2.0 million increase in accounts payable, and a $1.7 million increase in dividends payable.  The decrease in cash and cash equivalents and available-for-sale securities includes, among other factors, $20.3 million in special dividend payments; $4.7 million in accelerated payment of Performance Awards, including stock purchased for payment of individual minimum withholding taxes and $3.2 million in capital expenditures; partially offset by $5.0 million reduction in long-term available-for-sale securities and positive cash flows from operations.  The increase in net receivables primarily resulted from a $4.6 million increase in accounts receivable due to an increase in net sales for February 2011, as compared to May 2010, partially offset by a $0.7 million decrease in income taxes receivable.  The increase in inventories, together with the increase in accounts payable, reflects overall greater quantities and/or costs of raw materials and finished goods due to sales growth, change in private label production mix (higher per unit cost products have replaced lower per unit cost products), raw material buy forward strategies and both branded and private label promotional timing considerations.  Dividends payable totaling $1.3 million were reclassified from long-term liabilities to current liabilities due to the CEO transition, which will result in an accelerated issuance of shares underlying restricted stock units held by the prior CEO.

At February 28, 2011, we held $7.8 million in available-for-sale securities, consisting of $3.1 million in certificates of deposit and high grade commercial paper and $4.7 million in debt securities; including $0.5 million in illiquid ARS which are fully insured, state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, the securities are called by the issuer, or the securities mature; we believe we will be able to successfully liquidate these investments.  However, we believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our current liquidity needs.

     Junp to Index

On August 18, 2009, we entered into, through SNG, a new $80.0 million revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility replaced our previous $25.0 million credit facility which expired on June 30, 2009, and contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred $0.5 million in debt issue costs related to the Credit Facility, which are being amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At February 28, 2011, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80.0 million was available for borrowing under the Credit Facility.

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

A summary of our outstanding contractual obligations at February 28, 2011 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$4,784	$2,324	$2,456	$4	$—
Purchase obligations(2)	16,494	16,494	—	—	—

Total obligations	$21,278	$18,818	$2,456	$4	$—

(1)	Unrecognized income tax benefits totaling approximately $445 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

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

     Junp to Index

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our interim financial statements:

●
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the nine months ended February 28, 2011 and 2010, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of $0.5 million and $0.6 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

●
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of $0.2 million and $0.6 million, respectively, for the nine months ended February 28, 2011 and 2010.  At February 28, 2011 and May 31, 2010, our allowances for doubtful accounts, sales returns and discounts amounted to $2.1 million and $2.0 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

●
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the nine months ended February 28, 2011 and 2010.  At both February 28, 2011 and May 31, 2010, unrecognized tax benefits totaled approximately $0.4 million.

●
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At both February 28, 2011 and May 31, 2010, deferred tax asset valuation allowances were zero and changes in these valuation allowances did not impact net income for the nine months ended February 28, 2011 and 2010.

●
We recognized compensation expense for certain liability classified performance awards based on the appropriate change in fair value for the reporting period based on the requisite service completed.  The fair value was estimated based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria would be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the nine months ended February 28, 2011 and 2010, respectively, we recognized compensation expense related to existing awards of $3.0 million and $1.9 million.  At February 28, 2011, there was no unrecognized compensation expense due to the accelerated vesting of all outstanding awards as a result of the WHF-TPG transaction.

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

     Junp to Index

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

Our cash flows and net income may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at February 28, 2011.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax income or cash flows.

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

     Junp to Index

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 9 to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2010, except as follows:

We are controlled by our principal stockholders.  Collectively, WHF and TPG beneficially own shares of our Class A common stock and Class B common stock representing over 85% of the aggregate voting power of all outstanding shares of our common stock as of April 1, 2011.  In addition, pursuant to a stockholders agreement entered into by TPG and WHF concurrent with the WHF-TPG transaction, two TPG representatives were appointed to serve as directors on our Board of Directors and WHF agreed to vote against the taking of certain corporate actions affecting the growth and operations of the Company without the prior written consent of TPG.  One of our directors also serves on the board of directors of WHF. Together, WHF and TPG are in a position to exercise control over us and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by our amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control our operations.  Accordingly, we cannot engage in any strategic transactions without the approval of WHF and TPG.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1.	Separation Agreement between the Company and Bruce J. Wood, effective as of March 7, 2011. (1)
10.2.	Employment Agreement between the Company and Tarang Amin, effective as of March 7, 2011. (1)
10.3.	Amendment No. 4 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (1)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

1.	Previously filed in the Company’s Current Report on Form 8-K filed on February 18, 2011 and incorporated herein by reference.
2.	Filed herewith.
3.	Furnished herewith.

     Junp to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: April 14, 2011	By:	/s/ Tarang P. Amin
Tarang P. Amin
President, Chief Executive Officer and Director

Date: April 14, 2011	By:	/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer

     Junp to Index