Form 10-K
period 2011-05-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2011-08-15
CIK 1022368

Click for Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011
or
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

Large accelerated filer ❑                        Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)                                                                                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ❑ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $96,835,991 as of November 30, 2010, the last day of the registrant’s second fiscal quarter, based upon the closing price on the New York Stock Exchange of $8.23 for shares of the registrant’s Class A common stock on November 30, 2010.

As of August 8, 2011 the registrant had outstanding 21,285,345 shares of Class A common stock and 7,486,574 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended May 31, 2011, are incorporated by reference into Part III hereof.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (ICFR)

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (FS)
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES
2.	AVAILABLE-FOR-SALE SECURITIES
3.	RECEIVABLES, NET
4.	INVENTORIES
5.	PROPERTY AND EQUIPMENT, NET
6.	GOODWILL AND INTANGIBLE ASSETS, NET
7.	ACCRUED EXPENSES
8.	INCOME TAXES
9.	CASH DIVIDEND
10.	ACCUMULATED OTHER COMPREHENSIVE LOSS
11.	EARNINGS PER SHARE
12.	STOCK-BASED COMPENSATION PLANS
13.	COMMITMENTS AND CONTINGENCIES
14.	RELATED PARTY TRANSACTIONS
15.	QUARTERLY RESULTS (UNAUDITED)
16.	SUBSEQUENT EVENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS

EXHIBIT – 21.1	SUBSIDIARIES OF SCHIFF NUTRITION INTERNATIONAL, INC.
EXHIBIT – 23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
EXHIBIT – 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT.
EXHIBIT – 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT.
EXHIBIT – 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT.

PART I

Note on Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K, including statements under the captions “Business,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections.  Statements that are not historical facts, including statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements.  While we believe these assumptions, expectations, estimates and projections are reasonable, such statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially.  The fact that some of the risks may be the same or similar to past reports we have filed with the Securities and Exchange Commission (“SEC”) means only that the risks are present in multiple periods.  We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.  Important factors that may cause these forward-looking statements to be false or materially different from our current expectations include, but are not limited to, the factors discussed in Items 1, 1A, 3, 7 and 7A of this Annual Report.  Industry data used throughout this report was obtained from industry publications and internal company estimates.  While we believe such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

You should carefully consider the risks described in this Annual Report on Form 10-K, including those set forth in “Item 1A-Risk Factors” below.  Any of these risks could have a material adverse effect on our results of operations and financial condition.

ITEM 1.	BUSINESS

General

Schiff Nutrition International, Inc. (“we,” “us,” or “our”) develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  We offer a broad range of capsules, tablets and nutrition bars.  Our portfolio of recognized brands, including Schiff Move Free®, Schiff® Vitamins, Schiff MegaRed®, Schiff Mega-D3®, Tiger’s Milk®, Schiff Sustenex®, and Schiff Digestive Advantage® is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

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

Recent Developments

On June 1, 2011, we purchased from Ganeden Biotech, Inc. (“Ganeden”) certain inventory, receivables and intellectual property and assumed certain liabilities relating to probiotic brands Sustenex and Digestive Advantage for approximately $40.0 million in cash funded by borrowings under our revolving credit facility.  The asset purchase agreement contains certain customary representations, warranties, indemnities and covenants by us and Ganeden, including a five-year non-compete and non-solicitation agreement by Ganeden.

In connection with the acquisition, we entered into a License Agreement with Ganeden whereby Ganeden granted us a perpetual, exclusive, worldwide license under patents and associated know-how and other intellectual property rights to develop, manufacture and commercialize probiotics for use as dietary supplements for human consumption or human use over-the-counter without a prescription or otherwise in the vitamins, minerals and supplements market (including foods or beverages marketed as supplements).  Pursuant to the terms of the License Agreement, we will pay Ganeden royalties based on a percentage of our net sales of the licensed products for a period of five years.

Industry Overview

According to the “Nutrition Business Journal,” the market for vitamins, minerals and supplements in the United States was estimated to be approximately $26.9 billion in 2009 (the most recent year for which data is available).  We believe that the market has reached its present size due to a number of factors, including:

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

Our Schiff brand specialty supplements are designed to provide consumers with targeted support for their wellness efforts.  Our specialty supplements include joint care products marketed under the Schiff brand, including our Schiff Move Free and glucosamine products.  Our Schiff Move Free product is one of the leading joint care products in the mass market channel.  Schiff Move Free net sales were $60.5 million, $71.2 million and $71.3 million, respectively, for fiscal 2011, 2010 and 2009 and represented 28%, 35% and 37%, respectively, of our total net sales for fiscal 2011, 2010 and 2009.  In addition, MegaRed represents a growing Omega-3 product line and is a significant portion of our branded sales.  We also recently acquired a line of probiotics products marketed under the Sustenex and Digestive Advantage brands.  We cannot assure you that Schiff Move Free, Schiff MegaRed or other of our products will maintain current sales levels over time.  A significant decrease in Schiff Move Free, joint care category or Schiff MegaRed sales would have a material adverse effect on our results of operations and financial condition.  Other specialty supplement products include:

•	other omega-3 products, such as Fish Oil;

•	specialty products for men and women, such as Prostate Health and Folic Acid; and

•	other specialty products, such as Melatonin Ultra, Niacin and Acidophilus.

Our Schiff brand vitamin products are designed to provide consumers with essential vitamins and minerals as supplements to healthy diet and exercise.  Schiff brand vitamin products include:

•	multivitamins, such as Single Day and Prime Years;

•	individual vitamins, such as Mega-D3, Vitamin B and Vitamin C; and

•	minerals, such as Calcium and Iron.

Click for Table of Contents

The Schiff brand is marketed primarily in the mass market retail channel, with additional limited distribution in health food stores.  Our products are sold domestically in leading retail outlets in all 50 states.  Our mass market customers include:

•	warehouse clubs, such as Costco, Sam’s Club and BJ’s;

•	mass merchandisers, such as WalMart and Target;

•	drug stores, such as Walgreens, CVS and Rite Aid; and

•	supermarkets, such as Fred Meyer, Giant, Kroger, Publix, Safeway, Stop & Shop, H-E-B and Raley’s.

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

Our largest customers are Costco and WalMart and our concentration in these two customers is significant.  Combined, these two customers accounted for 73%, 72% and 76%, respectively, of total net sales for fiscal 2011, 2010 and 2009.  We cannot assure you that either Costco or WalMart will continue to be significant customers in the future.  The loss of either Costco or WalMart as a customer, or a significant reduction in purchase volume by Costco or WalMart, would have a material adverse effect on our results of operations and financial condition.

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

We also market a line of nutrition bar products under the Tiger’s Milk brand.  The Tiger’s Milk product line includes several nutrition bars that supply protein, vitamins and other essential nutrients with fewer calories than a traditional candy bar.  The Tiger’s Milk brand is intended to provide consumers with a healthy alternative to traditional snack foods and candy bars and is sold primarily through warehouse clubs, mass market retailers and convenience stores, with additional limited distribution in health food stores.

We believe our business, which consists of the aggregation of the foregoing product-based operating segments, represents our only reportable segment.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements in this Annual Report, for more information concerning reportable segments and the geographic areas and channels in which we conduct our business.

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

We market our products using a mix of trade and consumer promotions; television, internet, newspaper and print media advertising; and consumer education efforts.  Our advertising and marketing expenditures, excluding promotional incentives reflected as reductions in net sales or increases in cost of goods sold, were $21.2 million, $20.2 million and $20.4 million, respectively, for fiscal 2011, 2010 and 2009.  Classification of promotional incentive costs as a reduction from gross sales or increase in cost of goods sold is required when the promotion effectively represents a price reduction or free goods.

During fiscal 2011, we maintained our focus on competitively supporting our joint care products, particularly our Schiff Move Free brand and glucosamine products, with primarily trade spending and promotional support.  Additionally, we allocated significant trade, consumer and advertising spending to support expanded distribution of Schiff MegaRed.  We continued to employ television, internet, magazine and other media in fiscal 2011, along with several targeted public relations and sampling campaigns.  We anticipate a significant increase in advertising expense in fiscal 2012.  We believe our overall level of trade spending, as a percentage of gross sales, will decrease in fiscal 2012.

Click for Table of Contents

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

We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits.  To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy and safety studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns.  For research and development initiatives, we conduct research and development in our own facility and with third parties.  Product research and development expenses were $4.0 million, $4.7 million and $4.3 million, respectively, for fiscal 2011, 2010 and 2009.

Manufacturing and Product Quality

We manufacture the majority of our products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which also includes our main distribution center, our primary administrative offices and our nutrition bar manufacturing plant.  Our Salt Lake City capsule and tablet facility is designed and operated to meet the current Good Manufacturing Practices (“GMPs”) as promulgated by the US FDA in 21 CFR Part III.  In September 2009, we underwent our first Food and Drug Administration (“FDA”) inspection under the new Dietary Supplement GMP regulations, which concluded without the issuance of a Form FDA 483, Notice of Adverse Findings.

We participate in the United States Pharmacopeia (“USP”) Dietary Supplement Verification Program, pursuant to which our manufacturing facility has been certified as being compliant with GMPs promulgated by USP.  We are also registered with NSF International (“NSF”) as being certified compliant with NSF GMPs as set forth in NSF/ANSI Standard 173-2003, Dietary Supplements, Section 8.  We also underwent a GMP inspection for Complementary Medicines by the Australian Therapeutic Goods Administration (“TGA”) in connection with our introduction of Schiff Move Free into Australia.  We received GMP certification from the TGA in May 2010.

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

We maintain and operate a Manufacturing Resource Planning (“MRP”) system that is integrated with distribution, warehousing and quality control, which provides real-time lot and quality tracking of raw materials, work in progress and finished goods.  We manufactured approximately 85% of products we sold in fiscal 2011, based on net sales.  By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability, while also reducing production costs.  We also have a working relationship with numerous outside manufacturers, including softgel and tablet manufacturers and packagers, and utilize these outside sources from time to time.  Manufacturing backlogs, to the extent they may occasionally exist, do not have a material impact on delivery time to the customer.

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

Click for Table of Contents

We employ a purchasing staff that works with marketing, product development and quality control personnel to source raw materials for our products.  Raw materials are sourced principally from China and, to a lesser extent, the United States.  We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification and qualification of alternative suppliers for the same, or similar, raw materials where available.

We have long-term supply and license agreements with our third-party suppliers for a key ingredient used in our Schiff Move Free product and for the key ingredient used in our Schiff MegaRed product.  While we have contracts in place providing for the continuing supply of these ingredients, we cannot assure you that the suppliers will continue to supply these ingredients in the quantities or on the terms we require, or at all.  See “Item 1 – Business – Intellectual Property.”  The failure of one or both of these suppliers to deliver will impact our net sales and profit margins and may damage our reputation with our customers, which could have a material adverse effect on our results of operations and financial condition. We cannot guarantee that we will be able to secure alternate suppliers to provide these ingredients on terms acceptable to us, or at all.

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

The FDA regulates foods and dietary supplements through the Food, Drug and Cosmetic Act (“FDCA”) and amendments thereto, including the Dietary Supplement Health and Education Act of 1994, as amended (“DSHEA”), which is intended to promote access to safe, quality dietary supplements and information about dietary supplements.  DSHEA establishes a statutory class of dietary supplements, including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients.  Generally, under DSHEA, dietary ingredients on the market before October 15, 1994 may be used without further notification to the FDA.  However, dietary ingredients not marketed prior to October 15, 1994 may be “new dietary ingredients” under DSHEA and may require a submission to the FDA at least 75 days prior to marketing such ingredient evidencing a history of use or other evidence of safety to establish that the ingredient will reasonably be expected to be safe.  Recently, the FDA published draft guidance for industry regarding “new dietary ingredient” notifications.  This draft guidance is open for comment and has not been published as a final rule.  We are unable to predict whether this draft guidance will become an FDA rule and what effect, if any, a “new dietary ingredient” notification rule would have on our business.  We cannot assure you that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.  In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as “illegal” under the FDCA because of the failure to file a new dietary ingredient notification.

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

Click for Table of Contents

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

In June 2007, the FDA published final GMPs specifically for the dietary supplement industry.  The effective compliance date for companies like ours with fewer than 500 employees was June 22, 2009.  These GMPs are more detailed than the GMPs previously applicable to us and resulted in increased expenses, changes to our processes or products and/or implementation of additional recordkeeping and administrative procedures.  Among other things, these GMPs: (i) require identity testing on all incoming dietary ingredients, (ii) call for a “scientifically valid system” for ensuring finished products meet all specifications, (iii) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures, and (iv) require extensive recordkeeping.  We do not currently expect the incremental cost of ongoing compliance efforts to be material.

In September 2009 we underwent our first FDA inspection under the new Dietary Supplement GMP regulations, which concluded without the issuance of a Form FDA 483, Notice of Adverse Findings.  While we believe we are currently in compliance with the GMPs, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

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

The National Advertising Division (“NAD”) of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims.  The NAD also has its own advertising monitoring program, and initiates its own challenges to advertising that it has reviewed.  The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating FTC rules, regulations or guidance to the FTC for further action.  In February 2009, we revised our Schiff MegaRed packaging, advertising, promotional materials and website to comply with the NAD’s recommendations arising from a competitive challenge.  We cannot assure you that in the future the NAD will not deem one or more of our advertising claims to be impermissible.

Click for Table of Contents

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

We may be subject to additional laws or regulations by the FDA or other federal, state, county, local or foreign regulatory authorities, the repeal of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future.  There has recently been several new laws proposed at the federal level that we believe would be unfavorable to the dietary supplement industry and our company, if enacted as proposed.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations, legal proceedings or administrative orders, when and if promulgated or initiated, would have on our business in the future.  Such changes could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping requirements, expanded documentation of the properties of certain products, new or different labeling, additional scientific substantiation, additional personnel, or new or additional processes, procedures or requirements.  Any or all of such changes or requirements and the related costs to comply with such changes or requirements could have a material adverse affect on our results of operations and financial condition.

Intellectual Property

We own, or have filed for, over 60 trademarks registered with the United States Patent and Trademark Office for our Schiff and Tiger’s Milk brands and certain of our products (including Schiff Move Free and Schiff MegaRed) and slogans.  We also license rights for names material to our business, including Schiff Move Free, and for the use of our brand names, including Schiff and Tiger’s Milk, in certain countries outside of North America.  However, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States.

We rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark.  In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.

Our Schiff Move Free product contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long-term supply and license agreement.  The term of the agreement extends through May 29, 2014, after which there are automatic one-year extensions unless either party provides six months written notice of non-renewal.  The agreement may be terminated by us or by the supplier upon our breach of the agreement and failure to cure the breach within a prescribed time period.  Our supplier has patents and patents pending relating to the key ingredient, and has granted us non-exclusive rights to market and sell the ingredient for joint care purposes in certain territories and classes of trade.  We cannot assure you that our supplier will prevail in preventing third parties from selling the key ingredient in the third parties’ competing products at a lower cost.  This could have a material adverse effect on our results of operations and financial condition.

Our Schiff MegaRed product contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long term supply agreement.  The agreement provides us with certain exclusive and non-exclusive rights to use the key ingredient in certain fields of use, sales channels, and territories.  The agreement requires the third-party supplier to supply certain guaranteed minimum quantities of the key ingredient and requires us, subject to certain exceptions, to purchase all of our requirements for the key ingredient

Click for Table of Contents

from the third-party supplier.  The agreement also provides us with a right of first negotiation regarding the expansion of our exclusive rights into other fields of use, channels of trade, and territories as well as the marketing of blended and formulation products using the key ingredient and new products developed by the third-party supplier.  The agreement allows us to use on a non-exclusive basis certain trademarks of the third-party supplier and grants us a flow-through license under certain patents.  The term of the agreement extends to June 30, 2016, after which there are one-year extensions unless a party provides six months notice of non-renewal.  The agreement may be terminated by either party under certain circumstances, including upon the other party's breach of the agreement and failure to cure such breach within a prescribed time period.  We cannot assure you that our supplier will prevail in preventing third parties from selling the key ingredient in the third parties’ competing products at a lower cost.  This could have a material adverse effect on our results of operation and financial condition.

Employees

At May 31, 2011, we employed 414 persons, of whom 187 were in management, sales, purchasing, logistics and administration and 227 were in manufacturing operations.  In addition, we utilize temporary employees in some of our manufacturing operations.  We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

A significant portion of our total net sales are dependent upon our Schiff Move Free product and the joint care category, as well as our Schiff MegaRed product, and a significant decrease in sales of these products would have a material adverse effect on our results of operations and financial condition.  Certain products and product lines (particularly in the joint care category) account for a significant amount of our total net sales.  Net sales of our Schiff Move Free brand were 28%, 35% and 37%, respectively, of total net sales for fiscal 2011, 2010 and 2009.  In addition, a significant portion of our private label business is comprised of joint care products.  We cannot assure you that Schiff Move Free or any other of our products, including Schiff MegaRed, will maintain sales or margin levels over time.  A significant decrease in Schiff Move Free, joint care category or Schiff MegaRed sales would have a material adverse effect on our results of operations and financial condition.

Two of our customers account for a substantial portion of our net sales, and the loss of, or decreased purchases by, one or both of these customers would have a material adverse effect on our results of operations and financial condition.  Our largest customers are Costco and WalMart.  Combined, these two customers accounted for 73%, 72% and 76%, respectively, of total net sales for fiscal 2011, 2010 and 2009.  We do not have supply contracts for most of our sales to Costco and WalMart and therefore cannot assure you that either Costco or WalMart will continue to be significant customers in the future.  The loss of either Costco or WalMart as a customer, or a significant reduction in purchase volume by Costco or WalMart, would have a material adverse effect on our results of operations and financial condition.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our results of operations and financial condition.  We believe sales of our products are highly dependent on consumer perception of the safety, quality and efficacy of our products as well as similar or other nutritional supplement products distributed and sold by other companies.  Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention, and other publicity regarding our products and other nutritional supplements, including publicity regarding the legality, safety or quality of particular ingredients or products or the nutritional supplement market in general.  From time to time, there is unfavorable publicity, scientific research or findings, litigation, regulatory proceedings and other media attention regarding our industry.  There has recently been unfavorable publicity regarding FDA action against nutritional supplement companies based on adverse events alleged to be caused by products sold by these companies.  In recent years, there has also been unfavorable publicity regarding items imported from China, where we source a large amount of our raw materials.  There can be no assurance that future publicity, scientific research or findings, litigation, regulatory proceedings, or media attention will be favorable to the nutritional supplement market or any particular product or ingredient, or consistent with earlier publicity, scientific research or findings, litigation, regulatory proceedings or media attention.  Adverse publicity, scientific research or findings, litigation, regulatory proceedings or media attention, whether or not accurate, could have a material adverse effect on our results of operations and financial condition and may lead to increased scrutiny of our operations by federal, state or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.  In addition, adverse publicity, reports or other media attention regarding the safety, quality, or efficacy of our products or ingredients or nutritional supplement products or ingredients in general, or associating the consumption of our products or ingredients or nutritional supplement products or ingredients in general with illness or other adverse effects, whether or not scientifically supported or accurate, could have a material adverse effect on our results of operations and financial condition.

We operate in a highly competitive industry, in which increased competition and pricing pressures could have a material adverse effect on our results of operations and financial condition.  The market for the sale of nutritional supplements is highly competitive.  Many of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Other competitors are more vertically integrated than we are.  Additional

Click for Table of Contents

national or international companies may enter or increase their presence (through acquisition or organic growth) in our industry.  Private label products of our customers, the number of which in recent years has significantly increased in certain nutritional supplement categories (including joint care), also create significant pricing pressure and competition with our products.  Because nutritional supplements can be purchased in various channels of distribution, we also compete with products sold outside of the mass market retail channel, including health food stores, direct sales, direct mail and internet distribution channels.  Increased competition from competitors, including expansion of private label products, or increased pricing pressure, could have a material adverse effect on our results of operations and financial condition.

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

Increased private label bidding activity could negatively impact sales and profit margins, potentially significantly. We manufacture and distribute private label (store brand) products for certain retail customers where we sell branded products.  There has recently been a significant increase in bidding activity for the manufacture of private label nutritional supplements distributed in mass market retail accounts.  The increasingly competitive bidding activity began in January 2010 and is expected to continue.  As a result of the bidding process, we no longer manufacture certain products that represented a significant portion of our private label business.  We expect to continue to participate in the bidding processes for products we believe will contribute to the success of our business.  We cannot predict at this time how many new products we will win or how many existing products we will lose; however, we expect our private label business will decline significantly in fiscal 2012, as compared to fiscal 2011, as a result of the bidding process.  Increased private label bidding activity could negatively impact our sales and profit margins, potentially significantly.

Increases in prices of raw materials could have a material adverse effect on our results of operations and financial condition.  Raw materials account for a significant portion of our manufacturing costs.  We have encountered material fluctuations in the pricing of key raw materials in the past, particularly relating to joint care category products.  In recent years, we experienced margin volatility due to several factors, including significant raw material pricing increases in the joint care category.  Beginning in late fiscal 2008 and continuing into fiscal 2009, the prices of raw materials (particularly those sourced from China, including many joint care category ingredients) increased and significantly impacted our profit margins.  During fiscal 2010 and 2011, these prices decreased from fiscal 2008 and fiscal 2009 levels.  Historically, we generally have not been able to pass along raw material price increases.  Significant increases in raw material prices, particularly relating to the joint care and omega-3 categories, could have a material adverse effect on our results of operations and financial condition.

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

We typically do not enter into long-term contracts with our suppliers.  However, we have long-term supply and/or license agreements with third-party suppliers for key ingredients used in our Schiff Move Free, Schiff MegaRed and our newly acquired probiotic products.  While the contracts provide for the continuing supply of these ingredients, we cannot assure you that the suppliers will continue to supply these ingredients in the quantities or on the terms we require, or at all.  See “Item 1 – Business – Intellectual Property.”

In addition, from time to time, we enter into forward purchase commitments regarding certain raw materials, primarily relating to the joint care category.  We cannot assure you that the suppliers will supply the raw materials in accordance with the terms of the forward purchase commitments, or at all.  For certain ingredients, we do not have alternate suppliers.  Any significant failure to supply or changes in the material terms of supply by the Schiff Move Free and Schiff MegaRed key ingredient suppliers or our other raw materials suppliers, could have a material adverse effect on our results of operations and financial condition.

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

Click for Table of Contents

We acquire a significant amount of key ingredients for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.  We acquire a significant amount of key ingredients for a number of our products (particularly joint care products) from suppliers outside of the United States, particularly China.  Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations.  While we have a supplier certification program and periodically audit and inspect our suppliers’ facilities both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations.  There has in the past been quality and safety issues in our industry with certain items imported from China.  We may incur additional expenses and experience shipment delays due to preventative measures adopted by the Chinese and U.S. governments, our suppliers and our company.

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

Our inability or failure to protect our intellectual property and proprietary techniques or our infringement of others’ intellectual property could have a material adverse effect on our results of operations and financial condition.  Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in capsule or tablet form, it has become more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes.  Although we make efforts not to infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us or our intellectual property licensors.  Such claims of intellectual property infringement may require us to enter into costly royalty or license agreements, which we may be unable to obtain on terms acceptable to us or at all.  These claims could also be costly, cause reputational injury and divert the attention of management and key personnel.  To the extent that these developments prevent us from, or increase the cost of, offering or supplying competitive products or our licensed proprietary ingredients in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, this could have a material adverse effect on our results of operations and financial condition.

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

Our Schiff Move Free, Schiff MegaRed and newly acquired probiotic products contain key ingredients, the rights for which we license from third-party suppliers pursuant to long-term supply and/or license agreements.  Our suppliers have patents and patents pending relating to the key ingredients, and have granted us non-exclusive rights to market and sell the ingredients in certain territories and classes of trade.  However, we cannot assure you that our suppliers will prevail in preventing third parties from selling the key ingredients in their competing products at lower cost.  This could have a material adverse effect on our results of operations and financial condition.  See “Item 1 – Business – Manufacturing and Product Quality” and – Intellectual Property.”

In addition, we own, or have filed for, over 60 trademarks registered with the United States Patent and Trademark Office for our Schiff and Tiger’s Milk brands and certain of our products (including Schiff Move Free) and slogans, and have rights to use names material to our business in certain countries outside of North America.  Our policy is to pursue registrations for certain trademarks associated with our key products (though we continue to rely on common law trademark rights to protect our unregistered marks) and to protect our trademarks against infringement.  However, there can be no assurance that infringing products could not be marketed without our knowledge or consent.  Further, to the extent we rely upon foreign or common law protections for our marks, we may not be provided with as extensive protection as is afforded by a United States federal registration.  If we are unable to effectively protect our trademark rights, it could have a material adverse effect on our results of operations and financial condition.  See “Item 1 – Business – Intellectual Property.”

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

Click for Table of Contents

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

Failure to comply with existing or new regulations, both in the U.S. and abroad, or an adverse action regarding product formulation, claims or advertising could have a material adverse effect on our results of operations and financial condition.  Our business operations, including the formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products, are subject to regulation by various, federal, state and local government entities and agencies, particularly the FDA and FTC, in the United States as well as foreign entities and agencies.  See “Item 1 - Business - Government Regulation.”  From time to time we may be subject to challenges to our marketing, advertising or product claims in litigation or governmental, administrative or other regulatory proceedings.  Failure to comply with applicable regulations or withstand such challenges could result in changes in product labeling, packaging, or advertising, product reformulations, discontinuation of our product by retailers, loss of market acceptance of the

Click for Table of Contents

product by consumers, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines or criminal prosecution.  Any of these actions could have a material adverse effect on our results of operations and financial condition.  As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs.  We cannot assure you that we will not have to make such changes or revisions in the future, which could have a material adverse effect on our results of operations and financial condition.

In June 2007, the FDA published extensive GMPs for dietary supplements.  See “Item 1 - Business - Government Regulation.”  The effective compliance date for companies like ours with fewer than 500 employees was June 22, 2009.  While we do not currently expect the incremental cost of ongoing compliance efforts to be material, we cannot assure you that, in complying with the new GMPs requirements, we will not incur substantial costs that may have a material adverse effect on our results of operations and financial condition, or that our operations or those of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

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

We may also be subject to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations.  Additional or more stringent legislation and regulations regarding the nutritional supplement industry have recently been proposed.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  Any or all of these requirements and the related costs to comply with such requirements could have a material adverse effect on our results of operations and financial condition.

If we experience product recalls or a significant amount of product returns, we may incur significant and unexpected costs, and our business reputation could be materially adversely affected.  Manufacturers and distributors of products in our industry are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as ingredient contamination, unintended harmful side effects or interactions with other ingredients, packaging safety and inadequate or inaccurate labeling disclosure.  If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall.  We may lose a significant amount of sales and we may not be able to replace those sales at an acceptable margin or at all.  In addition, a product recall may require significant management attention.  We acquire all of our raw materials for the manufacture of our products from third parties.  In addition, certain products we sell are produced by third-party manufacturers.  Although we have procedures in place for qualifying suppliers and contract manufacturers, and for testing raw materials and finished products, we cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, FDA action or lawsuits.  Additionally, if one of our significant brands were subject to recall, the image of that brand and our company could be harmed.  A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition.  Additionally, product recalls may lead to increased scrutiny of our operations by federal, state or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

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

If we are unable to consummate successful strategic transactions in the future, or integrate businesses we acquire, our business could be adversely affected.  An element of our strategy includes expanding our product offerings, gaining shelf space, enhancing business development and gaining access to new skills and other resources through strategic acquisitions, investments or other transactions when attractive opportunities arise.   We cannot assure you that attractive transaction opportunities will be

Click for Table of Contents

available to us, that we will be able to obtain financing for or otherwise consummate any transactions or that any transactions which are consummated will prove to be successful.  Managing acquisitions, including our recent acquisition of a probiotics business as well as any future acquisitions, entails numerous operational and financial risks, including: the anticipated financial performance and estimated cost savings and other synergies as a result of the acquisitions may not materialize; the inability to retain or replace key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations; the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses; the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses; the exposure to unknown liabilities; higher than expected acquisition and integration costs that could cause our quarterly and annual operating results to fluctuate; combining the operations and personnel of acquired businesses with our own, which could be difficult and costly; and the risk of entering new markets.

If we lose key personnel or are unable to attract and fill key positions, our business could be materially adversely affected.  Our continued success will depend largely on the efforts and abilities of our senior management, many of whom are recent additions, and certain other key employees.  The loss or limitation of the services of any of our key management employees, or the inability to attract additional qualified personnel could have a material adverse effect on our results of operations and financial condition.

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

We are controlled by our principal stockholders.  Weider Health and Fitness (“WHF”) owns all of our outstanding shares of Class B common stock, representing over 78% of the aggregate voting power of all outstanding shares of our common stock.  In addition, pursuant to a stockholders agreement entered into by WHF and a subsidiary of TPG Growth (“TPG”), the middle market buyout and growth platform of TPG, a global private investment firm, two TPG representatives were appointed to serve as directors on our Board of Directors and WHF agreed to take certain corporate actions only with the prior written consent of TPG.  One of our directors also serves on the board of directors of WHF.  Together, WHF and TPG are in a position to exercise control over us and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by our amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control our operations.  Accordingly, we cannot engage in any strategic transactions without the approval of WHF and TPG.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

At May 31, 2011, we leased the following facility:
Location	Function	Approximate Square Feet	Expiration Date of Lease
Salt Lake City, UT	Company Headquarters, Manufacturing & Production, Warehouse & Distribution	418,000	March 2013

We believe that this facility is adequate to meet our current corporate, manufacturing and production, warehousing and distribution needs.  We have recently leased a facility for administrative offices in Emeryville, California.

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

We are engaged in litigation concerning advertising statements on our Schiff Move Free Advanced products.  The case was filed on May 13, 2011 and is pending in the United States District Court for the Southern District of California.  In this action, the plaintiff has brought two California statutory claims (under the Consumer Legal Remedies Act and the Unfair Competition Law) and a common law breach of express warranty claim, each of which alleges false or misleading advertising by us.  The plaintiff seeks to certify a class, which would consist of all California residents who purchased Schiff Move Free Advanced within the class period.  The plaintiff seeks actual damages, punitive damages and injuctive relief on behalf of this purported class.  We dispute the allegations contained in the complaint and intend to vigorously defend the litigation.  At this time, we are unable to determine the amount of loss, if any, from this litigation.

ITEM 4.	[REMOVED AND RESERVED]

Click for Table of Contents

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “WNI.”  The high and low closing prices, unadjusted for any dividends declared, of our Class A common stock for each quarter of fiscal 2011 and 2010 are set forth below:

Fiscal Year Ended May 31, 2011:	High	Low
First Quarter	$8.98	$6.77
Second Quarter	8.72	7.60
Third Quarter	9.08	6.94
Fourth Quarter	9.95	8.44

Fiscal Year Ended May 31, 2010:	High	Low
First Quarter	$6.04	$4.68
Second Quarter	6.45	4.92
Third Quarter	8.35	5.79
Fourth Quarter	9.62	6.95

There is no active trading market for our Class B common stock, which is owned entirely by WHF.

In September 2010, our Board of Directors approved a $0.70 per share special cash dividend, which was paid on October 26, 2010 to shareholders of record of Class A and Class B common stock at the close of business on September 23, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As of September 23, 2010, the record date, we had an aggregate of 29.8 million shares of common stock outstanding (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $20.9 million, presuming 100% vesting of shares underlying equity awards; $10.4 million for holders of Class A common stock, including $1.4 million for Class A common stock underlying equity awards, and $10.5 million for the holder of Class B common stock.

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

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on August 28, 2009 to shareholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As of August 14, 2009, the record date, we had an aggregate of 29.9 million shares of common stock outstanding (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.6 million shares of outstanding Class A and Class B common stock, 1.3 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $14.9 million, presuming 100% vesting of shares underlying equity awards; $7.4 million for holders of Class A common stock, including $1.1 million for Class A common stock underlying equity awards, and $7.5 million for the holder of Class B common stock.

The special dividends noted above were funded from cash and cash equivalents, including in aggregate $49.1 million distributed as of May 31, 2011.  All of the restricted stock and restricted stock units outstanding as of the dividend record dates were vested as of May 31, 2011.  However, with respect to the vested restricted stock units for which the issuance of shares underlying these restricted stock units has been deferred, the dividends will not be distributed until after the deferred shares are issued.

Click for Table of Contents

Our Board of Directors will determine dividend policy in the future based upon, among other factors, our results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time.  In addition, our credit facility contains certain customary financial covenants that may limit our ability to pay dividends on our common stock.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 13 of Notes to Consolidated Financial Statements.  We can give no assurance that we will pay dividends in the future.

The closing price of our Class A common stock on August 8, 2011 was $9.28.  The approximate number of stockholders of record of our Class A common stock on August 8, 2011 was 267.  WHF owns all of the 7,486,574 outstanding shares of our Class B common stock.

The following table presents information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at May 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,456,028(1)	$7.97(1)	2,072,366(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,456,028	$7.97	2,072,366

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 982,960 shares of restricted stock units, which are excluded in determining the weighted-average exercise price of outstanding options, warrants and rights.

(2) All of the remaining securities are available for future issuance under the Company’s 2004 Incentive Award Plan, as amended.

We did not purchase any of our Class A common stock during the fiscal 2011 fourth quarter other than shares withheld to satisfy minimum income tax withholding requirements in connection with the net settlement of options exercised.

Click for Table of Contents

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Fiscal Year Ended May 31,
	2011	2010	2009	2008	2007
Operating Statement Data:	(in thousands, except per share data)

Net sales	$213,648	$204,887	$190,691	$176,914	$172,656
Cost of goods sold	132,472	119,837	123,861	102,491	103,959

Gross profit	81,176	85,050	66,830	74,423	68,697
Operating expenses	60,983	56,240	51,644	58,059	51,021

Income from operations	20,193	28,810	15,186	16,364	17,676
Other income (expense):
Interest, net	(258)	(176)	765	1,917	2,943
Other, net	(45)	8	(4)	13	(8)
Total other income (expense), net	(303)	(168)	761	1,930	2,935

Income before income taxes	19,890	28,642	15,947	18,294	20,611
Income tax expense	7,248	10,196	5,617	6,992	8,175

Net income	$12,642	$18,446	$10,330	$11,302	$12,436

Weighted average shares outstanding:
Basic	28,986	28,360	27,333	26,636	26,532
Diluted	29,252	28,928	28,638	28,000	27,343

Net income per share:
Basic	$0.44	$0.65	$0.38	$0.42	$0.47
Diluted	$0.43	$0.64	$0.36	$0.40	$0.45

Cash dividends declared per common share	$0.70	$1.00	$—	$1.50	$—

	At May 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:	(in thousands)

Cash and cash equivalents	$39,547	$31,768	$52,648	$45,979	$34,463
Working capital	79,621	79,417	92,215	81,481	104,869
Total assets	132,566	129,980	130,197	124,486	145,079
Total debt	—	—	—	—	—
Total stockholders’ equity	96,460	100,448	109,693	99,487	124,095

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A - Risk Factors."  In addition, historical results are not necessarily indicative of operating results for future periods.

Overview

Schiff Nutrition International, Inc. develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  We offer a broad range of capsules, tablets and nutrition bars.  Our portfolio of recognized brands, including Schiff Move Free, Schiff Vitamins, Schiff MegaRed, Schiff Mega-D3, Tiger’s Milk, Schiff Sustenex, and Schiff Digestive Advantage, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

According to the “Nutrition Business Journal,” the market for vitamins, minerals and supplements in the United States was estimated to be approximately $26.9 billion in 2009 (the most recent year for which data is available).  We believe that the market has reached its present size due to a number of factors, including increased awareness of the health benefits of dietary supplements, a growing population of older Americans, successful new product introductions, and a trend towards preventative measures and healthy living.

Click for Table of Contents

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

Our Schiff brand, which consists primarily of our joint care products, including Schiff Move Free, as well as other specialty vitamins, minerals and supplements, including Schiff MegaRed, has historically accounted for approximately 65% to 75% of total net sales.  Our concentration in the Schiff Move Free brand and the joint care category is significant with our Schiff Move Free product historically constituting approximately 35% to 50% of total net sales.  However, in recent years Schiff Move Free net sales have declined due to an overall market decline in the joint care category, product switching and fierce competitive pricing and promotional activity.  For fiscal 2011, Schiff Move Free net sales represented 28% of our total aggregate net sales.  Since its introduction in fiscal 2008, Schiff MegaRed net sales, and the overall omega-3 category, have grown significantly.  We provide significant selling and marketing support intended both to defend our Schiff branded business against competition, including private label, and ultimately to increase our market share.  These selling and marketing activities can significantly impact our profitability.

Private label products, which we produce for certain retail customers where we sell our branded products, have historically accounted for approximately 20% to 30% of total net sales.  Private label business is highly competitive and price-sensitive, often subject to competitive bidding processes at the retailer’s discretion, which could impact, potentially significantly, our overall net sales and profit margins.  In addition, changes in our branded/private label sales mix can significantly impact our profitability because the gross profit percentage associated with private label sales is generally significantly lower than that for branded sales.  As a result of certain lost business as well as reduced pricing on other private label products, we expect a significant decline in fiscal 2012 private label net sales, compared to fiscal 2011.

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

We also export certain Schiff and private label products, primarily in the joint care category, to various international markets, including primarily the Pacific Rim (Asia), Mexico and the United Kingdom.  Export net sales, which have historically accounted for less than 6% of total net sales, have been increasing at a higher rate than our domestic sales in recent years.  However, during fiscal 2011, the growth rate for export sales declined primarily due to increased competition, including both branded and private label.

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

We manufacture the majority of our products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which also includes our main distribution center, our primary administrative offices and our nutrition bar manufacturing plant.  Our Salt Lake City capsule and tablet facility is designed and operated to meet the current Good Manufacturing Practices as promulgated by the US FDA in 21 CFR Part III.

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

To maintain our competitive market share, we attempt to differentiate our products through continuous product innovations; including the introduction of a new Advanced formula for our Schiff Move Free product in fiscal 2006 and the introduction of a smaller tablet for our joint care category products in fiscal 2008.  We also attempt to grow and/or maintain our market share through the introduction of new products, such as Schiff MegaRed, an omega-3 krill oil product,

Click for Table of Contents

successfully launched in fiscal 2008 and Schiff Mega-D3 launched in fiscal 2010, as well as growing our export business.  In addition, we are actively pursuing acquisition opportunities to enhance our growth and help drive sales, marketing and operational efficiencies.  We believe our comprehensive quality control standards and superior customer service also enhance our customer relationships and assist in differentiating our products.

During fiscal 2011, 2010 and 2009, we provided selling and marketing support intended to defend our overall Schiff Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category; support the growth and distribution of Schiff MegaRed; and support the launch and expansion of new products such as Schiff Mega-D3.  During fiscal 2011, 2010 and 2009, we also increased the distribution of our Schiff branded products, including our joint care products, in international markets.  In an attempt to strengthen our brands and promote consumer loyalty, we plan to reduce trade spending, such as “buy one, get one free”, bonus bottles and other price discounts in favor of more consumer advertising.  In fiscal 2012, we expect to substantially increase our advertising spending in support of our branded products.  We believe our overall level of trade spending, as a percentage of gross sales, will decrease in fiscal 2012.

In regards to our private label business, a very active and price competitive bidding process for the manufacture of private label nutritional supplements distributed in mass market retail accounts commenced during the second half of fiscal 2010, and is continuing.  Fiscal 2010 private label sales and margins were not significantly impacted by the bidding process.  While private label sales increased slightly in fiscal 2011, margins were negatively impacted by reduced prices.  We expect fiscal 2012 private label net sales, as compared to fiscal 2011, to significantly decrease.

Our gross profit and operating margins for fiscal 2009 were negatively impacted by incremental private label business awarded in the latter part of fiscal 2008.  The incremental business coupled with increased volume from existing private label business resulted in a significant change in sales mix for fiscal 2009.  The significant increase in lower-margin private label sales coupled with higher raw material costs resulted in both lower gross profit and operating margins for fiscal 2009.

Our operating results for fiscal 2011 were impacted by the appointment of a new Chief Executive Officer (“CEO”).  As a result of the change in CEO, we recognized $1.9 million in primarily transition related expenses during fiscal 2011.  See Note 1 of Notes to Consolidated Financial Statements for further description of the change in CEO and its impact on the financial results for fiscal 2011.  Fiscal 2011 operating results were also impacted by $1.2 million in incremental acquisition related expenses and an increase in management and board of director long-term incentive plan costs due to the accelerated vesting of outstanding awards triggered by the purchase by TPG from WHF of 7.5 million shares of our Class B common stock, which automatically converted to Class A common stock on a one-to-one basis (the “WHF-TPG transaction”).

Our operating results for fiscal 2011 and 2010 were also impacted by the adoption of a long-term management incentive plan on December 12, 2008.  See Note 12 of Notes to Consolidated Financial Statements for further description of the long-term management incentive plan and its impact on operating results for fiscal 2011 and 2010.  In addition, our financial results for fiscal 2011 and 2010 were impacted by the declaration of special cash dividends.  In connection with the declaration of the special dividends, our Board of Directors approved certain dividend equivalent rights allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As a result, we recognized $0.7 million and $0.5 million, respectively, in non-cash compensation expense during fiscal 2011 and 2010, together with corresponding increases in additional paid-in-capital.

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

Click for Table of Contents

Results of Operations
Fiscal 2011 Compared to Fiscal 2010

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2011 and 2010 (dollars in thousands):

	2011		2010

Net sales	$213,648	100.0%	$204,887	100.0%
Cost of goods sold	132,472	62.0	119,837	58.5

Gross profit	81,176	38.0	85,050	41.5
Operating expenses:
Selling and marketing	34,666	16.2	33,611	16.4
General and administrative	22,300	10.4	17,883	8.7
Research and development	4,017	1.9	4,746	2.3

Total operating expenses	60,983	28.5	56,240	27.4

Income from operations	20,193	9.5	28,810	14.1
Other expense, net	(303)	(0.2)	(168)	(0.1)
Income tax expense	(7,248)	(3.4)	(10,196)	(5.0)

Net income	$12,642	5.9%	$18,446	9.0%

Net Sales.  Net sales increased 4.3% to $213.6 million for fiscal 2011, from $204.9 million for fiscal 2010, primarily due to increases in both branded and private label net sales.

Aggregate branded net sales increased 4.8% to $156.1 million for fiscal 2011, from $149.0 million for fiscal 2010, primarily due to a $15.7 million increase in sales volume, partially offset by an increase in promotional incentives classified as sales price reductions.  Classification of promotional incentive costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was primarily attributable to an increase in Schiff MegaRed sales due to incremental distribution into various accounts in the first half of fiscal 2010, as well as continued Schiff MegaRed sales growth supported by increases in advertising and sales promotional incentives, partially offset by a decrease in Schiff Move Free sales.  Schiff Move Free net sales were $60.5 million and $71.2 million, respectively, for fiscal 2011 and 2010.  The decline in Schiff Move Free net sales was primarily attributable to an overall decline in the joint care category market, together with intense pricing pressures, including from both branded and private label competition.

Private label sales increased 2.9% to $57.5 million for fiscal 2011, from $55.9 million for fiscal 2010, primarily resulting from the timing and product mix of private label business acquired and lost in a continuing volatile and price competitive bidding process for the manufacture of private label nutritional supplements distributed in mass market retail accounts.  Fiscal 2011 net sales, as compared to fiscal 2010, were not significantly impacted by this competitive bidding process.  However, fiscal 2012 private label net sales, as compared to fiscal 2011, are expected to significantly decrease.

Gross Profit.  Gross profit decreased to $81.2 million for fiscal 2011, from $85.1 million for fiscal 2010.  Gross profit, as a percentage of net sales, decreased to 38.0% for fiscal 2011, from 41.5% for fiscal 2010, primarily resulting from tighter margins on private label sales and an increase in promotional costs.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities that may include these expenses as a component of cost of goods sold.

Operating Expenses.  Operating expenses increased to $61.0 million for fiscal 2011, from $56.2 million for fiscal 2010.  Operating expenses, as a percentage of net sales, were 28.5% and 27.4%, respectively, for fiscal 2011 and 2010.  The increase in operating expenses resulted primarily from CEO transition and other organizational structure related expenses, an increase in acquisition related expenses and an increase in management and board of director long-term incentive plan costs due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction, partially offset by a decrease in research and development costs.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $34.7 million for fiscal 2011 from $33.6 million for fiscal 2010, primarily due to a $1.0 million increase in advertising and other promotional expenses and $0.3 million in incremental severance costs, partially offset by a decrease in freight expense.  The increase in advertising and other promotional expenses primarily resulted from continued support of Schiff MegaRed sales growth and the introduction of new products.

Click for Table of Contents

General and administrative expenses increased to $22.3 million for fiscal 2011, from $17.9 million for fiscal 2010, primarily due to $2.1 million in incremental CEO transition and other organizational structure related expenses, a $1.2 million increase in acquisition related expenses and an increase in legal and other professional fees.

Research and development costs decreased to $4.0 million for fiscal 2011, from $4.7 million for fiscal 2010, primarily resulting from a decrease in product clinical research costs.

Other Expense, net.  Other expense, net, which reflects interest expense, including debt commitment fees and amortized debt issue costs, net of interest income, increased primarily due to a reduction in interest income resulting from a decrease in investments.

Income Tax Expense.  Income tax expense was $7.2 million for fiscal 2011, compared to $10.2 million for fiscal 2010.  The decrease primarily resulted from a decrease in pre-tax income.  The effective tax rate remained relatively constant at 36.4% and 35.6%, respectively, for fiscal 2011 and 2010.

Results of Operations
Fiscal 2010 Compared to Fiscal 2009

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2010 and 2009 (dollars in thousands):

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

Aggregate branded net sales increased 13.1% to $149.0 million for fiscal 2010, from $131.8 million for fiscal 2009, primarily due to an increase in sales volume of $16.4 million, or 8.8%, together with $2.5 million in aggregate sales price increases and a $0.4 million decrease in sales return allowances, partially offset by a $2.1 million increase in promotional incentives classified as sales price reductions. Classification of certain promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was primarily attributable to incremental Schiff MegaRed sales.  The increase in Schiff MegaRed sales was primarily due to incremental distribution into various accounts in the latter part of fiscal 2009 and during fiscal 2010, as well as continued sales growth in existing accounts supported by increases in advertising and promotional incentives.  Schiff Move Free net sales were $71.2 million and $71.3 million, respectively, for fiscal 2010 and 2009.

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

Gross Profit.  Gross profit increased 27.3% to $85.0 million for fiscal 2010, from $66.8 million for fiscal 2009.  Gross profit, as a percentage of net sales, increased to 41.5% for the fiscal 2010, from 35.0% for fiscal 2009, primarily resulting from the higher mix of branded sales, lower raw material costs, price increases implemented in the fourth quarter of fiscal 2009 for certain branded and private label products and promotional cost efficiencies.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities that may include these expenses as a component of cost of goods sold.

Click for Table of Contents

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

Other Income (Expense), net.  Other income (expense), net, was $0.2 million expense for fiscal 2010, compared to $0.8 million income for fiscal 2009.  The decrease was primarily due to an overall lower yield on investments; together with an increase in credit facility related commitment fees and amortized financing fees.

Income Tax Expense.  Income tax expense was $10.2 million for fiscal 2010, compared to $5.6 million for fiscal 2009.  The increase primarily resulted from an increase in pre-tax income.  The tax rate remained relatively constant at 35.6% and 35.2%, respectively, for fiscal 2010 and 2009.

Liquidity and Capital Resources

Working capital remained relatively constant at $79.6 million and $79.4 million, respectively, at May 31, 2011 and 2010.  Cash and cash equivalents and short-term available-for-sale securities, in aggregate, remained relatively constant at May 31, 2011, as compared to May 31, 2010, as $20.3 million in special dividend payments, $4.7 million in accelerated payment of performance awards, including stock purchased for payment of individual minimum withholding taxes, and $4.0 million in capital expenditures were substantially offset by a $5.6 million reduction in long-term available-for-sale securities and $19.4 million in positive cash flows from operations.  Net receivables increased by $7.6 million at May 31, 2011, as compared to May 31, 2010, primarily resulting from a $6.7 million increase in accounts receivable due to an increase in net sales for April and May 2011, as compared to April and May 2010, and a $0.8 million increase in income taxes receivable.  Accounts payable increased by $3.0 million at May 31, 2011, as compared to May 31, 2010, primarily due to incremental acquisition related expenses and other professional fees incurred during the fiscal 2011 fourth quarter.  Accrued expenses increased by $3.5 million at May 31, 2011, as compared to May 31, 2010, primarily resulting from an increase in accrued promotional costs.

At May 31, 2011, we held $7.1 million in available-for-sale securities, consisting of $3.3 million in certificates of deposit and $3.8 million in other debt securities, including $0.4 million in illiquid auction rate securities (“ARS”), which are fully insured state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer, we believe we will be able to successfully liquidate these investments.  We believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), an $80.0 million revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility replaced our previous $25.0 million credit facility which expired on June 30, 2009, and contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred $0.5 million in financing fees related to the Credit Facility, which are being amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At May 31, 2011, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80.0 million was available for borrowing under the Credit Facility.

Click for Table of Contents

On June 1, 2011, we utilized $40.0 million of the funds available under the Credit Facility to acquire a probiotics business, including the Sustenex and Digestive Advantage brands.  See Note 16 of Notes to Consolidated Financial Statements for further information regarding the acquisition of the probiotic business.  We believe that our cash and cash equivalents, cash flows from operations and the financing sources discussed above will be sufficient to meet our normal cash operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, product rights and other investments that are compatible with or complimentary to our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments.  In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt.  If a material acquisition, divestiture or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

A summary of our outstanding contractual obligations at May 31, 2011 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$4,261	$2,318	$1,941	$2	$—
Purchase obligations(2)	15,136	15,136	—	—	—

Total obligations	$19,397	$17,454	$1,941	$2	$—

(1) Unrecognized income tax benefits totaling $520 are excluded since we are unable to estimate the period of settlement, if any.

(2) Purchase obligations consist primarily of open purchase orders for goods and services, including primarily raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales, cost of goods sold and operating expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of share-based payments or cash awards and recoverability of long-lived assets.  Note 1 of Notes to Consolidated Financial Statements describes the accounting policies governing each of these matters.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our consolidated financial statements:

•
We provide for valuation adjustments for changes in the fair values of our available-for-sale securities.  Fair values are based upon quoted market prices and/or other considerations, including fair values determined by financial institutions, current credit rating of the debt securities, insurance provisions and discounted cash flow analysis as deemed appropriate.  Changes in valuation adjustments for declines in the fair values of our available-for-sales securities did not impact net income for fiscal 2011, 2010 or 2009.  At both May 31, 2011 and 2010, unrealized losses resulting from fair market adjustments to our available-for-sale securities totaled $0.1 million.

Click for Table of Contents

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For fiscal 2011, 2010 and 2009, respectively, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of $0.7 million, $0.7 million and $0.2 million.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  For fiscal 2011 and 2010, respectively, changes in our allowances for doubtful accounts, sales returns and discounts resulted in an increase in our gross profit and operating income of $0.2 million and $0.1 million.  Changes in these allowances resulted in a decrease in our gross profit and operating income of $0.8 million for fiscal 2009.  At May 31, 2011 and 2010, respectively, our allowances for doubtful accounts, sales returns and discounts in aggregate amounted to $1.8 million and $2.0 million.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  Changes in valuation allowances relating to deferred tax assets did not significantly impact net income for fiscal 2011, 2010 and 2009.  At May 31, 2011 and 2010, deferred tax asset valuation allowances were zero.

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for fiscal 2011, 2010 and 2009.

•
We recognize compensation expense for certain performance based equity instrument (share-based payments) or cash awards over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For fiscal 2011 and 2010, respectively, we recognized compensation expense related to these awards of $3.0 million and $2.5 million.  We did not recognize any compensation expense related to these awards for fiscal 2009.  At May 31, 2011, there was no unrecognized compensation expense, due to the accelerated vesting of all outstanding awards as a result of the WHF-TPG transaction.  See Note 1 of Notes to Consolidated Financial Statements for a description of the WHF-TPG transaction.

•
We have certain intangible assets, primarily consisting of goodwill, which are tested for impairment at least annually.  We did not recognize any intangible asset impairment losses for fiscal 2011, 2010 or 2009.  The determination of whether or not goodwill is impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded goodwill balance.

Impact of Inflation

Inflation affects the cost of raw materials, goods and services we use.  In recent years, inflation has been modest.  We seek to mitigate the adverse effects of inflation primarily through improved productivity, strategic buying initiatives, and cost containment programs.  However, the nutritional supplement industry competitive environment generally limits our ability to raise prices in order to recover higher costs resulting from inflation.  See further discussion of raw material pricing matters in the “Overview” and “Results of Operations” sections above.

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

Recently Issued Accounting Standards

See Note 1 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Click for Table of Contents

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at May 31, 2011.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data and the report of Deloitte & Touche LLP, our independent registered public accountants, are on the following pages F-1 through F-22 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2011 at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2011 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in “Internal Control — Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of May 31, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of May 31, 2011. This report, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of May 31, 2011, is included elsewhere herein.

Click for Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schiff Nutrition International, Inc.

We have audited the internal control over financial reporting of Schiff Nutrition International, Inc. and subsidiaries (collectively, the “Company”) as of May 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2011 of the Company and our report dated August 15, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
August 15, 2011

Click for Table of Contents

PART III

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See our 2011 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Nominees for Election to our Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Business Conduct and Ethics is also incorporated by reference to our 2011 Definitive Proxy Statement under the heading “Board of Directors and Corporate Governance Information.”

ITEM 11.	EXECUTIVE COMPENSATION

See our 2011 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Executive Compensation” and “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth under Item 5 herein and in our 2011 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Stock Ownership of Beneficial Owners, Directors and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See our 2011 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See our 2011 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Fees Paid to Independent Public Accountants.”

Click for Table of Contents

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

2.1.
Asset Purchase Agreement dated as of June 1, 2011, by and between Ganeden Biotech, Inc., Schiff Nutrition Group, Inc. and with respect to Article 7 thereof only, U.S. Bank National Association as escrow agent. (1)

3.1.	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (2)
3.2.	Amended and Restated Bylaws of Weider Nutrition International, Inc. (3)
4.1.	Form of specimen Class A common stock certificate. (4)
4.2.	Loan Agreement dated as of August 18, 2009 between Schiff Nutrition Group, Inc. and U.S. Bank National Association. (5)
4.3.
Amendment No. 1 dated as of May 31, 2011 to Loan Agreement dated as of August 18, 2009 among Schiff Nutrition Group, Inc., the Lenders named therein (as defined therein) and U.S. Bank National Association. (6)

10.1.	Build-To-Suit Lease Agreement dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (3)
10.2.	1997 Equity Participation Plan of Weider Nutrition International, Inc. (7)*
10.3.	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (7)
10.4.	License Agreement dated as of December 1, 1996 between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (7)
10.5.	Amendments No. 1, 2 and 3 to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (8)*
10.6.	Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (9)*
10.7.	Amendment effective as of March 1, 2005 to License Agreement dated as of December 1, 1996 between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (10)
10.8.	Stock and Asset Purchase Agreement effective as of March 1, 2005 among Weider Nutrition International, Inc., Weider Nutrition Group, Inc. and Weider Global Nutrition, LLC. (10)
10.9.	Promissory Note of Weider Global Nutrition, LLC payable to Weider Nutrition Group, Inc. (10)
10.10.	Guarantee by Weider Health and Fitness in favor of Weider Nutrition International, Inc. and Weider Nutrition Group, Inc. (10)
10.11.	Form of Indemnification Agreement between Schiff Nutrition Group, Inc. and certain of its executives and directors. (11)*
10.12.	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (12)*
10.13.	Amendment No. 1 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (13)*
10.14.	Form of Director Restricted Stock Unit Agreement and Deferral Election. (14)*
10.15.	Form of Director Restricted Stock Agreement. (14)*
10.16.	Form of Amended and Restated Agreement between Schiff Nutrition Group, Inc. and certain of its executives. (15)*
10.17.	Amendment No. 2 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (16)*
10.18.	Form of Performance Award Grant Notice, Performance Award Agreement and Deferral Election. (17)*
10.19.	Amendment No. 3 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (15)*
10.20.	Amendment No. 4 to the 1997 Equity Participation Plan of Weider Nutrition International Inc. (15)*
10.21.	Second Amended and Restated License and Product Supply Agreement dated as of May 29, 2009 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (18)
10.22.
Security Agreement dated as of August 18, 2009 among Schiff Nutrition Group, Inc., Schiff Nutrition International, Inc., WNG Holdings (International) Ltd., Coppal Research, Inc. and U.S. Bank National Association. (19)

10.23.	Continuing and Unconditional Guaranty dated as of August 18, 2009 by Schiff Nutrition International, Inc. in favor of U.S. Bank National Association. (19)
10.24.	Continuing and Unconditional Guaranty dated as of August 18, 2009 by WNG Holdings (International) Ltd. in favor of U.S. Bank National Association. (19)
10.25.	Continuing and Unconditional Guaranty dated as of August 18, 2009 by Coppal Research, Inc. in favor of U.S. Bank National Association. (19)
10.26.	Standstill Agreement dated as of October 14, 2010 between Schiff Nutrition, Inc. and TPG STAR SNI, L.P. (20)
10.27.	Separation Agreement between Schiff Nutrition International, Inc. and Bruce J. Wood effective March 7, 2011. (21)*
10.28.	Employment Agreement effective March 7, 2011 between Schiff Nutrition International, Inc. and Tarang Amin. (21)*
10.29.	Amendment No. 4 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (22)*
10.30.	Intellectual Property License Agreement dated as of June 1, 2011 between Ganeden Biotech, Inc. and Schiff Nutrition Group, Inc. (23)

Click for Table of Contents

21.1.	Subsidiaries of Schiff Nutrition International, Inc. (24)
23.1.	Consent of Independent Registered Public Accounting Firm. (24)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (24)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (24)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (25)

(1)	Previously filed in the Company’s Current Report on Form 8-K filed on June 3, 2011 and incorporated herein by reference.
(2)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(3)	Previously filed in the Company’s Registration Statement on Form S-1/A (File No. 333-12929) filed on October 16, 1996 and incorporated herein by reference.
(4)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.
(5)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 17, 2010 and incorporated herein by reference.
(6)	Previously filed in the Company’s Current Report on Form 8-K filed on June 3, 2011 and incorporated herein by reference.
(7)	Previously filed in the Company’s Registration Statement on Form S-1/A (File No. 333-12929) filed on March 20, 1997 and incorporated herein by reference.
(8)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(9)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(10)	Previously filed in the Company’s Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(11)	Previously filed in the Company’s Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(12)	Previously filed in the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
(13)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2006 and incorporated herein by reference.
(14)	Previously filed in the Company’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference.
(15)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on January 9, 2009 and incorporated herein by reference.
(16)	Previously filed in the Company’s Definitive Proxy Statement on Form 14A filed on September 27, 2007 and incorporated herein by reference.
(17)	Previously filed in the Company’s Current Report on Form 8-K filed on December 18, 2008 and incorporated herein by reference.
(18)	Previously filed in the Company’s Current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference.
(19)	Previously filed in the Company’s Annual Report on Form 10-K filed on August 20, 2009 and incorporated herein by reference.
(20)	Previously filed in the Company’s Current Report on Form 8-K filed on October 15, 2010 and incorporated herein by reference.
(21)	Previously filed in the Company’s Current Report on Form 8-K filed on February 18, 2011 and incorporated herein by reference.
(22)	Previously filed in the Company’s Information Statement on Form 14C filed on April 12, 2011 and incorporated herein by reference.
(23)	Previously filed in the Company’s Current Report on Form 8-K filed on June 3, 2011 and incorporated herein by reference.
(24)	Filed herewith.
(25)	Furnished herewith.

*	Management contract, or compensation plan or arrangement.

Click for Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schiff Nutrition International, Inc.

By:	/s/ Tarang P. Amin
Tarang P. Amin
Dated: August 15, 2011	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weider	Chairman of the Board	August 15, 2011
Eric Weider	and Director

/s/ Tarang P. Amin	Chief Executive Officer,	August 15, 2011
Tarang P. Amin	President and Director
(Principal Executive Officer)

/s/ Joseph W. Baty	Executive Vice President and	August 15, 2011
Joseph W. Baty	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald L. Corey	Director	August 15, 2011
Ronald L. Corey

/s/ Matthew T. Hobart	Director	August 15, 2011
Matthew T. Hobart

/s/ Michael Hyatt	Director	August 15, 2011
Michael Hyatt

/s/ Eugene B. Jones	Director	August 15, 2011
Eugene B. Jones

/s/ Roger H. Kimmel	Director	August 15, 2011
Roger H. Kimmel

/s/ George F. Lengvari	Vice Chairman of the Board	August 15, 2011
George F. Lengvari	and Director

/s/ Brian P. McDermott	Director	August 15, 2011
Brian P. McDermott

/s/ William E. McGlashan, Jr.	Director	August 15, 2011
William E. McGlashan, Jr.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC.

Click for Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schiff Nutrition International, Inc.

We have audited the accompanying consolidated balance sheets of Schiff Nutrition International, Inc. and subsidiaries (collectively, the “Company”) as of May 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schiff Nutrition International, Inc. and subsidiaries at May 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche

Salt Lake City, Utah
August 15, 2011

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 31, 2011 AND 2010
(dollars in thousands, except share data)

ASSETS
	2011	2010
Current assets:
Cash and cash equivalents	$39,547	$31,768
Available-for-sale securities	5,938	13,641
Receivables, net	27,339	19,732
Inventories	34,923	35,081
Prepaid expenses and other	1,740	1,284
Deferred taxes, net	3,072	2,578

Total current assets	112,559	104,084

Property and equipment, net	14,219	13,882

Other assets:
Goodwill	4,346	4,346
Available-for-sale securities	1,204	6,763
Deposits and other assets	238	435
Deferred taxes, net	—	470

Total other assets	5,788	12,014

Total assets	$132,566	$129,980

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,944	$11,945
Accrued expenses	16,159	12,637
Dividends payable	1,835	85

Total current liabilities	32,938	24,667

Long-term liabilities:
Dividends payable	780	1,985
Deferred taxes, net	1,383	—
Other	1,005	2,880

Total long-term liabilities	3,168	4,865

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding - 21,094,348 (2011) and 12,880,038 (2010)	211	129
Class B common stock, par value $.01 per share; shares authorized - 25,000,000; shares issued and outstanding - 7,486,574 (2011) and 14,973,148 (2010)	75	150
Additional paid-in capital	88,342	91,481
Accumulated other comprehensive loss	(66)	(78)
Retained earnings	7,898	8,766

Total stockholders’ equity	96,460	100,448

Total liabilities and stockholders’ equity	$132,566	$129,980

See notes to consolidated financial statements.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MAY 31, 2011, 2010 AND 2009
(dollars in thousands, except share data)

	2011	2010	2009

Net sales	$213,648	$204,887	$190,691

Cost of goods sold	132,472	119,837	123,861

Gross profit	81,176	85,050	66,830

Operating expenses:
Selling and marketing	34,666	33,611	33,702
General and administrative	22,300	17,883	13,669
Research and development	4,017	4,746	4,273

Total operating expenses	60,983	56,240	51,644

Income from operations	20,193	28,810	15,186

Other income (expense):
Interest income	166	174	888
Interest expense	(424)	(350)	(123)
Other, net	(45)	8	(4)

Total other income (expense), net	(303)	(168)	761

Income before income taxes	19,890	28,642	15,947

Income tax expense	7,248	10,196	5,617

Net income	$12,642	$18,446	$10,330

Weighted average shares outstanding:
Basic	28,986,227	28,360,184	27,332,659
Diluted	29,252,030	28,928,162	28,637,848

Net income per share:
Basic	$0.44	$0.65	$0.38
Diluted	$0.43	$0.64	$0.36

See notes to consolidated financial statements.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MAY 31, 2011, 2010 AND 2009
(in thousands)

						Accum.
	Common Stock				Add’l	Other
	Class A		Class B		Paid-In	Comp.	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total

Balance at June 1, 2008	11,782	$118	14,973	$150	$89,393	$—	$9,826	$99,487

Comprehensive income:
Net income	—	—	—	—	—	—	10,330	10,330
Available-for-sale debt securities valuation adjustment, net of income taxes	—	—	—	—	—	(106)	—	(106)
Total comprehensive income								10,224
Stock options exercised	533	5	—	—	1,567	—	—	1,572
Common stock surrendered for cashless options exercised	(188)	(2)	—	—	(1,187)	—	—	(1,189)
Excess tax benefit from equity instruments	—	—	—	—	654	—	—	654
Stock received for payment of income taxes on stock-based compensation	(304)	(3)	—	—	(1,687)	—	—	(1,690)
Shares and restricted shares issued	862	8	—	—	(8)	—	—	—
Restricted stock forfeited	(24)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	613	—	—	613
Special dividend stock-based compensation expense	—	—	—	—	22	—	—	22

Balance at May 31, 2009	12,661	126	14,973	150	89,367	(106)	20,156	109,693

Comprehensive income:
Net income	—	—	—	—	—	—	18,446	18,446
Available-for-sale debt securities valuation adjustment, net of income taxes	—	—	—	—	—	28	—	28
Total comprehensive income								18,474
Stock options exercised	268	3	—	—	693	—	—	696
Common stock surrendered for cashless options exercised	(86)	(1)	—	—	(533)	—	—	(534)
Excess tax benefit from equity instruments	—	—	—	—	596	—	—	596
Stock received for payment of income taxes on stock-based compensation	(2)	—	—	—	(10)	—	—	(10)
Special cash dividends	—	—	—	—	—	—	(29,836)	(29,836)
Shares and restricted shares issued	52	1	—	—	(1)	—	—	—
Restricted stock forfeited	(13)	—	—	—	—	—	—	—
Stock-based compensation (Note 12)	—	—	—	—	863	—	—	863
Special dividend stock-based compensation expense	—	—	—	—	506	—	—	506

Balance at May 31, 2010	12,880	129	14,973	150	91,481	(78)	8,766	100,448

Comprehensive income:
Net income	—	—	—	—	—	—	12,642	12,642
Available-for-sale debt securities valuation adjustment, net of income taxes	—	—	—	—	—	12	—	12
Total comprehensive income								12,654
Stock options exercised	754	7	—	—	1,654	—	—	1,661
Common stock surrendered for cashless options exercised	(186)	(2)	—	—	(1,500)	—	—	(1,502)
Excess tax benefit from equity instruments	—	—	—	—	2,268	—	—	2,268
Stock received for payment of income taxes on stock-based compensation	(387)	(4)	—	—	(3,000)	—	—	(3,004)
Special cash dividend	—	—	—	—	(7,374)	—	(13,510)	(20,884)
Shares and restricted shares issued	546	6	—	—	(6)	—	—	—
Stock-based compensation (Note 12)	—	—	—	—	4,116	—	—	4,116
Special dividend stock-based compensation expense	—	—	—	—	703	—	—	703
Conversion of Class B shares to Class A shares	7,487	75	(7,487)	(75)	—	—	—	—

Balance at May 31, 2011	21,094	$211	7,486	$75	$88,342	$(66)	$7,898	$96,460

See notes to consolidated financial statements.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2011, 20010 AND 2009
(dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$12,642	$18,446	$10,330
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	1,351	(1,084)	50
Depreciation and amortization	3,563	3,105	3,083
Amortization of debt issue costs	197	156	12
Loss (gain) on disposition of property and equipment	51	(4)	2
Stock-based compensation	3,971	2,217	635
Excess tax benefit from equity instruments	(2,268)	(596)	(654)
Other	1	16	5
Changes in operating assets and liabilities:
Receivables	(6,791)	47	1,495
Inventories	158	(5,057)	(791)
Prepaid expenses and other	(456)	150	514
Deposits and other assets	—	—	(61)
Accounts payable	3,036	2,237	(1,529)
Accrued expenses	3,522	3,156	(1,672)
Income taxes receivable/payable	1,452	1,488	979
Other long-term liabilities	(1,028)	1,830	63

Net cash provided by operating activities	19,401	26,107	12,461

Cash flows from investing activities:
Purchase of property and equipment	(3,997)	(2,942)	(3,434)
Proceeds from disposition of property and equipment	9	17	1
Purchase of available-for-sale securities	(10,415)	(25,761)	(5,995)
Proceeds from sale of available-for-sale securities	23,697	10,269	5,517

Net cash provided by (used in) investing activities	9,294	(18,417)	(3,911)

Cash flows from financing activities:
Proceeds from debt	—	—	1,338
Payments on debt	—	—	(1,338)
Dividends paid	(20,339)	(28,788)	(1,225)
Proceeds from stock options exercised	159	162	383
Purchase and retirement of common stock	(3,004)	(10)	(1,690)
Excess tax benefit from equity instruments	2,268	596	654
Payments for debt issue costs	—	(530)	—

Net cash used in financing activities	(20,916)	(28,570)	(1,878)

Effect of exchange rate changes on cash	—	—	(3)

Increase (decrease) in cash and cash equivalents	7,779	(20,880)	6,669

Cash and cash equivalents, beginning of year	31,768	52,648	45,979

Cash and cash equivalents, end of year	$39,547	$31,768	$52,648

See notes to consolidated financial statements.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business – We develop, manufacture, market and distribute branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  We offer a broad range of capsules, tablets and nutrition bars.  Our portfolio of recognized brands, including Schiff Move Free®, Schiff® Vitamins, Schiff MegaRed®, Schiff Mega-D3®, Tiger’s Milk®, Schiff Sustenex®, and Schiff Digestive Advantage® is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

Principles of Consolidation – Our consolidated financial statements include the accounts of Schiff Nutrition International, Inc. and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

Use of Estimates and Assumptions in Preparing Financial Statements – In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales, costs of goods sold and operating expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of share-based payments and recoverability of long-lived assets.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

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

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization expense was $3,563 (2011), $3,105 (2010) and $3,083 (2009), computed using the straight-line method over the estimated useful lives of 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements.  Leasehold improvements are depreciated over the shorter of their useful life or of the lease term.

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

Organizational Changes – In October 2010, a subsidiary of TPG Growth (“TPG”), the middle market buyout and growth platform of TPG, a global private investment firm, purchased 7,486,574 shares of our Class B common stock from Weider Health and Fitness (“WHF”), which automatically converted to Class A common stock on a one-to-one basis (the “WHF-TPG transaction”).  Concurrent with the sale, TPG and WHF entered into a stockholders agreement whereby two TPG representatives were appointed to serve as directors on our Board of Directors and WHF agreed to take certain corporate actions only with the prior written consent of TPG.

The WHF-TPG transaction triggered certain provisions under the Company’s board of director compensation plan and management long-term incentive plans including accelerated vesting of outstanding awards and in certain cases, accelerated payment of such awards.  As a result of the transaction, we recognized $368 in incremental board of director compensation due to the accelerated vesting of outstanding stock-based awards.  See Note 12 of Notes to Consolidated Financial Statements for a discussion of financial impact resulting from accelerated vesting of management long-term incentive plans.

In February 2011, our Board of Directors appointed a new Chief Executive Officer (“CEO”), replacing our retiring CEO, effective March 7, 2011.  As a result of this change, we recognized $1,883 in primarily transition related expenses during fiscal 2011.  In addition, we reclassified from long-term liabilities to current liabilities $1,337 in dividends payable included in our consolidated balance sheet as of May 31, 2011, due to accelerated issuance of shares underlying restricted stock units held by the prior CEO.  The Company entered into an employment agreement with the new CEO, pursuant to which he was granted certain equity awards with a grant date value aggregating $6,045.  The equity awards consist of 163,637 shares of restricted stock with a grant date value of $1,381; a stock option to purchase 654,550 shares of Class A common stock at an exercise price of $8.44 per share with a grant date value of $2,740; and stock options to purchase 409,093 shares of Class A common stock at an exercise price of $8.44 per share with a grant date value of $1,924.  The restricted stock and option to purchase 654,550 shares vest in equal annual installments over a five-year period, in each case subject to continued employment with the Company through each such vesting date.  The options to purchase 409,093 shares will be eligible to vest in three stages based upon the Company’s achievement of stock price targets of $15.00, $20.00 and $25.00, in each case subject to continued employment with the Company through applicable service periods ranging from 2.4 to 4.4 years.  All stock options granted to the new CEO expire no later than ten years from the grant date.  With respect to the restricted stock, any dividends declared between the grant date and the vesting date will be payable to the new CEO when the shares vest.  The exercise price and number of shares of stock covered by the options and the stock price targets will be equitably adjusted, as necessary, for extraordinary dividends declared, if any.

Operating Segments – We believe our business, which consists of the aggregation of several product based operating segments, represents our only reportable segment.

Revenue Recognition – Sales are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Although we utilize a variety of shipping terms, our primary shipping terms are “FOB Destination.”

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

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Sales by Geographic Area – Total domestic and international, primarily Asia and Mexico, net sales amounted to $201,279 and $12,369, respectively, for fiscal 2011; $192,922 and $11,965, respectively, for fiscal 2010; and $181,966 and $8,725, respectively, for fiscal 2009.  Net sales are attributed to the country in which our customer is located.

Advertising Costs – Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place.  Cooperative advertising payments to retailers are generally accounted for as an operating expense; however, the portion of the cost in excess of the estimated fair value of the benefit received is classified as a direct reduction of sales.  Total advertising costs, included in selling and marketing expenses, were $15,740, $15,105 and $14,514, respectively, for fiscal 2011, 2010 and 2009.

Costs of Goods Sold and Shipping and Handling Costs – Costs of goods sold include expenses incurred to acquire and produce inventory for sales, including product costs, purchasing costs, freight-in, import costs, internal transfer costs, quality assurance costs and certain warehousing, or handling costs, associated with the receiving or manufacturing of goods for sale.

Shipping and certain warehousing, or handling costs, which are not associated with the receiving or manufacturing of goods for sale are excluded from costs of goods sold.  Shipping costs, included in selling and marketing expenses, were $4,573, $5,063 and $5,774, respectively, for fiscal 2011, 2010 and 2009.  Handling costs, included in general and administrative expenses, were $2,658, $2,796 and $3,130, respectively, for fiscal 2011, 2010 and 2009.

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

At May 31, 2011, we held $7,142 in available-for-sale securities; consisting of $3,353 in certificates of deposit and $3,789 in other debt securities, including $435 in illiquid auction rate securities (“ARS”) which are fully insured state agency issued securities.  In determining the fair value of our available-for-sale securities at May 31, 2011, we have taken into consideration quoted market prices and/or other considerations, including fair values determined by the financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Although we believe the debt securities will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and monitor collections from customers.  We maintain an allowance for doubtful accounts which is based upon historical experience as well as specific customer collection issues.  Historically, bad debt expense has not been significant and has been within expectations and allowances established.  However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  If the financial condition of one or more of our customers were to deteriorate, additional allowances may be required.

The combined net sales to our two largest customers are significant.  At May 31, 2011 and May 31, 2010, respectively, amounts due from Customer A represented approximately 34% and 45%, and amounts due from Customer B represented approximately 45% and 26%, of total trade accounts receivable.  For fiscal 2011, 2010 and 2009, respectively, Customer A accounted for approximately 37%, 40% and 44% and Customer B accounted for approximately 36%, 32% and 32% of total net sales.  Of total net sales, our Schiff® Move Free® brand accounted for approximately 28%, 35% and 37%, respectively, for fiscal 2011, 2010 and 2009.

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

Net Income Per Share – Basic net income per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted average number of common shares and potentially diluted common shares outstanding during the period.  Potentially dilutive common shares consist of common stock options, restricted stock and restricted stock units.

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

Recently Issued Accounting Standards – In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures.  The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a ‘gross’ presentation of activities (purchases, sales, and settlements) within the Level 3 roll forward reconciliations, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements.  This guidance is effective for the first interim or annual reporting beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  We adopted the fair value disclosure guidance on March 1, 2010, except for the gross presentation of the Level 3 roll forwards information which we are required to adopt June 1, 2011.

In December 2010, the FASB issued authoritative guidance which modifies the requirements of step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance modifies step one so that for those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  We do not expect the adoption of this guidance to have a material effect on our results of operations and financial condition.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

2.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities measured at fair value, using; quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3), consist of the following at May 31:
	Level 1	Level 2	Level 3	Total
2011:
Certificates of deposit	$—	$3,353	$—	$3,353
Corporate debt securities	1,378	—	—	1,378
Federal, state and municipal debt securities	1,976	—	435	2,411

	$3,354	$3,353	$435	7,142
Less long-term portion				1,204

Short-term portion				$5,938

2010:
Certificates of deposit	$—	$5,313	$—	$5,313
Commercial paper	—	500	—	500
Corporate debt securities	9,094	—	—	9,094
Federal, state and municipal debt securities	5,042	—	455	5,497

	$14,136	$5,813	$455	20,404
Less long-term portion				6,763

Short-term portion				$13,641

Subsequent to the issuance of the fiscal 2010 consolidated financial statements, the Company determined that the $5,313 of investments in certificates of deposit and $500 of commercial paper should be classified as Level 2 investments (rather than Level 1 investments as originally classified) as of May 31, 2010 as these specific securities do not have quoted prices in active markets.  Accordingly, we corrected the classification of these securities from Level 1 to Level 2 in the table of fair value measurements as of May 31, 2010.

Available-for-sale securities include ARS, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt securities.  Despite the underlying long-term contractual maturity of ARS, there generally was a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of negative liquidity and uncertainty in financial credit markets, we experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature) and the rates are reset in accordance with terms in the prospectus/offering circular.  At May 31, 2011, total available-for-sale securities included $690 in debt securities, including $435 in illiquid ARS, valued below cost which are included in long-term assets.  The ARS consist of fully insured state agency issued securities.

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3) for fiscal 2011 and 2010:

	2011	2010

Beginning balance	$455	$483
Total losses (all unrealized and included in accumulated other comprehensive loss)	(20)	(28)

Ending balance	$435	$455

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Contractual maturities of debt securities, including certificates of deposit, are as follows at May 31, 2011:

Less than one year	$5,938
One to five years	514
Over five years	690

Total	$7,142

In determining the fair value of our available-for-sale securities at May 31, 2011, we have taken into consideration quoted market prices and/or other considerations, including, fair value determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.

3.	RECEIVABLES, NET

Receivables, net, consist of the following at May 31:
	2011	2010

Trade accounts	$27,562	$20,878
Refundable income taxes	1,523	707
Other	37	116

	29,122	21,701
Less allowances for doubtful accounts, sales returns and discounts	(1,783)	(1,969)

Total, net	$27,339	$19,732

4.	INVENTORIES

Inventories consist of the following at May 31:
	2011	2010

Raw materials	$18,282	$15,299
Work in process	1,781	1,910
Finished goods	14,860	17,872

Total	$34,923	$35,081

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at May 31:
	2011	2010

Furniture and equipment	$38,715	$38,480
Leasehold improvements	13,327	12,252
Construction in progress	126	1,156

Total cost	52,168	51,888
Less accumulated depreciation and amortization	(37,949)	(38,006)

Total, net	$14,219	$13,882

Purchase of property and equipment included in accounts payable amounted to $169, $206 and $68, respectively, at May 31, 2011, 2010 and 2009.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following at May 31:

	2011			2010
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value

Goodwill	$4,346	$—	$4,346	$4,346	$—	$4,346

Intangible assets - patents and trademarks	$700	$(700)	$—	$700	$(700)	$—

Estimated amortization expense, assuming no changes in our intangible assets, is zero for all future fiscal years.  See Note 16 of Notes to Consolidated Financial Statements for discussion of a recent acquisition.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:
	2011	2010

Accrued personnel related costs	$4,884	$5,323
Accrued promotional costs	10,153	6,076
Other	1,122	1,238

Total	$16,159	$12,637

8.	INCOME TAXES

The components of income tax expense for fiscal 2011, 2010 and 2009, are as follows:
	2011	2010	2009
Federal:
Current	$5,406	$10,365	$4,936
Deferred	1,215	(976)	48

State and local:
Current	491	915	631
Deferred	136	(108)	2

Total	$7,248	$10,196	$5,617

Income tax expense differs from a calculated income tax at the Federal statutory rate as follows:
	2011	2010	2009

Computed Federal income tax expense at the statutory rate of 35%	$6,962	$10,025	$5,581
State income tax expense	627	807	633
Tax exempt interest	(2)	(4)	(28)
Other	(339)	(632)	(569)

Total	$7,248	$10,196	$5,617

Net cash income tax payments amounted to $4,266, $9,655 and $4,524, respectively, for fiscal 2011, 2010 and 2009.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Deferred income taxes, net, consist of the following at May 31:
	2011		2010
	Current	Long-Term	Current	Long-Term
Assets:
Accounts receivable allowances	$530	$—	$596	$—
Inventories adjustment	1,029	—	1,069	—
Long-term incentive awards	—	1,863	—	2,655
Acquisition costs	—	499	—	—
Accrued vacation, bonuses, dividends and other	1,865	343	1,354	439

Total	3,424	2,705	3,019	3,094

Liabilities:
Basis differences in fixed and intangible assets	—	(4,088)	—	(2,624)
Prepaid insurance	(137)	—	(162)	—
Other	(215)	—	(279)	—

Total	(352)	(4,088)	(441)	(2,624)

Deferred income taxes, net	$3,072	$(1,383)	$2,578	$470

At May 31, 2011, we have no net operating loss, capital loss or tax credit carryforwards.  The amount of the deferred tax assets considered realizable, could be reduced or increased in the near-term if facts, including the amount of taxable income, differs from our estimates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at June 1, 2008	$481
Additions based on tax positions related to the current year	54
Additions based on tax positions related to prior years	45
Reductions for tax positions of prior years	(384)

Balance at May 31, 2009	196
Additions based on tax positions related to the current year	121
Additions based on tax positions related to prior years	38
Reductions for tax positions of prior years	(26)

Balance at May 31, 2010	329
Additions based on tax positions related to the current year	106
Additions based on tax positions related to prior years	89
Reductions for tax positions of prior years	(27)

Balance at May 31, 2011	$497

Of the total unrecognized tax benefits of $497 at May 31, 2011, $473 would affect the effective income tax rate, if recognized.  During fiscal 2011 and 2010, respectively, unrecognized tax benefits for certain timing differences related to the amortization of certain intangible assets decreased by $27 and $26 due to the lapse of applicable statute of limitations.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During fiscal 2011 and 2010, respectively, we recognized an increase of $12 and $4 in interest and penalties.  At May 31, 2011 and 2010, respectively, we had $23 and $11 in accrued interest and penalties.  The total unrecognized tax benefit accrued (including interest and penalties) was $520 and $340, respectively, at May 31, 2011 and 2010.  We do not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.  We file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2008, and we are no longer subject to state and local income tax examinations for years prior to fiscal 2007.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

9.	CASH DIVIDENDS

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

In September 2010, our Board of Directors approved a $0.70 per share special cash dividend, which was paid on October 2, 2010 to shareholders of record of Class A and Class B common stock at the close of business on September 23, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As of September 23, 2010, the record date, we had an aggregate of 29.8 million shares of common stock outstanding (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $20,884, presuming 100% vesting of shares underlying equity awards; $10,403 for holders of Class A common stock, including $1,384 for Class A common stock underlying equity awards, and $10,481 for the holder of Class B common stock.

In connection with the dividends paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options and certain restricted stock units, we recognized non-cash compensation expense and corresponding increase in additional paid-in capital of $703, $506 and $22, respectively, during fiscal 2011, 2010 and 2009.

All of the restricted stock and restricted stock units outstanding as of the dividend record dates were vested as of May 31, 2011.  However, with respect to the vested restricted stock units for which the issuance of shares underlying these restricted stock units has been deferred, the dividends will not be distributed until after the deferred shares are issued.  At May 31, 2011, we had unpaid dividends of $679 relating to dividends declared during fiscal 2011.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss for fiscal 2011, 2010 and 2009, are as follows:
2011:	Pre-tax Loss	Tax Expense	Net Loss
Available-for-sale debt securities valuation adjustment:
Unrealized losses	$110	$44	$66
Reclassification adjustment for realized loss (gain)	—	—	—

Net unrealized loss	$110	$44	$66

2010:
Available-for-sale debt securities valuation adjustment:
Unrealized losses	$129	$51	$78
Reclassification adjustment for realized loss (gain)	—	—	—

Net unrealized loss	$129	$51	$78

2009:
Available-for-sale debt securities valuation adjustment:
Unrealized losses	$179	$73	$106
Reclassification adjustment for realized loss (gain)	—	—	—

Net unrealized loss	$179	$73	$106

11.	EARNINGS PER SHARE

The reconciliation of numerators and denominators basic and diluted earnings per share computations for fiscal 2011, 2010 and 2009, are as follows:
	2011	2010	2009
Income available to common shareholders (numerator):
Net income	$12,642	$18,446	$10,330
Adjustments	—	—	—

Income on which basic and diluted earnings per share are calculated	$12,642	$18,446	$10,330

Weighted-average number of common shares outstanding (denominator):
Basic	28,986,227	28,360,184	27,332,659
Add-incremental shares from restricted stock	15,575	32,838	17,904
Add-incremental shares from restricted stock units	42,344	107,749	759,207
Add-incremental shares from stock options	207,884	427,391	528,078

Diluted	29,252,030	28,928,162	28,637,848

Options to purchase 160,000 shares of Class A common stock at a price of $9.63 per share and options to purchase 254,000 shares of Class A common stock at prices ranges from $4.61 to $7.05 per share were outstanding during fiscal 2011 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the respective period.

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

Shares available for grant include 4,800,000 shares of Class A common stock reserved for issuance under the 2004 Plan, plus the number of shares of Class A common stock that as of the date of adoption of the 2004 Plan were, or thereafter would otherwise become, available for issuance under the 1997 Plan.

Restricted stock units (“RSU’s") and restricted shares granted under the 1997 Plan and the 2004 Plan generally vest over a three to five year period; either in equal amounts annually or 100% at the end of the vesting period.  For certain RSU grants, the recipient may elect to defer the actual receipt of the shares beyond the vesting date.  The fair value of RSU or restricted shares granted was the grant date closing price of our Class A stock.

Stock options granted under the 1997 Plan and 2004 Plan primarily become exercisable after one to five years from the date of grant in equal, ratable amounts on each successive anniversary date.  Stock options expire no later than eight years after the date of grant under the 1997 Plan and no later than ten years after the date of grant under the 2004 Plan.

The fair value of options granted was estimated at the date of grant using a Binomial Option pricing model for service-based options or a Monte Carlo simulation model for those options where exercisability is dependent upon achieving a market condition with the following weighted average assumptions for fiscal 2011 and 2009, respectively.  There were no options granted during fiscal 2010.

	2011		2009

Expected volatility	45.38%		32.80%
Expected term	7.00	years	2.00	years
Risk-free interest rate	2.86%		0.90%
Dividend yield	0.00%		0.00%

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

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Information relating to stock options issued under the 1997 Plan and 2004 Plan is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, June 1, 2008	1,789,484	$2.84
Granted	15,000	4.68
Exercised	(533,217)	2.95
Canceled, forfeited and/or expired	—	—

Options outstanding, May 31, 2009	1,271,267	2.82
Granted	—	—
Exercised	(267,600)	2.60
Canceled, forfeited and/or expired	—	—

Options outstanding, May 31, 2010	1,003,667	2.87
Granted	1,223,643	8.60
Exercised	(754,242)	2.20
Canceled, forfeited and/or expired	—	—

Options outstanding, May 31, 2011	1,473,068	$7.97	8.68	$2,534

Exercisable options, May 31, 2011	249,425	$4.90	3.23	$1,195

The weighted average grant-date fair value of options granted was $4.42 and $0.91, respectively, for fiscal 2011 and 2009.  The total intrinsic value of options exercised was $4,400, $927 and $1,772, respectively, for 2011, 2010 and 2009.  We received $159, $162 and $383, respectively, for stock options exercised during fiscal 2011, 2010 and 2009.  In addition, during fiscal 2011, 2010 and 2009 respectively, 185,659, 86,064 and 188,024 shares of common stock valued at $1,502, $534 and $1,189 (the aggregate exercise price) were surrendered as a result of 718,500, 205,000 and 403,350 stock options exercised in cashless transactions.

Information relating to RSU’s issued under the 1997 Plan and 2004 Plan is as follows:
	Number of Shares	Weighted Average Grant Date Fair Value

RSU's outstanding, June 1, 2008	1,504,502	$5.18
Granted	279,730	5.54
Converted	(787,600)	5.11
Forfeited	—	—

RSU's outstanding, May 31, 2009	996,632	5.33
Granted	28,422	5.91
Converted	(22,490)	5.81
Forfeited	(41,416)	5.55

RSU's outstanding, May 31, 2010	961,148	5.33
Granted	25,523	7.64
Converted	(3,711)	4.85
Forfeited	—	—

RSU's outstanding, May 31, 2011	982,960	$5.39

Vested RSU's, May 31, 2011	976,825	$5.34

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Information relating to non-vested restricted shares issued under the 1997 Plan and 2004 Plan is as follows:
	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares outstanding, June 1, 2008	63,615	$5.76
Granted	73,916	4.59
Vested	(17,196)	5.45
Forfeited	(24,566)	5.51

Non-vested restricted shares outstanding, May 31, 2009	95,769	5.20
Granted	30,096	5.58
Vested	(18,284)	5.18
Forfeited	(12,819)	4.68

Non-vested restricted shares outstanding, May 31, 2010	94,762	5.39
Granted	212,257	8.37
Vested	(105,417)	5.64
Forfeited	—	—

Non-vested restricted shares outstanding, May 31, 2011	201,602	$8.39

In February 2011, our Board of Directors appointed a new Chief Executive Officer (“CEO”), replacing our retiring CEO, effective March 7, 2011.  The Company entered into an employment agreement with the new CEO, pursuant to which he was granted certain equity awards with a grant date value aggregating $6,045.  The equity awards consist of 163,637 shares of restricted stock with a grant date value of $1,381; a stock option to purchase 654,550 shares of Class A common stock at an exercise price of $8.44 per share with a grant date value of $2,740; and stock options to purchase 409,093 shares of Class A common stock at an exercise price of $8.44 per share with a grant date value of $1,924.  The restricted stock and option to purchase 654,550 shares vest in equal annual installments over a five-year period, in each case subject to continued employment with the Company through each such vesting date.  The options to purchase 409,093 shares will be eligible to vest in three stages based upon the Company’s achievement of stock price targets of $15.00, $20.00 and $25.00, in each case subject to continued employment with the Company through applicable service periods ranging from 2.4 to 4.4 years.  All stock options granted to the new CEO expire no later than ten years from the grant date.  For fiscal 2011, we recognized $328 in compensation expense related to these equity awards.

On December 12, 2008, the Compensation Committee of our Board of Directors, pursuant to the 2004 Plan, approved the grant of long-term incentive performance awards (“Performance Awards”) to certain officers and employees.  The Performance Awards were granted based on a target awards value of $5,525 and were originally to be earned based on the Company’s cumulative performance against three pre-established financial performance targets over a performance period commencing October 1, 2008 and ending on May 31, 2011, as follows: (i) 50% of the awards opportunity earned based on cumulative net sales for the performance period; (ii) 35% of the award opportunity earned based on cumulative operating income for the performance period; and (iii) 15% of the award opportunity earned based on cumulative net cash flow for the performance period; provided, however, that no amount would be earned or payable if cumulative operating income for the performance period did not meet or exceed a pre-established threshold amount.  In the event that the cumulative operating income threshold was met, participants would earn from 17.5% of the target award value for the Company’s threshold performance against the cumulative operating income goal (and failure to meet the thresholds for the other two financial goals) and up to 150% of the target award value for maximum Company performance against all three financial goals.

The earned value of the Performance Awards was scheduled to vest on May 31, 2011 subject to continued service by the participant(s) through that date.  The vested portion of the earned value of the Performance Awards was to be paid in a combination of cash and shares of the Company’s Class A common stock.  Two-thirds of the earned value would be delivered to participants in cash (subject to any applicable plan limitations, less applicable taxes), and the remaining balance would be paid in shares, based on the closing price of the Company’s common stock on the day preceding the date of the Compensation Committee’s certification of the Company’s performance, or as otherwise provided in the award agreements.  No dividends were to be paid or accrued with respect to shares granted in payment of the Performance Awards until such shares were issued.

Recognition of compensation expense and accrual of the corresponding liability related to the Performance Awards was based on the periodic assessment of the probability that the performance criteria would be achieved.  However, the WHF-TPG transaction resulted in the accelerated vesting and payment of the Performance Awards at the target award value of $5,525.  As a result, during fiscal 2011, we issued 330,026 shares of Class A common stock valued at $2,508 and paid $3,017 in cash for settlement of the Performance

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Awards.  Concurrent with the settlement, we reacquired (and retired) 220,377 shares valued at $1,675 to satisfy employee minimum income tax withholding requirements.  For fiscal 2011 and 2010, respectively, we recognized $2,985 and $2,540 in compensation expense related to the Performance Awards of which $1,661 and $848 was stock-based compensation which was ultimately charged to paid-in capital upon payment of the Performance Awards during fiscal 2011.

On December 12, 2008, the Compensation Committee of our Board of Directors also granted 240,500 RSU’s (collectively, the “Units”) to certain employees not participating in the Performance Awards program.  Each Unit represented the right to receive one share of the Company’s Class A common stock upon vesting.  The aggregate value, before forfeitures, of the Units at the grant date was $1,332, which was being expensed over the vesting period.  The Units were scheduled to cliff vest on May 31, 2011, or as otherwise provided in the award agreements, assuming the holder was still employed by the Company.  The shares were required to be issued within 30 days following vesting.  Any dividends declared and payable between the grant date and the vesting date would be payable to the holder following the issuance of the shares.  The WHF-TPG transaction resulted in accelerated vesting, but not issuance, of the Units.  For fiscal 2011, 2010 and 2009, respectively, we recognized $456, $448 and $248 in compensation expense related to the Units.  During June 2011, we issued 202,500 shares of Class A common stock for the vested Units.

Aggregate stock-based compensation expense for stock options, RSU’s and restricted shares amounted to $3,268, $1,711 and $613, respectively, and the related tax benefit was approximately $1,296, $678 and $243, respectively, for fiscal 2011, 2010 and 2009.  At May 31, 2011, total unrecognized compensation cost related to non-vested share-based compensation awards was approximately $6,751, which is expected to be recognized over a weighted average period of 4.0 years.

13.	COMMITMENTS AND CONTINGENCIES

Leases – We lease warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through fiscal 2015.  At May 31, 2011, future minimum payments of $4,261 under these non-cancelable operating leases are due as follows: $2,318 (2012), $1,933 (2013), $8 (2014) and $2 (2015).  Rental expense was $2,356, $2,416 and $2,500, respectively, for fiscal 2011, 2010 and 2009.

Purchase Commitments – At May 31, 2011, we were committed to future purchases primarily for inventory related items, including raw materials, packaging and outsourced contract manufacturing, under open purchase orders for specified quantities with fixed price provisions aggregating $15,136.

Credit Facility – On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), an $80,000 revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility replaced our previous $25,000 credit facility which expired on June 30, 2009, and contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG's obligations under the Credit Facility are guaranteed by us and SNG's domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  At May 31, 2011, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80,000 was available for borrowing under the Credit Facility.

Cash interest payments amounted to $227, $194 and $111, respectively, for fiscal 2011, 2010 and 2009.

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

We are engaged in litigation concerning advertising statements on our Schiff Move Free Advanced products.  The case was filed on May 13, 2011 and is pending in the United States District Court for the Southern District of California.  In this action, the plaintiff has brought two California statutory claims (under the Consumer Legal Remedies Act and the Unfair Competition Law) and a common law breach of express warranty claim, each of which alleges false or misleading advertising by us.  The plaintiff seeks to certify a class, which would consist of all California residents who purchased Schiff Move Free Advanced within the class period.  The plaintiff seeks actual damages, punitive damages and injuctive relief on behalf of this purported class.  We dispute the allegations contained in the complaint and intend to vigorously defend the litigation.  At this time, we are unable to determine the amount of loss, if any, from this litigation.

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

On September 19, 2007, we entered into a license agreement with Mariz providing for non-exclusive rights to use the Schiff and Schiff Move Free trademarks in connection with the sale of joint care products to Costco Wholesale Corporation (“Costco”) in Japan.  The initial term of the license agreement was for three years following the launch of our product into Japan.  On March 10, 2011, we renewed and amended the license agreement for an additional three years commencing June 1, 2011.  We may renew the license agreement for a successive three-year term if certain minimum sales levels are achieved during the sixth year following the product launch.  The amended license agreement provides that we continue to pay royalties equal to 5% of joint care product sales to Costco in Japan with guaranteed minimum annual royalties ranging from $100 to $225 for each year the agreement is in effect.  Each party has certain termination rights, and depending on which party terminates and the reason for the termination, we may continue to owe the guaranteed minimum royalties for a period following termination of the license agreement.

Royalty expense, related to the Mariz licensing agreements, amounted to $491, $512 and $423, respectively, for fiscal 2011, 2010 and 2009.

Retirement Plan – We sponsor a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements.  We make discretionary contributions of 50% of the employee’s contributions up to the first seven percent of the employee’s compensation.  Contribution expense amounted to $483, $482 and $536, respectively, for fiscal 2011, 2010 and 2009.

14.	RELATED PARTY TRANSACTIONS

Significant related party transactions, not otherwise disclosed, are summarized below.

We provide contract manufacturing services to WGN.  For fiscal 2011, 2010 and 2009, respectively, net sales to WGN were $598, $1,037 and $1,280, with a gross profit of $47, $99 and $116.  In addition, for fiscal 2011, 2010 and 2009, respectively, we received $18, $249 and $418 (reflected as a reduction in operating expenses), for certain general and administrative, research and development, and logistics services provided to WGN.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

15.	QUARTERLY RESULTS (UNAUDITED)

Quarterly results (unaudited) for fiscal 2011 and 2010 are as follows:
	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2011:
Net sales	$51,419	$52,622	$57,735	$51,872
Gross profit	20,305	20,205	20,872	19,794
Income from operations	5,863	3,059	6,353	4,918
Income tax expense	2,127	1,192	2,187	1,742
Net income	3,689	1,836	4,045	3,072
Basic net income per share	0.13	0.06	0.14	0.11
Diluted net income per share	0.13	0.06	0.14	0.10

	Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
2010:
Net sales	$48,565	$53,754	$53,318	$49,250
Gross profit	19,162	24,235	22,181	19,472
Income from operations	7,026	9,470	8,484	3,830
Income tax expense	2,671	3,506	2,679	1,340
Net income	4,391	5,883	5,733	2,439
Basic net income per share	0.16	0.21	0.20	0.08
Diluted net income per share	0.15	0.20	0.20	0.08

16.	SUBSEQUENT EVENTS

On June 1, 2011, we purchased from Ganeden Biotech, Inc. (“Ganeden”) certain inventory, receivables and intellectual property and assumed certain liabilities relating to probiotic brands Sustenex and Digestive Advantage for approximately $40,000 in cash funded by borrowings under the Credit Facility.  The asset purchase agreement contains certain customary representations, warranties, indemnities and covenants by us and Ganeden, including a five-year non-compete and non-solicitation agreement by Ganeden.  During fiscal 2011, we recognized $1,216 in expenses related to the acquisition.

In connection with the acquisition, we entered into a License Agreement with Ganeden whereby Ganeden granted us a perpetual, exclusive, worldwide license under patents and associated know-how and other intellectual property rights to develop, manufacture and commercialize probiotics for use as dietary supplements for human consumption or human use over-the counter without a prescription or otherwise in the vitamins, minerals and supplements market (including foods or beverages marketed as supplements).  Pursuant to the terms of the License Agreement, we will pay Ganeden royalties based on a percentage of our net sales of the licensed products for a period of five years.

During July 2011, we granted stock options to purchase 891,000 shares of Class A common stock which vest in equal annual installments over a five-year period.

Click for Table of Contents

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION OF QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2011, 2010 AND 2009
(in thousands)

Description	Balance at Beginning of Year	Reductions Charged to Costs / Expenses	Additions Charged to Net Sales	Reductions due to Divestiture	Deductions / Write-offs	Balance at End of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2009	$321	$—	$132	$—	$(3)	$450
2010	$450	$—	$—	$—	$(274)	$176
2011	$176	$—	$—	$—	$(18)	$158

ALLOWANCE FOR SALES RETURNS AND DISCOUNTS:
2009	$1,212	$—	$9,353	$—	$(8,680)	$1,885
2010	$1,885	$—	$8,811	$—	$(8,903)	$1,793
2011	$1,793	$—	$7,988	$—	$(8,156)	$1,625

Click for Table of Contents