Form 10-Q
period 2011-08-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2011-10-06
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

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

Large Accelerated Filer ❑	Accelerated Filer ☒

Non-Accelerated Filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑  No ☒

As of October 3, 2011, the registrant had outstanding 21,613,767 shares of Class A common stock and 7,486,574 shares of Class B common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	August 31, 2011	May 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$49,243	$39,547
Available-for-sale securities	5,540	5,938
Receivables, net	27,479	27,339
Inventories	38,655	34,923
Prepaid expenses and other	1,864	1,740
Deferred taxes, net	3,433	3,072

Total current assets	126,214	112,559

Property and equipment, net	14,291	14,219

Other assets:
Goodwill	11,863	4,346
Intangible assets, net	28,577	—
Available-for-sale securities	1,181	1,204
Other assets	189	238

Total other assets	41,810	5,788

Total assets	$182,315	$132,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,985	$14,944
Accrued expenses	15,208	16,159
Line-of-credit	40,000	—
Dividends payable	1,568	1,835
Income taxes payable	1,328	—

Total current liabilities	78,089	32,938

Long-term liabilities:
Dividends payable	626	780
Deferred taxes, net	1,480	1,383
Other	921	1,005

Total long-term liabilities	3,027	3,168

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-21,285,345 and 21,094,348	213	211
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-7,486,574	75	75
Additional paid-in capital	88,388	88,342
Accumulated other comprehensive loss	(78)	(66)
Retained earnings	12,601	7,898

Total stockholders' equity	101,199	96,460

Total liabilities and stockholders' equity	$182,315	$132,566

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended August 31,
	2011	2010

Net sales	$58,238	$51,419

Cost of goods sold	32,083	31,114

Gross profit	26,155	20,305

Operating expenses:
Selling and marketing	11,871	9,284
General and administrative	4,968	4,204
Research and development	1,296	954
Amortization of intangibles	267	—

Total operating expenses	18,402	14,442

Income from operations	7,753	5,863

Other income (expense):
Interest income	18	58
Interest expense	(370)	(107)
Other, net	1	2

Total other expense, net	(351)	(47)

Income before income taxes	7,402	5,816
Income tax expense	2,699	2,127

Net income	$4,703	$3,689

Weighted average shares outstanding:
Basic	29,325,496	28,451,883
Diluted	29,456,948	29,114,353

Net income per share – Class A and B common stock and vested restricted stock units:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

Comprehensive income	$4,691	$3,685

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended August 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,703	$3,689
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(256)	(678)
Depreciation and amortization	1,219	808
Amortization of financing fees	49	49
Stock-based compensation	525	339
Excess tax benefit from equity instruments	(54)	(8)
Changes in operating assets and liabilities:
Receivables	2,551	(3,024)
Inventories	(1,267)	(7,309)
Prepaid expenses and other	(124)	26
Accounts payable	2,596	1,900
Other current liabilities	291	1,458
Other long-term liabilities	(84)	267

Net cash provided by (used in) operating activities	10,149	(2,483)

Cash flows from investing activities:
Purchase of business	(38,897)	—
Purchase of property and equipment	(1,059)	(1,033)
Purchase of available-for-sale securities	(1,205)	(4,125)
Proceeds from sale of available-for-sale securities	1,606	3,177

Net cash used in investing activities	(39,555)	(1,981)

Cash flows from financing activities:
Proceeds from stock options exercised	112	—
Purchase and retirement of common stock	(643)	—
Excess tax benefit from equity instruments	54	8
Dividends paid	(421)	(35)
Net change in line-of-credit	40,000	—

Net cash provided by (used in) financing activities	39,102	(27)

Increase (decrease) in cash and cash equivalents	9,696	(4,491)
Cash and cash equivalents, beginning of period	39,547	31,768

Cash and cash equivalents, end of period	$49,243	$27,277

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) of Schiff Nutrition International, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) do not include all disclosures provided in our annual consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2011 as filed with the Securities and Exchange Commission (“SEC”).  The May 31, 2011 condensed consolidated balance sheet, included herein, was derived from our audited financial statements, but all disclosures included in the audited financial statements required by generally accepted accounting principles are not provided in the accompanying footnotes.

In our opinion, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of our financial position and results of operations.  Results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that we may achieve for any other interim period or for the entire year.

In July 2011, the Compensation Committee of our Board of Directors approved, pursuant to the Company’s 2004 Incentive Award Plan, the grant of stock options to purchase 891,000 shares of Class A common stock with an aggregate grant date fair value of $4,698.  The options, granted to certain officers and employees as long-term incentive awards, vest in equal annual installments over a five-year period, subject to continued employment with the Company through each such vesting date.

In February 2011, our Board of Directors appointed a new Chief Executive Officer (“CEO”), replacing our retiring CEO, effective March 7, 2011.  As a result of this change, we recognized $1,883 in primarily transition related expenses during the fiscal 2011 third quarter.  The Company entered into an employment agreement with the new CEO, pursuant to which he was granted certain equity awards with a grant date value aggregating $6,045.  The equity awards consist of 163,637 shares of restricted stock with a grant date value of $1,381; a stock option to purchase 654,550 shares of Class A common stock at an exercise price of $8.44 per share with a grant date value of $2,740; and stock options to purchase 409,093 shares of Class A common stock at an exercise price of $8.44 per share with a grant date value of $1,924.  The restricted stock and stock option to purchase 654,550 shares vest in equal annual installments over a five-year period, in each case subject to continued employment with the Company through each such vesting date.  The stock options to purchase 409,093 shares will be eligible to vest in three stages based upon the Company’s achievement of stock price targets of $15.00, $20.00 and $25.00, in each case subject to continued employment with the Company through applicable service periods ranging from 2.4 to 4.4 years.  All stock options granted to the new CEO expire no later than ten years from the grant date.  With respect to the restricted stock, any dividends declared between the grant date and the vesting date will be payable to the new CEO when the shares vest.  The exercise price and number of shares of stock covered by the stock options and the stock price targets will be equitably adjusted, as necessary, for any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off, recapitalization, distribution of Company assets to stockholders (other than normal cash dividends), or any other corporate event affecting the stock or the share price of the stock.

As of September 30, 2010, we were a majority-owned subsidiary of Weider Health and Fitness (“WHF”).  In October 2010, a subsidiary of TPG Growth (“TPG”), the middle market buyout and growth platform of TPG, a global private investment firm, purchased 7.5 million shares of our Class B common stock from WHF, which automatically converted to Class A common stock on a one-to-one basis (the “WHF-TPG transaction”).  Concurrent with the sale, TPG and WHF entered into a stockholders agreement whereby two TPG representatives were appointed to serve as directors on our Board of Directors and WHF agreed to take certain corporate actions only with the prior written consent of TPG.  The WHF-TPG transaction triggered certain provisions under the Company’s management and board of director long-term incentive plans, including accelerated vesting of outstanding awards and, in certain cases, accelerated payment of such awards.

In September 2010, our Board of Directors approved a $0.70 per share special cash dividend, which was paid on October 26, 2010 to shareholders of record of Class A and Class B common stock at the close of business on September 23, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As of September 23, 2010, the record date, we had an aggregate of 29.8 million shares of common stock outstanding (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $20,884, presuming 100% vesting of shares underlying equity awards; $10,403 for holders of Class A common stock, including $1,384 for Class A common stock underlying equity awards, and $10,481 for the holder of Class B common stock.  In connection with the dividend paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options, we recognized non-cash compensation expense and a corresponding increase in additional paid-in capital of $703 during the fiscal 2011 second quarter.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

The special dividend noted above was funded from cash and cash equivalents, including an aggregate of $20,363 distributed as of August 31, 2011.  All of the restricted stock and restricted stock units outstanding as of the dividend record date were vested as of August 31, 2011.  However, with respect to the vested restricted stock units for which the issuance of shares underlying these restricted stock units has been deferred, the dividend will not be distributed until after the deferred shares are issued.

With respect to our condensed consolidated statements of cash flows, purchase of property and equipment included in accounts payable totaled $35 and $390, respectively, for the three months ended August 31, 2011 and 2010.  For the three months ended August 31, 2011 and 2010, respectively, interest payments totaled $33 and $58 and net income tax payments (refunds) totaled $3 and ($53).  Also during the fiscal 2012 first quarter, 5,148 shares of common stock valued at $49 were surrendered in exchange for options exercised.  No shares of common stock were surrendered in exchange for options exercised during the fiscal 2011 first quarter.

2.	ACQUISITION

On June 1, 2011, we entered into an Asset Purchase Agreement whereby we purchased from Ganeden Biotech, Inc. (“Ganeden”) certain inventory, receivables and intellectual property and assumed certain liabilities relating to probiotic brands Sustenex and Digestive Advantage that we have accounted for as an acquisition of a business.  In connection with the acquisition, we entered into a License Agreement with Ganeden whereby Ganeden granted us a perpetual, exclusive, worldwide license under patents and associated know-how and other intellectual property rights to develop, manufacture and commercialize probiotics for use as dietary supplements for human consumption or human use over-the counter without a prescription or otherwise in the vitamins, minerals and supplements market (including foods or beverages marketed as supplements).  This acquisition provides us worldwide exclusive rights to use a leading probiotic technology and provides access to the probiotic over-the-counter and dietary supplement market.  Pursuant to the terms of the License Agreement, we will pay Ganeden royalties ranging from 3.0% to 7.0% of net sales of the licensed products for a period of five years.

Net assets acquired, which were funded by borrowings under our revolving credit facility, amounted to $38,897 subject to finalization of certain adjustments in accordance with the Asset Purchase Agreement.  The total purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date, with amounts exceeding fair value recorded as goodwill.  Goodwill, all of which is deductible for tax purposes, totaled $7,517.  The goodwill recognized in the acquisition results primarily from diversification of our existing product lines, access to resources for the research and development of future technology in the probiotic market, and certain sales and corporate cost savings.

Determination and allocation of the purchase price is based upon preliminary estimates and assumptions.  These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the value of the consideration paid and the valuations of the net tangible and intangible assets acquired and liabilities assumed.  Any change could result in variances between our future financial results and the amounts recognized in the accompanying condensed consolidated financial statements as of and for the period ended August 31, 2011, including variances in fair values recorded, as well as expenses associated with these items.

The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date are as follows:

Assets acquired:
Receivables ($2,771 contractual gross receivables), net	$2,691
Inventories	2,465
Intangible assets	28,844
Goodwill	7,517
Total assets acquired	41,517
Liabilities assumed:
Accounts payable	2,480
Accrued expenses	140
Total liabilities assumed	2,620

Net assets acquired	$38,897

During the fiscal 2011 fourth quarter, we recognized $1,216 in acquisition related costs which were included in general and administrative expenses in our consolidated statement of income for the year ended May 31, 2011.  For our fiscal 2012 first quarter, acquisition related costs were not significant.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Net sales and net income, including pre-tax interest expense of $259, related to the acquisition included in our condensed consolidated statement of income for the three months ended August 31, 2011 are approximately $4,788 and $524, respectively.  For the three months ended August 31, 2010, pro forma consolidated net sales, net income and net income per diluted share, assuming the acquisition was completed June 1, 2010, are $56,207, $4,213 and $0.14, respectively.  The pro forma information may not be indicative of the results that would have been obtained had this acquisition actually occurred at June 1, 2010, nor should it be construed as a projection of future results.

3.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities measured at fair value using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3), consist of the following at:

	Level 1	Level 2	Level 3	Total
August 31, 2011:
Certificates of deposit	$—	$3,429	$—	$3,429
Corporate debt securities	1,325	—	—	1,325
Federal, state and municipal debt securities	1,506	—	461	1,967

	$2,831	$3,429	$461	6,721
Less long-term portion				1,181

Short-term portion				$5,540

May 31, 2011:
Certificates of deposit	$—	$3,353	$—	$3,353
Corporate debt securities	1,378	—	—	1,378
Federal, state and municipal debt securities	1,976	—	435	2,411

	$3,354	$3,353	$435	7,142
Less long-term portion				1,204

Short-term portion				$5,938

At August 31, 2011, available-for-sale securities include $6,721 in debt securities, including $461 in illiquid auction rate securities (“ARS”).  The ARS, consisting of fully insured, state agency issued securities, will remain illiquid until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature.  At August 31, 2011, available-for-sale securities include $670 in debt securities which are valued $130 below cost and included in long-term assets.

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended August 31,
	2011	2010

Beginning balance	$435	$455
Total gains (losses) (all unrealized and included in other comprehensive loss)	26	(15)

Ending balance	$461	$440

Contractual maturities of debt securities are as follows at August 31, 2011:

Less than one year	$5,540
One to five years	511
Over five years	670

Total	$6,721

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

At August 31, 2011, unrealized losses of $78, net of income tax benefits of $52, were included in accumulated other comprehensive loss in the accompanying interim financial statements.  The amount of unrealized gains or losses for the three months ended August 31, 2011 and 2010 was not significant.

In determining the fair value of our available-for-sale securities at August 31, 2011, we have taken into consideration quoted market prices and/or other considerations, including fair value determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.

Our other financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and outstanding amounts on our line-of-credit when valued using market interest rates, would not be materially different from the amounts presented in these interim financial statements.

4.	RECEIVABLES, NET

Receivables, net, consist of the following:
	August 31, 2011	May 31, 2011

Trade accounts	$29,205	$27,562
Refundable income taxes	—	1,523
Other	755	37

	29,960	29,122
Less allowances for doubtful accounts, sales returns and discounts	(2,481)	(1,783)

Total	$27,479	$27,339

5.	INVENTORIES

Inventories consist of the following:
	August 31, 2011	May 31, 2011

Raw materials	$18,773	$18,282
Work in process	1,340	1,781
Finished goods	18,542	14,860

Total	$38,655	$34,923

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	August 31, 2011			May 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Goodwill	$11,863	$—	$11,863	$4,346	$—	$4,346

Intangible assets:
Technology license agreement	$15,403	$—	$15,403	$—	$—	$—
Customer relationships	10,790	(135)	10,655	—	—	—
Supply agreement	2,260	(113)	2,147	—	—	—
Non-compete agreements	391	(19)	372	—	—	—
Patents and trademark	700	(700)	—	700	(700)	—

	$29,544	$(967)	$28,577	$700	$(700)	$—

The technology license agreement, which grants perpetual patent, trademark, know-how and copyright licenses, has an indefinite life and is not amortized.  The customer relationships are being amortized over a useful life of 20 years and the supply agreement and non-compete agreements are being amortized over a useful life of 5 years.  Estimated amortization expense, assuming no changes in our intangible assets, is $1,070 for each of the next five fiscal years and $7,824 thereafter.

Goodwill and intangible assets (and useful lives) resulting from the acquisition of the probiotics business are pending final determination and allocation of the purchase price.  See Note 2 of Notes to Condensed Consolidated Financial Statements for discussion of a recent acquisition.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	August 31, 2011	May 31, 2011

Accrued personnel related costs	$3,526	$4,884
Accrued promotional costs	10,080	10,153
Other	1,602	1,122

Total	$15,208	$16,159

8.	CAPITAL STRUCTURE

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

9.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations:
	Three Months Ended August 31,
	2011	2010
Income available to Class A and B common shareholders and vested restricted stock units (numerator):
Net income	$4,703	$3,689
Adjustments	—	—

Income on which basic and diluted earnings per share are calculated	$4,703	$3,689

Weighted-average number of common shares outstanding (denominator):
Basic	29,325,496	28,451,883
Add-incremental shares from restricted stock	39,871	40,410
Add-incremental shares from restricted stock units	1,899	167,785
Add-incremental shares from stock options	89,682	454,275

Diluted	29,456,948	29,114,353

Options to purchase 891,000 shares of Class A common stock at exercise prices ranging from $11.05 to $11.31 per share were outstanding during the fiscal 2012 first quarter but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

The net income per share amounts are the same for Class A and Class B common stock and vested restricted stock units not yet issued because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

10.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS

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

At August 31, 2011, we held $6,721 in available-for-sale securities consisting of $3,429 in certificates of deposit and $3,292 in other debt securities, including $670 in debt securities valued $130 below cost. In determining the fair value of our available-for-sale securities at August 31, 2011, we have taken into consideration quoted market prices and/or other considerations, including fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Although we believe the debt securities valued below cost will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant.  At August 31, 2011 and May 31, 2011, respectively, amounts due from Customer A represented approximately 31% and 34%, and amounts due from Customer B represented approximately 29% and 45%, of total trade accounts receivable.  For the first quarters of fiscal 2012 and 2011, respectively, Customer A accounted for approximately 30% and 37% and Customer B accounted for approximately 35% and 34% of total net sales.  Of total net sales, our branded joint care products, which include Schiff Move Free®, accounted for approximately 45% and 47%, respectively, for the fiscal 2012 and 2011 first quarters.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

11.	COMMITMENTS AND CONTINGENCIES

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

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. ("SNG"), an $80,000 revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At August 31, 2011, there was $40,000 outstanding with an interest rate of approximately 2.75% and, subject to limitations based on certain financial covenant requirements, $40,000 was available for borrowing under the Credit Facility.

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”), issued guidance modifying the requirements related to goodwill impairment testing.  This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and therefore determine whether the two step goodwill impairment testing is required as prescribed by existing guidance.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material effect on our results of operations and financial condition.

In June 2011, the FASB issued guidance modifying the presentation of comprehensive income and its components in the financial statements.  The guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements; eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We expect to conform our financial statements to the new presentation guidance no later than the fiscal quarter ending August 31, 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and other reports filed with the SEC. Sections of this Form 10-Q including, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, current expectations, estimates and projections.  Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements.  These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially.  Important factors that may cause results to materially differ from these forward-looking statements include, but are not limited to, the factors indicated from time to time in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended May 31, 2011, copies of which are available upon request from our investor relations group or which may be obtained at the SEC’s website (www.sec.gov).  Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

General

Schiff Nutrition International, Inc. develops, manufactures, markets and distributes branded and private label vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  We offer a broad range of capsules, tablets and nutrition bars.  Our portfolio of recognized brands, including Schiff Move Free®, Schiff® Vitamins, Schiff MegaRed®, Schiff Mega-D3®, Tiger’s Milk®, Schiff Sustenex®, and Schiff Digestive Advantage®, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

During fiscal 2011 and the fiscal 2012 first quarter, we provided selling and marketing support intended to help defend our overall Schiff Move Free business against competition, including private label, and to increase our market share in the joint care product category; support the growth and distribution of Schiff MegaRed and our newly acquired probiotic brands Schiff Sustenex and Schiff Digestive Advantage; and support the launch and expansion of new products such as Schiff Mega-D3 and our recently introduced product line extensions Move Free Ultra and MegaRed Extra Strength.  Also, during fiscal 2011 and the fiscal 2012 first quarter, we continued to increase distribution of our Schiff branded products, including our joint care products, in international markets.  As part of an effort to strengthen our brands and promote consumer loyalty, we plan to reduce fiscal 2012 trade spending, such as “buy one, get one free” bonus bottle promotions and other price discounts in favor of increased consumer advertising.  In fiscal 2012, we expect to substantially increase our advertising spending in support of our branded products.  Total selling and marketing expense, including advertising costs, was $11.9 million for the fiscal 2012 first quarter, compared to $9.3 million for the fiscal 2011 first quarter.  We believe our overall level of trade spending, as a percentage of gross sales, will decrease in fiscal 2012, as compared to fiscal 2011.

In regards to our private label business, a very active and price competitive bidding process for the manufacture of related nutritional supplements distributed in mass market retail accounts commenced during the second half of fiscal 2010, and is continuing.  As a result, private label sales decreased for the three months ended August 31, 2011, compared to the three months ended August 31, 2010.  We expect fiscal 2012 private label net sales, as compared to fiscal 2011, to significantly decrease.

Our gross profit and operating margins for the fiscal 2012 first quarter, as compared to the fiscal 2011 first quarter, were positively impacted by a higher mix of branded sales volume driven by the recent probiotics acquisition and launch of new products together with a reduction in private label sales.  Although private label sales for fiscal 2012, compared to fiscal 2011, are expected to decrease, we expect private label sales in subsequent quarters of fiscal 2012 to represent a greater percent of total sales than we experienced in the first quarter.

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

Results of Operations (unaudited)
Three Months Ended August 31, 2011 Compared to Three Months
Ended August 31, 2010

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended August 31, (dollars in thousands):

	2011		2010

Net sales	$58,238	100.0%	$51,419	100.0%
Cost of goods sold	32,083	55.1	31,114	60.5

Gross profit	26,155	44.9	20,305	39.5
Operating expenses:
Selling and marketing	11,871	20.4	9,284	18.0
General and administrative	4,968	8.5	4,204	8.2
Research and development	1,296	2.2	954	1.9
Amortization of intangibles	267	0.5	—	—

Total operating expenses	18,402	31.6	14,442	28.1

Income from operations	7,753	13.3	5,863	11.4
Other expense, net	(351)	(0.6)	(47)	(0.1)
Income tax expense	(2,699)	(4.6)	(2,127)	(4.1)

Net income	$4,703	8.1%	$3,689	7.2%

Net Sales.  Net sales increased 13.3% to $58.2 million for the fiscal 2012 first quarter, from $51.4 million for the fiscal 2011 first quarter, due to an increase in branded net sales, partially offset by a decrease in private label sales.

Aggregate branded net sales increased 25.1% to $50.1 million for the fiscal 2012 first quarter, from $40.1 million for the fiscal 2011 first quarter, primarily due to an increase in sales volume of $12.0 million, or 21.0%, partially offset by a $2.0 million increase in promotional incentives classified as sales price reductions.  Classification of promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was attributable to increases in all key brands and $5.2 million from our probiotics brands acquired June 1, 2011.  Fiscal 2012 first quarter shipments into certain retail accounts of two new products, Move Free Ultra and MegaRed Extra Strength, also contributed to the sales volume increase.  Our overall joint care category net sales increased 7.9% to $26.2 million for the fiscal 2012 first quarter, from $24.3 million for the fiscal 2011 first quarter, and included initial shipments of Move Free Ultra.

Private label sales decreased 28.5% to $8.1 million for the fiscal 2012 first quarter, from $11.3 million for the fiscal 2011 first quarter.  The decrease primarily resulted from loss of business due to a continuing volatile and price competitive bidding environment for the manufacture of private label nutritional supplements distributed in mass market retail accounts.

Gross Profit.  Gross profit increased 28.8% to $26.2 million for the fiscal 2012 first quarter, from $20.3 million for the fiscal 2011 first quarter.  Gross profit, as a percentage of net sales, increased to 44.9% for the fiscal 2012 first quarter, from 39.5% for the fiscal 2011 first quarter, primarily resulting from a much higher mix of branded sales driven by the probiotics acquisition and launch of new products together with a reduction in private label sales.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities that may include these expenses as a component of cost of goods sold.

Operating Expenses.  Operating expenses increased 27.4% to $18.4 million for the fiscal 2012 first quarter, from $14.4 million for the fiscal 2011 first quarter.  Operating expenses, as a percentage of net sales, were 31.6% and 28.1%, respectively, for the fiscal 2012 and 2011 first quarters.  The increase in operating expenses reflects increases in selling and marketing, general and administrative, research and development and amortization of intangibles.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $11.9 million for the fiscal 2012 first quarter, from $9.3 million for the fiscal 2011 first quarter, primarily due to an increase in advertising expenses.

General and administrative expenses increased to $5.0 million for the fiscal 2012 first quarter, from $4.2 million for the fiscal 2011 first quarter, primarily due to an increase in legal fees.

Research and development costs increased to $1.3 million for the fiscal 2012 first quarter, from $1.0 million for the fiscal 2011 first quarter, primarily resulting from an increase in product testing and personnel related expenses.

Amortization of intangibles increased $0.3 million for the fiscal 2012 first quarter, compared to the fiscal 2011 first quarter, due to the June 1, 2011 purchase of the probiotics business.

Other Expense, net.  The $0.3 million increase in other expense, net, primarily resulted from an increase in interest expense.  Interest expense increased due to borrowing $40.0 million for the June 1, 2011 purchase of the probiotics business together with certain related expenses.

Income Tax Expense.  Income tax expense was $2.7 million for the fiscal 2012 first quarter, compared to $2.1 million for the fiscal 2011 first quarter.  The increase primarily resulted from an increase in pre-tax income.  The effective tax rate remained relatively constant at 36.5% and 36.6%, respectively, for the first quarter of fiscal 2012 and 2011.

Liquidity and Capital Resources

Working capital decreased $31.5 million to $48.1 million at August 31, 2011, from $79.6 million at May 31, 2011, primarily due to $40.0 million in current line-of-credit borrowings, partially offset by a $9.3 million increase in cash and cash equivalents and available-for-sale securities due to the positive cash flows from operations.  The line-of-credit increase resulted from the June 1, 2011 acquisition of a probiotics business.  In addition, the increase in inventories, together with the increase in accounts payable, primarily resulted from the acquisition together with an increase in MegaRed inventories in support of increasing sales volume and promotional timing considerations.  An increase in trade and other receivables resulting from the recent acquisition was substantially offset by a decrease in income taxes receivable.

At August 31, 2011, we held $6.7 million in available-for-sale securities, consisting of $3.4 million in certificates of deposit and $3.3 million in other debt securities; including $0.5 million in illiquid ARS which are fully insured, state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer, we believe we will be able to successfully liquidate these investments.  We believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

On August 18, 2009, we entered into, through SNG, an $80.0 million revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred $0.5 million in debt issue costs related to the Credit Facility, which are being amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At August 31, 2011, there was $40.0 million outstanding with an interest rate of approximately 2.75% and, subject to limitations based on certain financial covenant requirements, $40.0 million was available for borrowing under the Credit Facility.

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

A summary of our outstanding contractual obligations at August 31, 2011 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Line-of-credit, including interest	$40,263	$40,263	$—	$—	$—
Operating leases	4,154	2,555	1,599	—	—
Purchase obligations(2)	16,286	16,286	—	—	—

Total obligations	$60,703	$59,104	$1,599	$—	$—

(1)	Unrecognized income tax benefits totaling approximately $566 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Purchase obligations consist primarily of open purchase orders for goods and services, primarily including raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our interim financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, sales returns and discounts, uncertainties related to certain tax benefits, valuation of deferred tax assets, valuation of shares-based payments or cash awards and recoverability of long-lived assets.  Note 1 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2011, filed with the SEC, describes the accounting policies governing each of these matters.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our interim financial statements:

•
We provide for valuation adjustments for changes in the fair values of our available-for-sale securities.  Fair values are based upon quoted market prices and/or other considerations, including fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Changes in valuation adjustments for declines in the fair values of our available-for-sales securities did not impact net income for the fiscal 2012 and 2011 first quarters.  At both August 31, 2011 and May 31, 2011, unrealized losses resulting from fair market adjustments to our available-for-sale securities totaled $0.1 million.

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the fiscal 2012 and 2011 first quarters, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of $0.2 million and $0.1 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  For the fiscal 2012 and 2011 first quarters, changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of $0.5 million and $0.1 million, respectively.  At August 31, 2011 and May 31, 2011, our allowances for doubtful accounts, sales returns and discounts amounted to $2.5 million and $1.8 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the fiscal 2012 and 2011 first quarters.  At both August 31, 2011 and May 31, 2011, unrecognized tax benefits totaled approximately $0.5 million.

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At both August 31, 2011 and May 31, 2011, deferred tax asset valuation allowances were zero and changes in these valuation allowances did not impact net income for the fiscal 2012 and 2011 first quarters.

•
We recognize compensation expense for certain performance based equity instrument (share-based payments) or cash awards over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the fiscal 2012 first quarter, we did not recognize any compensation expense related to these awards.  For the fiscal 2011 first quarter, we recognized compensation expense related to existing awards of $0.4 million.  At August 31, 2011, there was no unrecognized compensation expense.

•
We have certain intangible assets, which are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  We also have goodwill and certain indefinite lived intangible assets, which are tested at least annually for impairment.  The determination of whether or not these assets are impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded intangible assets or goodwill balances.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had $40.0 million outstanding at August 31, 2011.  Interest income earned on our short-term investments and interest expense recognized on our outstanding debt are impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2011 at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 11 to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2012 first quarter:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

June 1 – June 30	58,149	$9.69	—	—

July 1 – July 31	7,197	11.12	—	—

August 1 – August 31	—	—	—	—

Total	65,346	$9.84	—	—

(1)	Repurchase of these shares was to satisfy employee minimum tax withholding obligations due upon issuance of shares underlying restricted stock unit awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1.	Supply Agreement dated July 5, 2011 by and between Schiff Nutrition Group, and Aker BioMarine Antarctic U.S. Inc.*(1)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.	Interactive Data File (2)

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.
1.	Filed herewith.
2.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: October 6, 2011	By:	/s/ Tarang P. Amin
Tarang Amin
President, Chief Executive Officer and Director

Date: October 6, 2011	By:	/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer