Form 10-Q
period 2011-11-30
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2012-01-09
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011

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

As of January 4, 2012, the registrant had outstanding 21,656,862 shares of Class A common stock and 7,486,574 shares of Class B common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	November 30, 2011	May 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,762	$39,547
Available-for-sale securities	8,566	5,938
Receivables, net	25,949	27,339
Inventories	43,421	34,923
Prepaid expenses and other	2,598	1,740
Deferred taxes, net	2,740	3,072

Total current assets	99,036	112,559

Property and equipment, net	13,952	14,219

Other assets:
Goodwill	12,653	4,346
Intangible assets, net	29,952	—
Available-for-sale securities	645	1,204
Other assets	145	238

Total other assets	43,395	5,788

Total assets	$156,383	$132,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,709	$14,944
Accrued expenses	14,583	16,159
Line-of-credit	10,000	—
Dividends payable	231	1,835

Total current liabilities	46,523	32,938

Long-term liabilities:
Dividends payable	626	780
Deferred taxes, net	1,803	1,383
Other	2,944	1,005

Total long-term liabilities	5,373	3,168

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-21,656,862 and 21,094,348	216	211
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-7,486,574	75	75
Additional paid-in capital	89,252	88,342
Accumulated other comprehensive loss	(93)	(66)
Retained earnings	15,037	7,898

Total stockholders' equity	104,487	96,460

Total liabilities and stockholders' equity	$156,383	$132,566

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended November 30,
	2011	2010

Net sales	$61,030	$52,622

Cost of goods sold	34,203	32,417

Gross profit	26,827	20,205

Operating expenses:
Selling and marketing	15,524	9,050
General and administrative	5,465	7,113
Research and development	1,268	983
Amortization of intangibles	309	—

Total operating expenses	22,566	17,146

Income from operations	4,261	3,059

Other income (expense):
Interest income	17	71
Interest expense	(280)	(108)
Other, net	32	6

Total other expense, net	(231)	(31)

Income before income taxes	4,030	3,028
Income tax expense	1,594	1,192

Net income	$2,436	$1,836

Weighted average shares outstanding:
Basic	29,264,549	28,844,115
Diluted	29,388,604	29,032,304

Net income per share – Class A and B common stock and vested restricted stock units:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

Comprehensive income	$2,421	$1,861

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Six Months Ended November 30,
	2011	2010

Net sales	$119,268	$104,041

Cost of goods sold	66,399	63,531

Gross profit	52,869	40,510

Operating expenses:
Selling and marketing	27,255	18,335
General and administrative	10,433	11,317
Research and development	2,564	1,937
Amortization of intangibles	603	—

Total operating expenses	40,855	31,589

Income from operations	12,014	8,921

Other income (expense):
Interest income	35	129
Interest expense	(650)	(215)
Other, net	33	8

Total other expense, net	(582)	(78)

Income before income taxes	11,432	8,843
Income tax expense	4,293	3,318

Net income	$7,139	$5,525

Weighted average shares outstanding:
Basic	29,295,023	28,647,999
Diluted	29,422,776	29,073,329

Net income per share – Class A and B common stock and vested restricted stock units:
Basic	$0.24	$0.19
Diluted	$0.24	$0.19

Comprehensive income	$7,112	$5,546

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,139	$5,525
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	770	713
Depreciation and amortization	2,715	1,625
Amortization of financing fees	99	98
Stock-based compensation	1,314	3,575
Excess tax benefit from equity instruments	(1,195)	(1,254)
Other	(31)	(5)
Changes in operating assets and liabilities:
Receivables	5,111	(4,120)
Inventories	(6,156)	(6,489)
Prepaid expenses and other	(853)	(480)
Deposits and other assets	(6)	—
Accounts payable	5,023	1,783
Other current liabilities	(2,754)	(428)
Other long-term liabilities	(217)	(1,650)

Net cash provided by (used in) operating activities	10,959	(1,107)

Cash flows from investing activities:
Purchase of business	(38,822)	—
Purchase of property and equipment	(1,651)	(2,486)
Purchase of available-for-sale securities	(5,780)	(4,480)
Proceeds from sale of available-for-sale securities	3,666	14,756

Net cash provided by (used in) investing activities	(42,587)	7,790

Cash flows from financing activities:
Proceeds from stock options exercised	198	—
Purchase and retirement of common stock	(1,792)	(2,647)
Excess tax benefit from equity instruments	1,195	1,254
Dividends paid	(1,758)	(20,198)
Net borrowings under line-of-credit agreement	10,000	—

Net cash provided by (used in) financing activities	7,843	(21,591)

Decrease in cash and cash equivalents	(23,785)	(14,908)
Cash and cash equivalents, beginning of period	39,547	31,768

Cash and cash equivalents, end of period	$15,762	$16,860

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

As of September 30, 2010, we were a majority-owned subsidiary of Weider Health and Fitness (“WHF”).  In October 2010, a subsidiary of TPG Growth (“TPG”), the middle market buyout and growth platform of TPG, a global private investment firm, purchased 7.5 million shares of our Class B common stock from WHF, which automatically converted to Class A common stock on a one-to-one basis (the “WHF-TPG transaction”).  Concurrent with the sale, TPG and WHF entered into a stockholders agreement whereby two TPG representatives were appointed to serve as directors on our Board of Directors and WHF agreed to take certain corporate actions only with the prior written consent of TPG.  The WHF-TPG transaction triggered certain provisions under the Company’s management and board of director long-term incentive plans, including accelerated vesting of outstanding awards and, in certain cases, accelerated payment of such awards.  As a result, we recognized approximately $2,913 in incremental long-term incentive plan expenses during our fiscal 2011 second quarter, compared to our fiscal 2012 second quarter.

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

The special dividend noted above was funded from cash and cash equivalents, including an aggregate of $20,656 distributed as of November 30, 2011.  All of the restricted stock and restricted stock units outstanding as of the dividend record date were vested as of November 30, 2011.  However, with respect to the vested restricted stock units for which the issuance of shares underlying these restricted stock units has been deferred, the dividend will not be distributed until after the deferred shares are issued.

With respect to our condensed consolidated statements of cash flows, changes in amounts included in accounts payable for purchase of property and equipment totaled $(63) and $68, respectively, for the six months ended November 30, 2011 and 2010.  For the six months ended November 30, 2011 and 2010, respectively, interest payments totaled $509 and $117, income tax payments totaled $3,052 and $1,915 and shares of common stock (12,163 and 130,379) surrendered in exchange for options exercised totaled $123 and $1,002.

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

The total consideration transferred was $41,699; consisting of $38,822 in cash funded by borrowings under our credit facility, and $2,877 in contingent consideration representing the acquisition date fair value of the estimated royalties to be paid to Ganeden.  Total estimated royalties to be paid to Ganeden range from $3,000 to $5,000 on an undiscounted basis.

The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date are as follows:

Assets acquired:
Receivables ($2,842 contractual gross receivables), net	$2,526
Inventories	2,342
Prepaid expenses	5
Intangible assets	30,781
Goodwill	8,307
Total assets acquired	43,961
Liabilities assumed:
Accounts payable	1,805
Accrued expenses	457
Total liabilities assumed	2,262

Net assets acquired	$41,699

The total purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date, with amounts exceeding fair value recorded as goodwill.  Goodwill, all of which is deductible for tax purposes, totaled $8,307.  The goodwill recognized in the acquisition is primarily attributable to diversification of our existing product lines, access to resources for the research and development of future technology in the probiotic market, certain selling and corporate cost savings.

During the fiscal 2012 second quarter, certain adjustments and reclassifications were made to previously reported provisional amounts.  The total consideration transferred increased to $41,699 from $38,897, primarily due to obtaining fair value information related to the contingent consideration and the recognition of that contingent consideration as part of the purchase price.  This increase in consideration transferred is primarily reflected in acquired intangible assets and goodwill.  Also during the fiscal 2012 second quarter, certain reclassifications were made to the components of net working capital acquired.  The accompanying interim financial statements reflect these changes.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

Determination and allocation of the purchase price is based upon preliminary estimates and assumptions and pending the final valuation report.  These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the value of the consideration paid and the valuations of the net tangible and intangible assets acquired and liabilities assumed.  Any change could result in variances between our future financial results and the amounts recognized in the accompanying condensed consolidated financial statements as of and for the period ended November 30, 2011, including variances in fair values recorded, as well as expenses associated with these items.

During the fiscal 2011 fourth quarter, we recognized $1,216 in acquisition related costs which were included in general and administrative expenses in our consolidated statement of income for the year ended May 31, 2011.  For the six months ended November 30, 2011, we recognized $55 in acquisition related costs which are included in general and administrative expenses in the accompanying interim financial statements.

Net sales and net income related to the acquisition included in our condensed consolidated statements of income for the three and six months ended November 30, 2011 are approximately $4,854 and $490, and $9,642 and $1,010, respectively.  For the three and six months ended November 30, 2010, pro forma unaudited consolidated net sales, net income and net income per diluted share, assuming the acquisition was completed June 1, 2010, are $57,476, $2,326 and $0.08, and $113,683, $6,535 and $0.22, respectively.  The pro forma information may not be indicative of the results that would have been obtained had this acquisition actually occurred at June 1, 2010, nor should it be construed as a projection of future results.

3.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities measured at fair value using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3), consist of the following at:

	Level 1	Level 2	Level 3	Total
November 30, 2011:
Certificates of deposit	$—	$4,445	$—	$4,445
Corporate debt securities	2,316	—	—	2,316
Federal, state and municipal debt securities	2,009	—	441	2,450

	$4,325	$4,445	$441	9,211
Less long-term portion				645

Short-term portion				$8,566

May 31, 2011:
Certificates of deposit	$—	$3,353	$—	$3,353
Corporate debt securities	1,378	—	—	1,378
Federal, state and municipal debt securities	1,976	—	435	2,411

	$3,354	$3,353	$435	7,142
Less long-term portion				1,204

Short-term portion				$5,938

At November 30, 2011, available-for-sale securities consist of $9,211 in debt securities, including $441 in illiquid auction rate securities (“ARS”).  The ARS, consisting of fully insured, state agency issued securities, will remain illiquid until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature.  At November 30, 2011, available-for-sale securities include $645 in debt securities which are valued $155 below cost and included in long-term assets.

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended November 30,
	2011	2010

Beginning balance	$435	$455
Total gains (all unrealized and included in other comprehensive loss)	6	27

Ending balance	$441	$482

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

Contractual maturities of debt securities are as follows at November 30, 2011:

Less than one year	$8,566
One to five years	—
Over five years	645

Total	$9,211

At November 30, 2011, unrealized losses of $93, net of income tax benefits of $62, were included in accumulated other comprehensive loss in the accompanying interim financial statements.  The amount of unrealized gains or losses for the three and six months ended November 30, 2011 and 2010 was not significant.

In determining the fair value of our available-for-sale securities at November 30, 2011, we have taken into consideration quoted market prices and/or other considerations, including fair value determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.

Our other financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and amounts outstanding on our line-of-credit when valued using market interest rates, would not be materially different from the amounts presented in these interim financial statements.

4.	RECEIVABLES, NET

Receivables, net, consist of the following:

	November 30, 2011	May 31, 2011

Trade accounts	$26,476	$27,562
Refundable income taxes	2,292	1,523
Other	46	37

	28,814	29,122
Less allowances for doubtful accounts, sales returns and discounts	(2,865)	(1,783)

Total	$25,949	$27,339

5.	INVENTORIES

Inventories consist of the following:

	November 30, 2011	May 31, 2011

Raw materials	$20,894	$18,282
Work in process	1,719	1,781
Finished goods	20,808	14,860

Total	$43,421	$34,923

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	November 30, 2011			May 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Goodwill	$12,653	$—	$12,653	$4,346	$—	$4,346

Intangible assets:
Technology license agreement	$15,044	$(399)	$14,645	$—	$—	$—
Customer relationships	13,080	(165)	12,915	—	—	—
Supply agreement	2,264	(226)	2,038	—	—	—
Non-compete agreements	393	(39)	354	—	—	—
Patents and trademark	700	(700)	—	700	(700)	—

	$31,481	$(1,529)	$29,952	$700	$(700)	$—

The technology license agreement, which grants perpetual patent, trademark, know-how and copyright licenses, is amortized over an estimated useful life of 11 years and the customer relationships are amortized over an estimated useful life of 20 years, both recognizing amortization expense based on an accelerated method that reflects expected cash flow.  The supply agreement and non-compete agreements are amortized using the straight-line method over estimated useful lives of 5 years.

Amortization expense related to the supply agreement is included in cost of goods sold.  Amortization expense related to the other intangible assets is reflected as an operating expense and included in amortization of intangibles.

Goodwill and intangible assets (and useful lives) resulting from the acquisition of the probiotics business are pending final determination and allocation of the purchase price.  See Note 2 of Notes to Condensed Consolidated Financial Statements for discussion of the acquisition.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30, 2011	May 31, 2011

Accrued personnel related costs	$3,602	$4,884
Accrued promotional costs	9,464	10,153
Other	1,517	1,122

Total	$14,583	$16,159

8.	CAPITAL STRUCTURE

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

9.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Income available to Class A and B common shareholders and vested restricted stock units (numerator):
Net income	$2,436	$1,836	$7,139	$5,525
Adjustments	—	—	—	—

Income on which basic and diluted earnings per share are calculated	$2,436	$1,836	$7,139	$5,525

Weighted-average number of common shares outstanding (denominator):
Basic	29,264,549	28,844,115	29,295,023	28,647,999
Add-incremental shares from restricted stock	47,444	313	43,657	20,362
Add-incremental shares from restricted stock units	607	52	1,253	83,919
Add-incremental shares from stock options	76,004	187,824	82,843	321,049

Diluted	29,388,604	29,032,304	29,422,776	29,073,329

Options to purchase 4,000 shares of Class A common stock at exercise prices ranging from $11.52 to $11.66 per share were outstanding during the first six months of fiscal 2012 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

Generally, our cash and cash equivalents, which may include money market accounts, certificates of deposit and United States Treasury Bills with maturities of three months or less, and high quality commercial paper, exceed Federal Deposit Insurance Corporation limits on insurable amounts; thus exposing us to certain credit risk.  We mitigate our risk by investing in or through major financial institutions.  We have not experienced any realized losses on our cash equivalents and available-for-sale securities.

At November 30, 2011, we held $9,211 in available-for-sale securities consisting of $4,445 in certificates of deposit and $4,766 in other debt securities, including $645 in debt securities valued $155 below cost. In determining the fair value of our available-for-sale securities at November 30, 2011, we have taken into consideration quoted market prices and/or other considerations, including fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Although we believe the debt securities valued below cost will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

The combined net sales to our two largest customers are significant.  At November 30, 2011 and May 31, 2011, respectively, amounts due from Customer A represented approximately 27% and 34%, and amounts due from Customer B represented approximately 36% and 45%, of total trade accounts receivable.  For the first six months of fiscal 2012 and 2011, respectively, Customer A accounted for approximately 30% and 38% and Customer B accounted for approximately 37% and 35% of total net sales.  Of total net sales, our branded joint care products, which include Schiff Move Free®, accounted for approximately 41% and 45%, respectively, for the first six months of fiscal 2012 and 2011.

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

We are engaged in litigation concerning advertising statements relating to our Schiff Move Free Advanced products.  The first case was filed in May 2011 and is pending in the United States District Court for the Southern District of California.  In this action, the plaintiff has brought two California statutory claims (under the Consumer Legal Remedies Act and the Unfair Competition Law) and a common law breach of express warranty claim, each of which alleges false or misleading advertising by us.  The plaintiff seeks to certify a class, which would consist of all California residents who purchased Schiff Move Free Advanced within the class period.  The plaintiff seeks actual damages, punitive damages and injunctive relief on behalf of this purported class.  A second case was filed in December 2011 and is pending in the United States District Court for the Northern District of Illinois, Eastern Division.  In this action, the plaintiff alleges violations of the Illinois Consumer Fraud Act and similar state consumer fraud statutes relating to our advertising for Schiff Move Free Advanced, as well as personal injury and negligence claims.  The plaintiff seeks to certify a class consisting of purchasers of Schiff Move Free Advanced within the applicable statute of limitations period or, alternatively, all Illinois residents who purchased these products within the applicable limitations period.  The plaintiff seeks actual damages, medical monitoring and attorneys’ fees.  We dispute the allegations contained in these actions and intend to vigorously defend ourselves in the litigation.  At this time, however, we are unable to determine the amount of loss, if any, from these matters.

We establish liabilities when a particular contingency is probable and estimable.  As of November 30, 2011, it is possible that exposure to loss exists in excess of amounts accrued, if any.

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. ("SNG"), an $80,000 revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At November 30, 2011, there was $10,000 outstanding with an interest rate of approximately 3.02% and, subject to limitations based on certain financial covenant requirements, $70,000 was available for borrowing under the Credit Facility.

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

General

Schiff Nutrition International, Inc. is a leading nutritional supplement company offering vitamins, nutritional supplements and nutrition bars in the United States and throughout the world.  Our portfolio of well-known brands includes Schiff Move Free®, Schiff® Vitamins, Schiff MegaRed®, Schiff Mega-D3®, Tiger’s Milk®, Schiff Sustenex®, and Schiff Digestive Advantage® and is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

During fiscal 2011 and the first six months of fiscal 2012, we provided selling and marketing support intended to help defend our overall Schiff Move Free business against competition, including private label, and to increase our market share in the joint care product category; support the growth and distribution of Schiff MegaRed and our newly acquired probiotic brands Schiff Sustenex and Schiff Digestive Advantage; and support the launch and expansion of new products such as Schiff Mega-D3 and our recently introduced product line extensions Schiff Move Free Ultra and Schiff MegaRed Extra Strength.  Also, during fiscal 2011 and the first six months of fiscal 2012, we continued to increase distribution of our Schiff branded products, including our joint care products, in international markets.  As part of an effort to strengthen our brands and promote consumer loyalty, we expect to substantially increase our advertising spending in support of our branded products in fiscal 2012.  As a result, total selling and marketing expenses, including advertising costs, were $15.5 million for the fiscal 2012 second quarter, compared to $9.1 million for the fiscal 2011 second quarter.  Total selling and marketing expenses were $27.3 million and $18.3 million, respectively, for the six months ended November 30, 2011 and 2010.

In regards to our private label business, a very active and price competitive bidding process for the manufacture of related nutritional supplements distributed in mass market retail accounts commenced during the second half of fiscal 2010, and is continuing.  As a result, private label sales decreased for the three and six months ended November 30, 2011, compared to the three and six months ended November 30, 2010.  We expect fiscal 2012 private label net sales, as compared to fiscal 2011, to significantly decrease.

Our gross profit and operating margins for the first six months of fiscal 2012, as compared to the first six months of fiscal 2011, were positively impacted by a higher mix of branded sales volume driven by the recent probiotics acquisition and launch of new products together with a reduction in private label sales.  We expect this trend to continue in the second half of fiscal 2012.

Our operating results for the three and six months ended November 30, 2010 were negatively impacted as a result of the WHF-TPG transaction.  See Note 1 of Notes to Condensed Consolidated Financial Statements for a further description of the WHF-TPG transaction and its impact on our results of operations for the three and six months ended November 30, 2010.

Our operating results for the three and six months ended November 30, 2010 were also negatively impacted by the recognition of $0.7 million in non-cash compensation expense related to the special dividend declared in September 2010.

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

Results of Operations (unaudited)
Three Months Ended November 30, 2011 Compared to Three Months
Ended November 30, 2010

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended November 30, (dollars in thousands):

	2011		2010

Net sales	$61,030	100.0%	$52,622	100.0%
Cost of goods sold	34,203	56.0	32,417	61.6

Gross profit	26,827	44.0	20,205	38.4
Operating expenses:
Selling and marketing	15,524	25.4	9,050	17.2
General and administrative	5,465	9.0	7,113	13.5
Research and development	1,268	2.1	983	1.9
Amortization of intangibles	309	0.5	—	—

Total operating expenses	22,566	37.0	17,146	32.6

Income from operations	4,261	7.0	3,059	5.8
Other expense, net	(231)	(0.4)	(31)	—
Income tax expense	(1,594)	(2.6)	(1,192)	(2.3)

Net income	$2,436	4.0%	$1,836	3.5%

Net Sales.  Net sales increased 16.0% to $61.0 million for the fiscal 2012 second quarter, from $52.6 million for the fiscal 2011 second quarter, due to an increase in branded net sales, partially offset by a decrease in private label sales.

Aggregate branded net sales increased 30.8% to $49.7 million for the fiscal 2012 second quarter, from $38.0 million for the fiscal 2011 second quarter, primarily due to a $14.0 million increase in sales volume, partially offset by a $2.3 million increase in promotional incentives classified as sales price reductions and new product allowances for sales returns.  Classification of promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was attributable to increases in all non-joint care category key brands and $4.6 million from our probiotics brands acquired June 1, 2011.  Fiscal 2012 second quarter shipments into certain retail accounts of two new products, Schiff Move Free Ultra and Schiff MegaRed Extra Strength, also contributed to the sales volume increase.  Our overall joint care category net sales, including Schiff Move Free Ultra, remained relatively constant at $22.2 million and $22.0 million, respectively, for the second quarter of fiscal 2012 and 2011.

Private label sales decreased 22.7% to $11.3 million for the fiscal 2012 second quarter, from $14.6 million for the fiscal 2011 second quarter.  The decrease primarily resulted from loss of business due to a continuing volatile and price competitive bidding environment for the manufacture of private label nutritional supplements distributed in mass market retail accounts.

Gross Profit.  Gross profit increased 32.8% to $26.8 million for the fiscal 2012 second quarter, from $20.2 million for the fiscal 2011 second quarter.  Gross profit, as a percentage of net sales, increased to 44.0% for the fiscal 2012 second quarter, from 38.4% for the fiscal 2011 second quarter, primarily resulting from a much higher mix of branded sales driven by the probiotics acquisition and launch of new products together with a reduction in private label sales.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities that may include these expenses as a component of cost of goods sold.

Operating Expenses.  Operating expenses increased 31.6% to $22.6 million for the fiscal 2012 second quarter, from $17.1 million for the fiscal 2011 second quarter.  Operating expenses, as a percentage of net sales, were 37.0% and 32.6%, respectively, for the fiscal 2012 and 2011 second quarters.  The increase in operating expenses reflects incremental selling and marketing, research and development and amortization of intangible costs, partially offset by a decrease in general and administrative expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $15.5 million for the fiscal 2012 second quarter, from $9.1 million for the fiscal 2011 second quarter, primarily due to incremental advertising and other consumer marketing expenses.  A $0.6 million increase in variable selling expenses primarily due to the sales volume increase was offset by a $0.8 million decrease in long-term management incentive plan costs.  During the fiscal 2011 second quarter, incremental long-term management incentive plan costs were recognized due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction.

General and administrative expenses decreased to $5.5 million for the fiscal 2012 second quarter, from $7.1 million for the fiscal 2011 second quarter.  The decrease is primarily attributable to $2.1 million in incremental long-term management and board of director incentive plan costs recognized in the fiscal 2011 second quarter due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction.  During the fiscal 2011 second quarter, we also recognized $0.7 million in compensation expense related to the special dividend declared in September 2010.  The overall quarter over quarter reduction was partially offset by increases in legal and consulting fees and other personnel related expenses during the fiscal 2012 second quarter.

Research and development costs increased to $1.3 million for the fiscal 2012 second quarter, from $1.0 million for the fiscal 2011 second quarter, primarily resulting from increases in product testing, personnel related expenses and fees related to our recently established scientific advisory board.

Amortization of intangibles increased $0.3 million for the fiscal 2012 second quarter, compared to the fiscal 2011 second quarter, due to the June 1, 2011 probiotics acquisition.

Other Expense, net.  The $0.2 million increase in other expense, net, primarily resulted from an increase in interest expense.  Interest expense increased due to an increase in debt resulting from the June 1, 2011 probiotics acquisition.

Income Tax Expense.  Income tax expense was $1.6 million for the fiscal 2012 second quarter, compared to $1.2 million for the fiscal 2011 second quarter.  The increase primarily resulted from an increase in pre-tax income.  The effective tax rate remained relatively constant at 39.6% and 39.4%, respectively, for the second quarters of fiscal 2012 and 2011.

Results of Operations (unaudited)
Six Months Ended November 30, 2011 Compared to Six Months
Ended November 30, 2010

The following tables show comparative results for selected items as reported and as a percentage of net sales for the six months ended November 30, (dollars in thousands):

	2011		2010

Net sales	$119,268	100.0%	$104,041	100.0%
Cost of goods sold	66,399	55.7	63,531	61.1

Gross profit	52,869	44.3	40,510	38.9
Operating expenses:
Selling and marketing	27,255	22.9	18,335	17.6
General and administrative	10,433	8.7	11,317	10.9
Research and development	2,564	2.1	1,937	1.8
Amortization of intangibles	603	0.5	—	—

Total operating expenses	40,855	34.2	31,589	30.3

Income from operations	12,014	10.1	8,921	8.6
Other expense, net	(582)	(0.5)	(78)	(0.1)
Income tax expense	(4,293)	(3.6)	(3,318)	(3.2)

Net income	$7,139	6.0%	$5,525	5.3%

Net Sales.  Net sales increased 14.6% to $119.3 million for the six months ended November 30, 2011, from $104.0 million for the six months ended November 30, 2010, due to an increase in branded net sales, partially offset by a decrease in private label sales.

Aggregate branded net sales increased 27.9% to $99.9 million for the six months ended November 30, 2011, from $78.1 million for the six months ended November 30, 2010, primarily due to a $26.0 million increase in sales volume, partially offset by a $4.2 million increase in promotional incentives classified as sales price reductions and new product allowance for sales returns.  Classification of promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was attributable to increases in all key brands and $9.3 million from our probiotics brands acquired June 1, 2011.  Shipments into certain retail accounts of two new products, Schiff Move Free Ultra and Schiff MegaRed Extra Strength, also contributed to the sales volume increase for the six months ended November 30, 2011.  Our overall joint care category net sales, including Schiff Move Free Ultra, increased 4.6% to $48.4 million for the six months ended November 30, 2011, from $46.3 million for the six months ended November 30, 2010, primarily due to a decrease in promotional incentives classified as sales price reductions.

Private label sales decreased 25.2% to $19.4 million for the six months ended November 30, 2011, from $25.9 million for the six months ended November 30, 2010.  The decrease primarily resulted from loss of business due to a continuing volatile and price competitive bidding environment for the manufacture of private label nutritional supplements distributed in mass market retail accounts.

Gross Profit.  Gross profit increased 30.5% to $52.9 million for the six months ended November 30, 2011, from $40.5 million for the six months ended November 30, 2010.  Gross profit, as a percentage of net sales, increased to 44.3% for the six months ended November 30, 2011, from 38.9% for the six months ended November 30, 2010, primarily resulting from a much higher mix of branded sales driven by the probiotics acquisition and launch of new products together with a reduction in private label sales.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities that may include these expenses as a component of cost of goods sold.

Operating Expenses.  Operating expenses increased 29.3% to $40.9 million for the six months ended November 30, 2011, from $31.6 million for the six months ended November 30, 2010.  Operating expenses, as a percentage of net sales, were 34.2% and 30.3%, respectively, for the six months ended November 30, 2011 and 2010.  The increase in operating expenses reflects incremental selling and marketing, research and development and amortization of intangible costs, partially offset by a decrease in general and administrative expenses.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $27.3 million for the six months ended November 30, 2011, from $18.3 million for the six months ended November 30, 2010, primarily due to an increase in advertising and other consumer marketing expenses.  A $0.9 million increase in variable selling expenses primarily due to the sales volume increase was partially offset by a $0.8 million decrease in long-term management incentive plan costs.  During the fiscal 2011 second quarter, incremental long-term management incentive plan costs were recognized due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction.

General and administrative expenses decreased to $10.4 million for the six months ended November 30, 2011, from $11.3 million for the six months ended November 30, 2010.  The decrease is primarily attributable to $2.1 million in incremental long-term management and board of director incentive plan costs recognized in the fiscal 2011 second quarter due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction.  During the first six months of fiscal 2011, we also recognized $0.7 million in compensation expense related to the special dividend declared in September 2010.  The overall period over period reduction was partially offset by increases in legal and consulting fees and other personnel related expenses during the six months ended November 30, 2011.

Research and development costs increased to $2.6 million for the six months ended November 30, 2011, from $1.9 million for the six months ended November 30, 2010, primarily resulting from increases in product testing, personnel related expenses and fees related to our recently established scientific advisory board.

Amortization of intangibles increased $0.6 million for the six months ended November 30, 2011, compared to the six months ended November 30, 2010, due to the June 1, 2011 probiotics acquisition.

Other Expense, net.  The $0.5 million increase in other expense, net, primarily resulted from an increase in interest expense.  Interest expense increased due to an increase in debt resulting from the June 1, 2011 probiotics acquisition.

Income Tax Expense.  Income tax expense was $4.3 million for the six months ended November 30, 2011, compared to $3.3 million for the six months ended November 30, 2010.  The increase primarily resulted from an increase in pre-tax income.  The effective tax rate remained relatively constant at 37.6% and 37.5%, respectively, for the six months ended November 30, 2011 and 2010.

Liquidity and Capital Resources

Working capital decreased $27.1 million to $52.5 million at November 30, 2011, from $79.6 million at May 31, 2011, primarily due to $40.0 million in short-term borrowings ($30.0 million of which was subsequently repaid) for the June 1, 2011 probiotics acquisition, partially offset by $11.0 million in positive cash flows from operations.  The decrease in receivables resulted primarily from an increase in allowances for new product sales returns, partially offset by an increase in refundable income taxes.  The increase in inventories, together with the increase in accounts payable, primarily resulted from the probiotics acquisition together with an increase in Schiff MegaRed inventories in support of increasing sales volume and promotional timing considerations.  The decrease in accrued expenses primarily resulted from the payment of bonuses and severance accrued at May 31, 2011.  In addition, approximately $1.8 million in dividends were paid during the first six months of fiscal 2012 due to the issuance of deferred shares underlying certain vested restricted stock units.

At November 30, 2011, we held $9.2 million in available-for-sale securities, consisting of $4.4 million in certificates of deposit and $4.8 million in other debt securities; including $0.4 million in illiquid ARS which are fully insured, state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, or the securities are called by the issuer, we believe we will be able to successfully liquidate these investments.  We believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

On August 18, 2009, we entered into, through SNG, an $80.0 million revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility contains customary terms and conditions, including, among others, financial covenants that may limit our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility are guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility bear interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which matures on August 18, 2012, can be used to fund our normal working capital and capital expenditure requirements, with availability to fund certain permitted strategic transactions.  We incurred $0.5 million in debt issue costs related to the Credit Facility, which are being amortized over its three-year term.  In addition, we are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At November 30, 2011, there was $10.0 million outstanding with an interest rate of approximately 3.02% and, subject to limitations based on certain financial covenant requirements, $70.0 million was available for borrowing under the Credit Facility.

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

A summary of our outstanding contractual obligations at November 30, 2011 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Line-of-credit, including interest	$10,019	$10,019	$—	$—	$—
Operating leases	3,575	2,586	989	—	—
Purchase obligations(2)	12,336	12,336	—	—	—

Total obligations	$25,930	$24,941	$989	$—	$—

(1)	Unrecognized income tax benefits totaling approximately $564 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Purchase obligations consist primarily of open purchase orders for goods and services, primarily including raw materials, packaging and outsourced contract manufacturing commitments.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our interim financial statements:

•
We provide for valuation adjustments for changes in the fair values of our available-for-sale securities.  Fair values are based upon quoted market prices and/or other considerations, including fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Changes in valuation adjustments for declines in the fair values of our available-for-sales securities did not impact net income for the six months ended November 30, 2011 and 2010.  At both November 30, 2011 and May 31, 2011, unrealized losses resulting from fair market adjustments to our available-for-sale securities totaled $0.1 million.

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the six months ended November 30, 2011 and 2010, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of $0.4 million and $0.5 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  For the six months ended November 30, 2011 and 2010, changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of $0.7 million and $0.1 million, respectively.  At November 30, 2011 and May 31, 2011, our allowances for doubtful accounts, sales returns and discounts amounted to $2.9 million and $1.8 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the six months ended November 30, 2011 and 2010.  At November 30, 2011 and May 31, 2011, unrecognized tax benefits totaled approximately $0.6 million and $0.5 million, respectively.

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At both November 30, 2011 and May 31, 2011, deferred tax asset valuation allowances were zero and changes in these valuation allowances did not impact net income for the six months ended November 30, 2011 and 2010.

•
We recognize compensation expense for certain performance based equity instrument (share-based payments) or cash awards over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the six months ended November 30, 2011, we did not recognize any compensation expense related to these awards as there were no performance based equity instruments outstanding.  For the six months ended November 30, 2010, we recognized compensation expense related to existing awards of $3.0 million.  At November 30, 2011, there was no unrecognized compensation expense.

•
We have certain intangible assets, which are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  We also have goodwill, which is tested at least annually for impairment.  The determination of whether or not these assets are impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded intangible assets or goodwill balances.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had $10.0 million outstanding at November 30, 2011.  Interest income earned on our short-term investments and interest expense recognized on our outstanding debt are impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have a material effect on our pretax earnings or cash flows.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2011 at the reasonable assurance level.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2012 second quarter:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

September 1 – September 30	118,034	$9.73	—	—

October 1 – October 31	—	—	—	—

November 1 – November 30	—	—	—	—

Total	118,034	$9.73	—	—

(1)	Repurchase of these shares was to satisfy employee minimum tax withholding obligations due upon issuance of shares underlying restricted stock unit awards and exercise of options.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.	Interactive Data File (2)

1.	Filed herewith.
2.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: January 9, 2012	By:	/s/ Tarang Amin
Tarang Amin
President, Chief Executive Officer and Director

Date: January 9, 2012	By:	/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer