Form 10-Q
period 2012-02-29
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2012-04-06
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012

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

As of April 2, 2012, the registrant had outstanding 21,760,242 shares of Class A common stock and 7,486,574 shares of Class B common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	February 29, 2012	May 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,041	$39,547
Available-for-sale securities	7,649	5,938
Receivables, net	28,971	27,339
Inventories	34,657	34,923
Prepaid expenses and other	1,771	1,740
Deferred taxes, net	2,990	3,072

Total current assets	94,079	112,559

Property and equipment, net	13,553	14,219

Other assets:
Goodwill	12,653	4,346
Intangible assets, net	29,536	—
Available-for-sale securities	671	1,204
Other assets	96	238

Total other assets	42,956	5,788

Total assets	$150,588	$132,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,918	$14,944
Accrued expenses	16,457	16,159
Income taxes payable	304	—
Dividends payable	154	1,835

Total current liabilities	35,833	32,938

Long-term liabilities:
Dividends payable	549	780
Deferred taxes, net	1,755	1,383
Other	2,430	1,005

Total long-term liabilities	4,734	3,168

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-21,726,242 and 21,094,348	217	211
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-7,486,574	75	75
Additional paid-in capital	90,139	88,342
Accumulated other comprehensive loss	(77)	(66)
Retained earnings	19,667	7,898

Total stockholders' equity	110,021	96,460

Total liabilities and stockholders' equity	$150,588	$132,566

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011

Net sales	$72,211	$57,735

Cost of goods sold	39,124	36,863

Gross profit	33,087	20,872

Operating expenses:
Selling and marketing	17,789	7,906
General and administrative	6,758	5,624
Research and development	1,138	989
Amortization of intangibles	302	—

Total operating expenses	25,987	14,519

Income from operations	7,100	6,353

Other income (expense):
Interest income	11	22
Interest expense	(159)	(105)
Other, net	36	(38)

Total other expense, net	(112)	(121)

Income before income taxes	6,988	6,232
Income tax expense	2,358	2,187

Net income	$4,630	$4,045

Weighted average shares outstanding:
Basic	29,271,700	29,292,973
Diluted	29,382,827	29,388,398

Net income per share – Class A and B common stock and vested restricted stock units:
Basic	$0.16	$0.14
Diluted	$0.16	$0.14

Comprehensive income	$4,646	$4,041

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Nine Months Ended
	February 29, 2012	February 28, 2011

Net sales	$191,479	$161,776

Cost of goods sold	105,523	100,394

Gross profit	85,956	61,382

Operating expenses:
Selling and marketing	45,044	26,241
General and administrative	17,191	16,941
Research and development	3,702	2,926
Amortization of intangibles	905	—

Total operating expenses	66,842	46,108

Income from operations	19,114	15,274

Other income (expense):
Interest income	46	151
Interest expense	(809)	(320)
Other, net	69	(30)

Total other expense, net	(694)	(199)

Income before income taxes	18,420	15,075
Income tax expense	6,651	5,505

Net income	$11,769	$9,570

Weighted average shares outstanding:
Basic	29,284,109	28,862,990
Diluted	29,406,320	29,178,456

Net income per share – Class A and B common stock and vested restricted stock units:
Basic	$0.40	$0.33
Diluted	$0.40	$0.33

Comprehensive income	$11,758	$9,587

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net income	$11,769	$9,570
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	462	593
Depreciation and amortization	4,118	2,592
Amortization of financing fees	148	148
Stock-based compensation	2,077	3,605
Excess tax benefit from equity instruments	(1,395)	(1,709)
Other	(5)	35
Changes in operating assets and liabilities:
Receivables	894	(3,642)
Inventories	2,608	(3,259)
Prepaid expenses and other	(26)	(623)
Deposits and other assets	(6)	—
Accounts payable	2,159	2,174
Other current liabilities	1,094	3,402
Other long-term liabilities	(731)	(790)

Net cash provided by operating activities	23,166	12,096

Cash flows from investing activities:
Purchase of business	(38,822)	—
Purchase of property and equipment	(2,192)	(3,162)
Purchase of available-for-sale securities	(6,998)	(6,858)
Proceeds from sale of available-for-sale securities	5,801	19,521

Net cash provided by (used in) investing activities	(42,211)	9,501

Cash flows from financing activities:
Proceeds from stock options exercised	198	160
Purchase and retirement of common stock	(1,867)	(2,974)
Excess tax benefit from equity instruments	1,395	1,709
Dividends paid	(1,912)	(20,333)
Contingent consideration settlement payments	(275)	—

Net cash used in financing activities	(2,461)	(21,438)

Increase (decrease) in cash and cash equivalents	(21,506)	159
Cash and cash equivalents, beginning of period	39,547	31,768

Cash and cash equivalents, end of period	$18,041	$31,927

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

During the three and nine months ended February 29, 2012, respectively, the Compensation Committee of our Board of Directors approved, pursuant to the Company’s 2004 Incentive Award Plan, as amended, the grant of stock options to purchase 90,000 and 1,201,000 shares of Class A common stock.  The options, granted to certain officers and employees as long-term incentive awards, have an aggregate grant date fair value of $6,192 and vest in equal annual installments over a five-year period, subject to continued employment with the Company through each such vesting date.

As of September 30, 2010, we were a majority-owned subsidiary of Weider Health and Fitness (“WHF”).  In October 2010, a subsidiary of TPG Growth (“TPG”), the middle market buyout and growth platform of TPG, a global private investment firm, purchased 7.5 million shares of our Class B common stock from WHF, which automatically converted to Class A common stock on a one-to-one basis (the “WHF-TPG transaction”).  Concurrent with the stock purchase, TPG and WHF entered into a stockholders agreement whereby two TPG representatives were appointed to serve as directors on our Board of Directors and WHF agreed to take certain corporate actions only with the prior written consent of TPG.  The WHF-TPG transaction triggered certain provisions under the Company’s management and Board of Directors long-term incentive plans, including accelerated vesting of outstanding awards and, in certain cases, accelerated payment of such awards.

With regard to management and Board of Directors long-term incentive plans, we recognized $762 in long-term incentive plan expenses during our fiscal 2012 third quarter, compared to $30 for our fiscal 2011 third quarter.  We recognized $1,997 and $4,226 in long-term incentive plan expenses for the nine months ended February 29, 2012 and February 28, 2011, respectively.

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

In September 2010, our Board of Directors approved a $0.70 per share special cash dividend, which was paid on October 26, 2010 to stockholders of record of Class A and Class B common stock at the close of business on September 23, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As of September 23, 2010, the record date, we had an aggregate of 29.8 million shares of common stock outstanding (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $20,884, presuming 100% vesting of shares underlying equity awards; $10,403 for holders of Class A common stock, including $1,384 for Class A common stock underlying equity awards, and $10,481 for the holder of Class B common stock.  In connection with the dividend paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options, we recognized non-cash compensation expense and a corresponding increase in additional paid-in capital of $703 during the fiscal 2011 second quarter.

The special dividend noted above was funded from cash and cash equivalents, including an aggregate of $20,690 distributed as of February 29, 2012.  All of the restricted stock and restricted stock units outstanding as of the dividend record date were vested as of February 29, 2012.  However, with respect to the vested restricted stock units for which the issuance of shares underlying restricted stock units has been deferred, this dividend, as well as previously declared dividends, will not be distributed until after the deferred shares are issued.

With respect to our condensed consolidated statements of cash flows, changes in amounts included in accounts payable for purchase of property and equipment totaled $10 and $(159), respectively, for the nine months ended February 29, 2012 and February 28, 2011.  For the nine months ended February 29, 2012 and February 28, 2011, respectively, interest payments totaled $631 and $172, income tax payments totaled $3,061 and $1,930 and shares of common stock (38,874 and 183,919) surrendered in exchange for options exercised totaled $420 and $1,486.

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

The estimated fair values of the assets acquired and liabilities assumed as of the acquisition date are as follows:

Assets acquired:
Receivables ($2,842 contractual gross receivables), net	$2,526
Inventories	2,342
Prepaid expenses	5
Intangible assets	30,781
Goodwill	8,307
Total assets acquired	43,961
Liabilities assumed:
Accounts payable	1,805
Accrued expenses	457
Total liabilities assumed	2,262

Net assets acquired	$41,699

The total purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date, with amounts exceeding fair value recorded as goodwill.  Goodwill, all of which is deductible for tax purposes, totaled $8,307.  The goodwill recognized in the acquisition is primarily attributable to diversification of our existing product lines, access to resources for the research and development of future technology in the probiotic market, and certain selling and corporate cost savings.

During the fiscal 2011 fourth quarter, we recognized $1,216 in acquisition related costs which were included in general and administrative expenses in our consolidated statement of income for the year ended May 31, 2011.  For the nine months ended February 29, 2012, we recognized $66 in costs related to the acquisition of the probiotic business which are included in general and administrative expenses in the accompanying interim financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

Net sales and net income (loss) related to the acquisition included in our interim financial statements for the three and nine months ended February 29, 2012 are approximately $5,445 and $(168), and $15,087 and $842, respectively.  For the three and nine months ended February 28, 2011, pro forma unaudited consolidated net sales, net income and net income per diluted share, assuming the acquisition was completed June 1, 2010, are $63,180, $3,877 and $0.13, and $176,863, $10,412 and $0.35, respectively.  The pro forma information may not be indicative of the results that would have been obtained had this acquisition actually occurred at June 1, 2010, nor should it be construed as a projection of future results.

3.	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities measured at fair value using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3), consist of the following at:

	Level 1	Level 2	Level 3	Total
February 29, 2012:
Certificates of deposit	$—	$4,046	$—	$4,046
Corporate debt securities	1,820	—	—	1,820
Federal, state and municipal debt securities	2,005	—	449	2,454

	$3,825	$4,046	$449	8,320
Less long-term portion				671

Short-term portion				$7,649

May 31, 2011:
Certificates of deposit	$—	$3,353	$—	$3,353
Corporate debt securities	1,378	—	—	1,378
Federal, state and municipal debt securities	1,976	—	435	2,411

	$3,354	$3,353	$435	7,142
Less long-term portion				1,204

Short-term portion				$5,938

At February 29, 2012, available-for-sale securities consist of $8,320 in debt securities, including $449 in illiquid auction rate securities (“ARS”).  The ARS, consisting of fully insured, state agency issued securities, will remain illiquid until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature.  At February 29, 2012, available-for-sale securities include $671 in debt securities which are valued $129 below cost and included in long-term assets.

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended
	February 29, 2012	February 28, 2011

Beginning balance	$435	$455
Total gains (all unrealized and included in other comprehensive loss)	14	3

Ending balance	$449	$458

Contractual maturities of debt securities are as follows at February 29, 2012:

Less than one year	$7,649
One to five years	—
Over five years	671

Total	$8,320

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

At February 29, 2012, unrealized losses of $77, net of income tax benefits of $52, were included in accumulated other comprehensive loss in the accompanying interim financial statements.  The amount of unrealized gains or losses for the three and nine months ended February 29, 2012 and February 28, 2011 was not significant.

In determining the fair value of our available-for-sale securities at February 29, 2012, we have taken into consideration quoted market prices and/or other considerations, including fair value determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.

Our other financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and amounts outstanding on our line-of-credit when valued using market interest rates, would not be materially different from the amounts presented in these interim financial statements.

4.	RECEIVABLES, NET

Receivables, net, consist of the following:

	February 29, 2012	May 31, 2011

Trade accounts	$32,275	$27,562
Refundable income taxes	—	1,523
Other	63	37

	32,338	29,122
Less allowances for doubtful accounts, sales returns and discounts	(3,367)	(1,783)

Total	$28,971	$27,339

5.	INVENTORIES

Inventories consist of the following:
	February 29, 2012	May 31, 2011

Raw materials	$18,244	$18,282
Work in process	1,442	1,781
Finished goods	14,971	14,860

Total	$34,657	$34,923

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	February 29, 2012			May 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Goodwill	$12,653	$—	$12,653	$4,346	$—	$4,346

Intangible assets:
Technology license agreement	$15,044	$(598)	$14,446	$—	$—	$—
Customer relationships	13,080	(248)	12,832	—	—	—
Supply agreement	2,264	(340)	1,924	—	—	—
Non-compete agreements	393	(59)	334	—	—	—
Patents and trademark	700	(700)	—	700	(700)	—

Total	$31,481	$(1,945)	$29,536	$700	$(700)	$—

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

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	February 29, 2012	May 31, 2011

Accrued personnel related costs	$5,022	$4,884
Accrued promotional costs	9,823	10,153
Other	1,612	1,122

Total	$16,457	$16,159

8.	CAPITAL STRUCTURE

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

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

9.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Income available to Class A and B common stockholders and vested restricted stock units (numerator):
Net income	$4,630	$4,045	$11,769	$9,570
Adjustments	—	—	—	—

Income on which basic and diluted earnings per share are calculated	$4,630	$4,045	$11,769	$9,570

Weighted-average number of common shares outstanding (denominator):
Basic	29,271,700	29,292,973	29,284,109	28,862,990
Add-incremental shares from restricted stock	54,880	2,022	47,398	14,353
Add-incremental shares from restricted stock units	1,050	322	1,185	56,052
Add-incremental shares from stock options	55,197	93,081	73,628	245,061

Diluted	29,382,827	29,388,398	29,406,320	29,178,456

Options to purchase 926,500 and 619,167 shares, respectively, of Class A common stock were outstanding during the three and nine months ended February 29, 2012 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

At February 29, 2012, we held $8,320 in available-for-sale securities consisting of $4,046 in certificates of deposit and $4,274 in other debt securities, including $671 in debt securities valued $129 below cost. In determining the fair value of our available-for-sale securities at February 29, 2012, we have taken into consideration quoted market prices and/or other considerations, including fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Although we believe the debt securities valued below cost will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant.  At February 29, 2012 and May 31, 2011, respectively, amounts due from Customer A represented approximately 29% and 34%, and amounts due from Customer B represented approximately 40% and 45%, of total trade accounts receivable.  For the first nine months of fiscal 2012 and 2011, respectively, Customer A accounted for approximately 30% and 36% and Customer B accounted for approximately 37% and 37% of total net sales.  Of total net sales, our branded joint care products, which include Schiff Move Free®, accounted for approximately 39% and 42%, respectively, for the first nine months of fiscal 2012 and 2011.

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

We are engaged in litigation concerning advertising statements relating to our Schiff Move Free Advanced products.  In a case filed in May 2011 and pending in the United States District Court for the Southern District of California (“Lerma”), the plaintiff has brought two California statutory claims (under the Consumer Legal Remedies Act and the Unfair Competition Law) and a common law breach of express warranty claim, each of which alleges false or misleading advertising by us.  The plaintiff seeks to certify a class, which would consist of all California residents who purchased Schiff Move Free Advanced within the class period.  The plaintiff seeks actual damages, punitive damages and injunctive relief on behalf of this purported class.  In another case filed in December 2011 in the United States District Court for the Northern District of Illinois, Eastern Division (“Pearson”), the plaintiff alleged violations of the Illinois Consumer Fraud Act and similar consumer fraud statutes of certain other states relating to our advertising for Schiff Move Free Advanced, as well as personal injury and negligence claims.  In Pearson, the plaintiff sought to certify a class consisting of purchasers of Schiff Move Free Advanced within the applicable statute of limitations period or, alternatively, all Illinois residents who purchased these products within the applicable limitations period.  The plaintiff also sought actual damages, medical monitoring and attorneys’ fees.  In February 2012, Pearson was voluntarily dismissed.  In March 2012, the plaintiff in Lerma was granted leave of court to add the Pearson named plaintiff and his allegations and claims to the Lerma case.  All of the plaintiffs’ claims on behalf of respective proposed classes are now pending in Lerma.  We dispute the plaintiffs’ allegations and intend to vigorously defend ourselves in the litigation.  At this time, however, we are unable to determine the amount of loss, if any, from these matters.

We establish liabilities when a particular contingency is probable and estimable.  As of February 29, 2012, it is possible that exposure to loss exists in excess of amounts accrued, if any.

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. ("SNG"), an $80,000 revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  The Credit Facility contained customary terms and conditions, including, among other things, financial covenants that potentially limited our ability to pay dividends on our common stock and certain other restrictions.  SNG’s obligations under the Credit Facility were guaranteed by us and SNG’s domestic subsidiaries and secured by a first priority security interest in all of the capital stock of SNG and its current and future subsidiaries, as well as a first priority security interest in substantially all of our domestic assets.  Borrowings under the Credit Facility were subject to interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  The Credit Facility, which was scheduled to mature on August 18, 2012, was available to fund our normal working capital and capital expenditure requirements, and certain permitted strategic transactions.  We were obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At February 29, 2012, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80,000 was available for borrowing under the Credit Facility.  The Credit Facility was terminated on March 30, 2012.

On March 30, 2012, we entered into a new credit agreement (the “Credit Agreement”), with Royal Bank of Canada as agent, that provides for borrowings up to $200,000.  Pursuant to the Credit Agreement, we borrowed $150,000 of term loans (the “Term Loans”) to finance our acquisition of Airborne, Inc.  See Note 13 of Notes to Condensed Consolidated Financial Statements for discussion of the acquisition.  The Credit Agreement also provides a $50,000 revolving credit facility (the “Revolver Loans”), which may be used to fund our normal working capital and capital expenditure requirements, and certain permitted strategic transactions.  The Credit Agreement contains customary terms and conditions, including financial covenants that may limit, among other things, our ability to incur additional indebtedness, make investments and pay dividends on our common stock.

Our obligations under the Credit Agreement are guaranteed by us and secured by a first priority security interest in substantially all of our assets.  Borrowings under the Credit Agreement bear interest at floating rates based on the Royal Bank of Canada’s prime rate, the Federal Funds rate, or the adjusted Eurodollar rate.  The Term Loans mature on March 30, 2019, and Revolver Loans mature on March 30, 2017.  The Term Loans will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity.  We may prepay any loans without penalty or premium, and Term Loans may be repaid at a discount subject to conditions set forth in the Credit Agreement.  We are required to prepay any Term

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

Loans in an amount equal to (i) 100% of the net cash proceeds from any debt incurred by us, (ii) 100% of any asset sales, casualty and condemnation events and (iii) 50% of excess cash flow (such percentage to be subject to reduction based on achievement of specified senior secured net leverage ratios), in each case, subject to certain reinvestment rights and other exceptions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.375% to 0.750%.

Amounts outstanding under the Credit Agreement may become due and payable upon the occurrence of specified events, including, but not limited to: (i) failure to pay principal, interest, or any fees when due; (ii) our breach of any representation or warranty, or certain covenants; (iii) a bankruptcy or insolvency proceeding occurs with respect to us; (iv) a failure to pay indebtedness in an amount of $7,500 or more; (v) the occurrence of certain events with respect to our obligations under an ERISA-related plan; (vi) any lien created by the collateral agreement or related security documents executed in conjunction with the Credit Agreement ceasing to be valid and perfected; (vii) the Credit Agreement or any related security document or guarantee ceasing to be legal, valid and binding upon the parties thereto; (viii) any indebtedness incurred pursuant to the Credit Agreement ceasing to be senior in ranking to all other indebtedness; or (ix) the occurrence of a change of control.

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

13.	SUBSEQUENT EVENT

On March 30, 2012, we acquired all of the outstanding shares of Airborne, Inc. from GF Consumer Health, L.L.C. for aggregate consideration of $150,000 in cash, subject to certain post-closing working capital adjustments (the “Acquisition”).  The Acquisition agreement contains customary representations, warranties, covenants and indemnities by the seller for certain breaches of representations, warranties, covenants and other specified matters.  The Acquisition was funded by borrowings under the Credit Agreement.  See Note 11 of Notes to Condensed Consolidated Financial Statements for discussion of the Credit Agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and other reports filed with the SEC. Sections of this Form 10-Q including, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, current expectations, estimates and projections.  Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements.  These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially.  Important factors that may cause results to materially differ from these forward-looking statements include, but are not limited to, the factors indicated from time to time in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended May 31, 2011, copies of which are available upon request from our investor relations group or which may be obtained at the SEC’s website (www.sec.gov).  Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

General

Schiff Nutrition International, Inc. is a leading nutritional supplement company offering vitamins, nutritional supplements and nutrition bars in the United States and abroad.  Our portfolio of well-known brands includes Schiff Move Free®, Schiff® Vitamins, Schiff MegaRed®, Schiff Mega-D3®, Tiger’s Milk®, Schiff Sustenex®, and Schiff Digestive Advantage® and is marketed primarily through the mass market (including club) and, to a lesser extent, health food store distribution channels.

On March 30, 2012, we acquired all of the outstanding shares of Airborne, Inc. (“Airborne”) from GF Consumer Health, L.L.C. for aggregate consideration of $150.0 million in cash, subject to certain post-closing working capital adjustments.  Airborne, a leading brand in immunity support products, develops and sells dietary supplements in the United States and Canada.  The acquisition was funded by borrowings under a new credit agreement with Royal Bank of Canada as agent, that provides for borrowings up to $200.0 million.  Pursuant to the credit agreement, we borrowed $150.0 million of term loans to finance the acquisition.  We expect to recognize acquisition related costs of approximately $4.5 million in fiscal 2012, of which $0.9 million was recognized during the third fiscal quarter.

During fiscal 2011, we provided selling and marketing support intended to: help defend our overall Schiff Move Free business against competition, including private label, and to increase our market share in the joint care product category; support the growth and distribution of Schiff MegaRed; and support the launch and expansion of Schiff Mega-D3.  During the first nine months of fiscal 2012, we continued these efforts and provided additional selling and marketing support for our newly acquired probiotic brands Schiff Sustenex and Schiff Digestive Advantage, and to support the launch and expansion of new products such as our recently introduced product line extensions Schiff Move Free Ultra and Schiff MegaRed Extra Strength.  Also, during fiscal 2011 and the first nine months of fiscal 2012, we continued to increase distribution of our Schiff branded products, including our joint care products, in international markets.  As part of an effort to strengthen our brands and promote consumer loyalty, we substantially increased advertising in support of our branded products in fiscal 2012.  As a result, total selling and marketing expenses, including advertising costs, were $17.8 million for the fiscal 2012 third quarter, compared to $7.9 million for the fiscal 2011 third quarter.  Total selling and marketing expenses were $45.0 million and $26.2 million, respectively, for the nine months ended February 29, 2012 and February 28, 2011.

In regards to our private label business, a very active and price competitive bidding process for the manufacture of related nutritional supplements distributed in mass market retail accounts commenced during the second half of fiscal 2010, and is continuing.  As a result, private label sales decreased for the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.  We expect this trend to continue in the fiscal 2012 fourth quarter.

Our gross profit and operating margins for the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011, were positively impacted by an increase in branded sales, which primarily was driven by the probiotics acquisition in the fiscal 2012 first quarter and the launch of new products, combined with a reduction in lower margin private label sales.  We expect this trend to continue in the fiscal 2012 fourth quarter.

Our operating results for the three and nine months ended February 28, 2011 were negatively impacted due to the change in our CEO.  As a result of the change, we recognized $1.9 million in primarily transition related expenses during the fiscal 2011 third quarter.

Our operating results for the three and nine months ended February 28, 2011 were impacted as a result of the WHF-TPG transaction.  The transaction triggered certain provisions under the Company’s management and Board of Directors long-term incentive plans, including accelerated vesting of outstanding awards.  We recognized $0.8 million in long-term incentive plan expenses during our fiscal 2012 third quarter, compared to less than $0.1 million for our fiscal 2011 third quarter.  For the nine months ended February 29, 2012 and February 28, 2011, respectively, we recognized $2.0 million and $4.2 million in long-term incentive plan expenses.

Our operating results for the nine months ended February 28, 2011 were also negatively impacted by the recognition of $0.7 million in non-cash compensation expense related to the special dividend declared in September 2010.

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

Results of Operations (unaudited)
Three Months Ended February 29, 2012 Compared to Three Months
Ended February 28, 2011

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended (dollars in thousands):

	February 29, 2012		February 28, 2011

Net sales	$72,211	100.0%	$57,735	100.0%
Cost of goods sold	39,124	54.2	36,863	63.8

Gross profit	33,087	45.8	20,872	36.2
Operating expenses:
Selling and marketing	17,789	24.6	7,906	13.7
General and administrative	6,758	9.4	5,624	9.8
Research and development	1,138	1.6	989	1.7
Amortization of intangibles	302	0.4	—	—

Total operating expenses	25,987	36.0	14,519	25.2

Income from operations	7,100	9.8	6,353	11.0
Other expense, net	(112)	(0.1)	(121)	(0.2)
Income tax expense	(2,358)	(3.3)	(2,187)	(3.8)

Net income	$4,630	6.4%	$4,045	7.0%

Net Sales.  Net sales increased 25.1% to $72.2 million for the fiscal 2012 third quarter, from $57.7 million for the fiscal 2011 third quarter, due to an increase in branded net sales, partially offset by a decrease in private label sales.

Aggregate branded net sales increased 52.9% to $61.7 million for the fiscal 2012 third quarter, from $40.3 million for the fiscal 2011 third quarter.  The increase was primarily due to a $27.9 million increase in sales volume, partially offset by a $6.5 million increase in promotional incentives classified as sales price reductions and new product allowances for sales returns.  Classification of promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was attributable to increases in all key brands and $6.4 million from the probiotics brands acquired June 1, 2011.  We believe this increase reflects the positive impact of incremental advertising support.  In addition, fiscal 2012 third quarter shipments into certain retail accounts of two new products, Schiff Move Free Ultra and Schiff MegaRed Extra Strength, also contributed to the sales volume increase.  Our overall joint care category net sales increased 24.8% to $26.8 million for the fiscal 2012 third quarter, from $21.5 million for the fiscal 2012 third quarter.

Private label sales decreased 39.5% to $10.5 million for the fiscal 2012 third quarter, from $17.4 million for the fiscal 2011 third quarter.  The decrease primarily resulted from loss of business due to a continuing volatile and price competitive bidding environment for the manufacture of private label nutritional supplements distributed in mass market retail accounts.

Gross Profit.  Gross profit increased 58.5% to $33.1 million for the fiscal 2012 third quarter, from $20.9 million for the fiscal 2011 third quarter.  Gross profit, as a percentage of net sales, increased to 45.8% for the fiscal 2012 third quarter, from 36.2% for the fiscal 2011 third quarter, primarily resulting from an increase in branded sales driven by the probiotics acquisition and launch of new products, combined with a reduction in lower margin private label sales.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities that include these expenses as a component of cost of goods sold.

Operating Expenses.  Operating expenses increased 79.0% to $26.0 million for the fiscal 2012 third quarter, from $14.5 million for the fiscal 2011 third quarter.  Operating expenses, as a percentage of net sales, were 36.0% and 25.2%, respectively, for the fiscal 2012 and 2011 third quarters.  The increase in operating expenses reflects incremental selling and marketing, general and administrative, research and development and amortization of intangible costs.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $17.8 million for the fiscal 2012 third quarter, from $7.9 million for the fiscal 2011 third quarter.  The increase was primarily due to a $7.9 million increase in advertising and other consumer marketing expenses.  Other variable selling expenses also increased $1.1 million due to the sales volume increase.  In addition, selling and marketing overhead increased $0.9, million primarily resulting from an increase in consulting fees and personnel related costs, including incremental head count, accrued annual bonuses and long-term management incentive plan costs.

General and administrative expenses increased to $6.8 million for the fiscal 2012 third quarter, from $5.6 million for the fiscal 2011 third quarter.  The increase is primarily attributable to a $1.4 million increase in consulting and legal related fees, including $0.9 million in acquisition related costs, and a $1.6 million increase in personnel related expenses, including incremental head count, the establishment of an office in Emeryville, California and a $1.2 million increase in accrued annual bonuses and long-term management incentive plan costs.  The increase in long-term management incentive plan costs primarily resulted from accelerated vesting of outstanding awards in the fiscal 2011 second quarter due to the WHF-TPG transaction.  The increases were partially offset by a $1.9 million reduction in CEO transition related expenses recognized during the fiscal 2011 third quarter.

Research and development costs remained relatively constant at $1.1 million for the fiscal 2012 third quarter, compared to $1.0 million for the fiscal 2011 third quarter.

Amortization of intangibles increased $0.3 million for the fiscal 2012 third quarter, compared to the fiscal 2011 third quarter, due to the June 1, 2011 probiotics acquisition.

Other Expense, net.  Other, expenses, net remained relatively constant quarter over quarter.

Income Tax Expense.  Income tax expense was $2.4 million for the fiscal 2012 third quarter, compared to $2.2 million for the fiscal 2011 third quarter.  The increase primarily resulted from an increase in pre-tax income, partially offset by a decrease in the effective tax rate to 33.7% for the fiscal 2012 third quarter, from 35.1% for the fiscal 2011 third quarter.  The decrease in the effective tax rate primarily resulted from the reversal, due to a favorable ruling, of a previously recorded uncertain tax position.

Results of Operations (unaudited)
Nine Months Ended February 29, 2012 Compared to Nine Months
Ended February 28, 2011

The following tables show comparative results for selected items as reported and as a percentage of net sales for the nine months ended (dollars in thousands):

	February 29, 2012		February 28, 2011

Net sales	$191,479	100.0%	$161,776	100.0%
Cost of goods sold	105,523	55.1	100,394	62.1

Gross profit	85,956	44.9	61,382	37.9
Operating expenses:
Selling and marketing	45,044	23.5	26,241	16.2
General and administrative	17,191	9.0	16,941	10.5
Research and development	3,702	1.9	2,926	1.8
Amortization of intangibles	905	0.5	—	—

Total operating expenses	66,842	34.9	46,108	28.5

Income from operations	19,114	10.0	15,274	9.4
Other expense, net	(694)	(0.4)	(199)	(0.1)
Income tax expense	(6,651)	(3.5)	(5,505)	(3.4)

Net income	$11,769	6.1%	$9,570	5.9%

Net Sales.  Net sales increased 18.4% to $191.5 million for the nine months ended February 29, 2012, from $161.8 million for the nine months ended February 28, 2011, due to an increase in branded net sales, partially offset by a decrease in private label sales.

Aggregate branded net sales increased 36.4% to $161.6 million for the nine months ended February 29, 2012, from $118.5 million for the nine months ended February 28, 2011.  The increase was primarily due to a $53.9 million increase in sales volume, partially offset by a $10.8 million increase in promotional incentives classified as sales price reductions and new product allowance for sales returns.  Classification of promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was attributable to increases in all key brands and $17.1 million from the probiotics brands acquired June 1, 2011.  We believe this increase reflects the positive impact of incremental advertising support.  In addition, shipments into certain retail accounts of two new products, Schiff Move Free Ultra and Schiff MegaRed Extra Strength, also contributed to the sales volume increase for the nine months ended February 29, 2012.  Our overall joint care category net sales increased 11.0% to $75.2 million for the nine months ended February 29, 2012, from $67.8 million for the nine months ended February 28, 2011, primarily due to the introduction of Move Free Ultra, together with a decrease in promotional incentives classified as sales price reductions.

Private label sales decreased 31.0% to $29.9 million for the nine months ended February 29, 2012, from $43.3 million for the nine months ended February 28, 2011.  The decrease primarily resulted from loss of business due to a continuing volatile and price competitive bidding environment for the manufacture of private label nutritional supplements distributed in mass market retail accounts.

Gross Profit.  Gross profit increased 40.0% to $86.0 million for the nine months ended February 29, 2012, from $61.4 million for the nine months ended February 28, 2011.  Gross profit, as a percentage of net sales, increased to 44.9% for the nine months ended February 29, 2012, from 37.9% for the nine months ended February 28, 2011, primarily resulting from an increase in branded sales driven by the probiotics acquisition and launch of new products, combined with a reduction in lower margin private label sales.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities that include these expenses as a component of cost of goods sold.

Operating Expenses.  Operating expenses increased 45.0% to $66.8 million for the nine months ended February 29, 2012, from $46.1 million for the nine months ended February 28, 2011.  Operating expenses, as a percentage of net sales, were 34.9% and 28.5%, respectively, for the nine months ended February 29, 2012 and February 28, 2011.  The increase in operating expenses reflects incremental selling and marketing, general and administrative expenses, research and development and amortization of intangible costs.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $45.0 million for the nine months ended February 29, 2012, from $26.2 million for the nine months ended February 28, 2011.  The increase was primarily due to a $17.0 million increase in advertising and other consumer marketing expenses.  Other variable selling and marketing expenses also increased $1.5 million due to the sales volume increase.  In addition, selling and marketing overhead increased $0.3 million, primarily resulting from an increase in consulting fees and personnel related costs, including incremental head count and accrued annual bonuses, offset by a decrease in long-term management incentive plan costs.  The decrease in long-term management incentive plan costs primarily resulted from the accelerated vesting of awards in the fiscal 2011 second quarter due to the WHF-TPG transaction.

General and administrative expenses increased to $17.2 million for the nine months ended February 29, 2012, from $16.9 million for the nine months ended February 28, 2011.  Consulting and legal related expenses increased by $2.7 million, including $1.0 million in acquisition related costs.  Personnel related expenses, including incremental head count, the establishment of an office in Emeryville, California, and accrued annual bonuses, increased by $1.4 million.  These increases were substantially offset by reductions in incremental expenses recognized during the nine months ended February 28, 2011; including, $1.9 million in CEO transition related expenses and $0.7 million in compensation expense related to the special dividend declared in September 2010.  In addition, long-term management and board of director incentive plan costs decreased by $1.4 million primarily due to accelerated vesting of outstanding awards in the fiscal 2011 second quarter due to the WHF-TPG transaction.

Research and development costs increased to $3.7 million for the nine months ended February 29, 2012, from $2.9 million for the nine months ended February 28, 2011, primarily resulting from increases in product testing, personnel related expenses and fees related to our recently established scientific advisory board.

Amortization of intangibles increased $0.9 million for the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011, due to the June 1, 2011 probiotics acquisition.

Other Expense, net.  The $0.5 million increase in other expense, net, primarily resulted from an increase in interest expense.  Interest expense increased due to an increase in debt resulting from the June 1, 2011 probiotics acquisition.

Income Tax Expense.  Income tax expense was $6.7 million for the nine months ended February 29, 2012, compared to $5.5 million for the nine months ended February 28, 2011.  The increase primarily resulted from an increase in pre-tax income.  The effective tax rate remained relatively constant at 36.1% and 36.5%, respectively, for the nine months ended February 29, 2012 and February 28, 2011.

Liquidity and Capital Resources

Working capital decreased $21.4 million to $58.2 million at February 29, 2012, from $79.6 million at May 31, 2011, primarily due to $38.8 million paid for the June 1, 2011 probiotics acquisition and $2.2 million in capital expenditures, partially offset by positive cash flows from operations.  The increase in receivables resulted primarily from a $4.7 million increase in accounts receivable, partially offset by a $1.5 million decrease in refundable income taxes and a $1.6 million increase in new product allowances for sales returns and other accounts receivable allowances.  Inventories remained relatively constant at February 29, 2012 and May 31, 2011.  An increase in inventories primarily resulting from the probiotics acquisition together with an increase in Schiff MegaRed inventories in support of increasing sales volume was offset by a decrease in joint care category inventories.  The increase in accounts payable primarily resulted from an increase in advertising expenses.

At February 29, 2012, we held $8.3 million in available-for-sale securities, consisting of $4.0 million in certificates of deposit and $4.3 million in other debt securities; including $0.4 million in illiquid ARS which are fully insured, state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, the securities are called by the issuer or the securities mature, we believe we will be able to successfully liquidate these investments.  We believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

On August 18, 2009, we entered into, through SNG, an $80.0 million revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  During the fiscal 2012 third quarter, the Credit Facility was available to fund our normal working capital and capital expenditure requirements, and certain permitted strategic transactions.  Borrowings under the Credit Facility were subject to interest at floating rates based on U.S. Bank’s prime rate, the Federal Funds rate, or the LIBOR rate.  In addition, we were obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  At February 29, 2012, there were no amounts outstanding and, subject to limitations based on certain financial covenant requirements, $80.0 million was available for borrowing under the Credit Facility.  The Credit Facility, which was scheduled to mature on August 18, 2012, was terminated on March 30, 2012.

On March 30, 2012, we replaced the Credit Facility with a new credit agreement (the “Credit Agreement”), with Royal Bank of Canada as agent, that provides for borrowings up to $200.0 million.  Pursuant to the Credit Agreement, we borrowed $150.0 million of term loans (the “Term Loans”) to finance our acquisition of Airborne, Inc.  The Credit Agreement also provides a $50.0 million revolving credit facility (the “Revolver Loans”), which may be used to fund our normal working capital and capital expenditure requirements, and certain permitted strategic transactions.  Borrowings under the Credit Agreement bear interest at floating rates based on the Royal Bank of Canada’s prime rate, the Federal Funds rate, or the adjusted Eurodollar rate.  The Term Loans mature on March 30, 2019, and Revolver Loans mature on March 30, 2017.  The Term Loans will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity.  We may prepay any loans without penalty or premium, and Term Loans may be repaid at a discount subject to conditions set forth in the Credit Agreement.  We are required to prepay any Term Loans in an amount equal to (i) 100% of the net cash proceeds from any debt incurred by us, (ii) 100% of any asset sales, casualty and condemnation events and (iii) 50% of excess cash flow (such percentage to be subject to reduction based on achievement of specified senior secured net leverage ratios), in each case, subject to certain reinvestment rights and other exceptions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.375% to 0.750%.

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

Our Board of Directors will determine dividend policy in the future based upon, among other factors, results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time.  In addition, our Credit Agreement contains certain customary terms and conditions, including financial covenants, that may limit our ability to pay dividends on our common stock.  We can give no assurance that we will pay dividends in the future.

A summary of our outstanding contractual obligations at February 29, 2012 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$2,929	$2,586	$343	$—	$—
Purchase obligations(2)	14,450	14,450	—	—	—

Total obligations	$17,379	$17,036	$343	$—	$—

(1)	Unrecognized income tax benefits totaling approximately $428 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Purchase obligations consist primarily of open purchase orders for goods and services, primarily including raw materials, packaging and outsourced contract manufacturing commitments.

The table above does not include the debt obligation outstanding under the Credit Agreement which was incurred subsequent to the end of the fiscal 2012 third quarter to fund the acquisition of Airborne, Inc. on March 30, 2012.  The principal amount of this debt obligation is $150.0 million.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our interim financial statements:

•
We provide for valuation adjustments for changes in the fair values of our available-for-sale securities.  Fair values are based upon quoted market prices and/or other considerations, including fair values determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Changes in valuation adjustments for declines in the fair values of our available-for-sales securities did not impact net income for the nine months ended February 29, 2012 and February 28, 2011.  At both February 29, 2012 and May 31, 2011, unrealized losses resulting from fair market adjustments to our available-for-sale securities totaled $0.1 million.

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the nine months ended February 29, 2012 and February 28, 2011, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of $0.6 million and $0.5 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  For the nine months ended February 29, 2012 and February 28, 2011, changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of $1.6 million and $0.2 million, respectively.  At February 29, 2012 and May 31, 2011, our allowances for doubtful accounts, sales returns and discounts amounted to $3.4 million and $1.8 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the nine months ended February 29, 2012 and February 28, 2011.  At February 29, 2012 and May 31, 2011, unrecognized tax benefits totaled approximately $0.4 million and $0.5 million, respectively.

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  At both February 29, 2012 and May 31, 2011, deferred tax asset valuation allowances were zero and changes in these valuation allowances did not impact net income for the nine months ended February 29, 2012 and February 28, 2011.

•
We recognize compensation expense for certain performance based equity instrument (share-based payments) or cash awards over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For the nine months ended February 29, 2012, we did not recognize any compensation expense related to these awards as there were no performance based equity instruments outstanding.  For the nine months ended February 28, 2011, we recognized compensation expense related to existing awards of $3.0 million.  At February 29, 2012, there was no unrecognized compensation expense.

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

Seasonality

Our business has not been inherently seasonal.  However, the Airborne business recently acquired is seasonal, with historically higher sales volume during the second and third fiscal quarters.  We also experience fluctuations in sales resulting from timing of marketing and promotional activities, customer buying patterns and consumer spending patterns.  In addition, as a result of changes in product sales mix, competitive conditions, raw material pricing pressures and other factors, as discussed above, we experience fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Facility, under which borrowings bear interest at floating rates, had no amounts outstanding at February 29, 2012.  We do not believe that a hypothetical 10% change in interest rates would have had a material effect on our pretax earnings or cash flows during the three months ended February 29, 2012.  On March 30, 2012, we replaced our Credit Facility with the new Credit Agreement, which provides for borrowings up to $200.0 million and under which borrowings also bear interest at floating rates.  Pursuant to the Credit Agreement, we borrowed $150.0 million of term loans to finance our acquisition of Airborne, Inc.  Interest income earned on our short-term investments and interest expense recognized on our outstanding debt are impacted by changes in interest rates.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2012 at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2011 other than the revision of the risk factor entitled “If we are unable to consummate successful strategic transactions in the future, or integrate businesses we acquire, our business could be adversely affected,” and the addition of the risk factor entitled “We are subject to an FTC consent decree and a number of state consent agreements which impose restrictions and obligations upon us and could have a material adverse effect on our business.”  The revised risk factors are set forth below.

If we are unable to consummate successful strategic transactions in the future, or integrate businesses we acquire, our business could be materially adversely affected.  An element of our strategy includes expanding our product offerings, gaining shelf space, enhancing business development and gaining access to new skills and other resources through strategic acquisitions, investments or other transactions when attractive opportunities arise.  We cannot assure you that attractive transaction opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any transactions or that any transactions which are consummated will prove to be successful.  Managing acquisitions, including our recent acquisitions of a probiotics business on June 1, 2011 and Airborne, Inc. on March 30, 2012, as well as any future acquisitions, entails numerous operational and financial risks, including: the anticipated financial performance and estimated cost savings and other synergies as a result of the acquisitions may not materialize; we may be unable to retain or replace key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations; relationships with key customers of acquired businesses may be impaired due to changes in management and ownership of the acquired businesses; we may be exposed to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses; we may be exposed to unknown liabilities; higher than expected acquisition and integration costs could cause our quarterly and annual operating results to fluctuate; combining the operations and personnel of acquired businesses with our own could be difficult and costly; and entering new markets may involve risks.  If we are unable to successfully integrate the businesses we have acquired or successfully consummate strategic transactions in the future, our business could be materially adversely affected.

We are subject to an FTC consent decree and a number of state consent agreements which impose restrictions and obligations upon us and could have a material adverse effect on our business.  On March 30, 2012, we acquired all of the outstanding shares of Airborne, Inc., which is subject to an FTC consent decree entered into in 2008, and 32 consent agreements that settle lawsuits brought by individual state Attorneys General.  The FTC consent decree and state consent agreements, among other things, prohibit certain product representations and advertising claims and impose specific reporting and recordkeeping obligations.  Any determination that Airborne has violated these obligations could result in enforcement, including substantial monetary penalties, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2012 third quarter:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

December 1 – December 31	—	$ —	—	—

January 1 – January 31	7,197	10.52	—	—

February 1 – February 29	—	—	—	—

Total	7,197	$ 10.52	—	—

(1)	Repurchase of these shares was to satisfy employee minimum tax withholding obligations due upon issuance of shares underlying restricted stock unit awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

SCHIFF NUTRITION INTERNATIONAL, INC.

Date: April 6, 2012	By:	/s/ Tarang Amin
Tarang Amin
President, Chief Executive Officer and Director

Date: April 6, 2012	By:	/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer