Form 10-K
period 2012-05-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2012-08-14
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2012
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $158,759,834 as of November 30, 2011, the last day of the registrant's second fiscal quarter, based upon the closing price on the New York Stock Exchange of $11.89 for shares of the registrant's Class A common stock on November 30, 2011.
As of August 9, 2012 the registrant had outstanding 21,807,164 shares of Class A common stock and 7,486,574 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended May 31, 2012, are incorporated by reference into Part III hereof.

PART I

Note on Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K, including statements under the captions “Business,” “Risk Factors,” “Legal Proceedings,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections.  Statements that are not historical facts, including statements that are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements.  While we believe these assumptions, expectations, estimates and projections are reasonable, such statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially.  The fact that some of the risks may be the same or similar to past reports we have filed with the Securities and Exchange Commission (“SEC”) means only that the risks are present in multiple periods.  We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are endemic to the industry does not lessen their significance.  Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.  Important factors that may cause these forward-looking statements to be false or materially different from our current expectations include, but are not limited to, the factors discussed in Items 1, 1A, 3, 7 and 7A of this Annual Report.  Industry data used throughout this report was obtained from industry publications and internal company estimates.  While we believe such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

You should carefully consider the risks described in this Annual Report on Form 10-K, including those set forth in “Item 1A-Risk Factors” below.  Any of these risks could have a material adverse effect on our results of operations and financial condition.

ITEM 1. BUSINESS

General

Schiff Nutrition International, Inc. is a leading nutritional supplement company offering vitamins, nutrition supplements and nutrition bars in the United States and abroad.  Our portfolio of well-known brands, including MegaRed®, Move Free®, Airborne®, Tiger's Milk®, Sustenex®, Digestive Advantage® and Schiff® Vitamins, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store, distribution channels.

Our principal offices are located at 2002 South 5070 West, Salt Lake City, Utah 84104 and our telephone number is (801) 975-5000.  We were incorporated in Delaware in 1996.  Our corporate internet web site address is www.schiffnutrition.com.  We have included our internet web sites here and elsewhere only as an inactive textual reference.  The information contained on the internet web sites is not incorporated by reference into this Annual Report on Form 10-K.  We file our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto with the SEC.  Electronic copies of our periodic reports and current reports, and any amendments to those reports, are available free of charge by accessing our corporate internet web site at www.schiffnutrition.com, which provides a link to www.sec.gov, the web site maintained by the SEC.

Industry Overview

According to the “Nutrition Business Journal,” the market for vitamins, minerals, supplements and herbs in the United States was estimated to be approximately $28.7 billion in 2010 (the most recent year for which data is available).  We believe that the market has reached its present size due to a number of factors, including:

•	increased interest in health and wellness as consumers increasingly embrace healthy lifestyles and more proactively manage their individual health needs;

•
increased awareness of the health benefits of dietary supplements, especially as reports and medical research indicating a correlation between consumption of specific nutrients and better health continue to heighten public knowledge of the benefits of dietary supplements for health;

•	a growing population of older Americans, who are more likely to consume dietary supplements and nutritional products, with an increasing interest in more proactively managing one's own health needs;

•	successful new product introductions in part due to new scientific findings; and

•
a trend towards preventative measures and healthy living due, in part, to rising health care costs, dissatisfaction with existing health care systems, and greater acceptance of alternative/preventative care.

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

Brands, Products and Distribution

We market a broad line of specialty supplements, vitamins and minerals under the Schiff brand, which has been available to consumers for over 75 years.  We also recently acquired Airborne, Inc., a leading brand in immune support.  The Schiff and Airborne brands emphasize high quality and natural ingredients, primarily consisting of tablet, capsule, softgel and on-the-go packet product forms.

Our specialty supplements are designed to provide consumers with targeted support for their wellness efforts, and include joint care products including Move Free and glucosamine products; Omega-3 products, including MegaRed; a line of probiotic digestive health products, including Digestive Advantage and Sustenex; immune support products, including Airborne; and a variety of other specialty supplements.  Move Free is one of the leading joint care products in the mass market channel and MegaRed represents a growing Omega-3 krill oil product line.  Move Free, MegaRed and Airborne comprise a significant portion of our branded sales.  We cannot assure you that Move Free, MegaRed, Airborne or other of our products will maintain current sales levels over time.  A significant decrease in Move Free, MegaRed or Airborne sales would have a material adverse effect on our results of operations and financial condition.  Other Schiff brand specialty supplement products include:

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

Our brands are marketed primarily in the mass market retail channel, with additional limited distribution in health food stores.  Our products are sold domestically in leading retail outlets in all 50 states.  Our mass market customers include:

•	warehouse clubs, such as Costco, Sam's Club and BJ's;

•	mass merchandisers, such as WalMart and Target;

•	drug stores, such as Walgreens, CVS and Rite Aid; and

•	supermarkets, such as Fred Meyer, Giant, Kroger, Publix, Safeway, Stop & Shop, H-E-B and Raley's.

We service the health food market primarily through sales to leading health food retailers and distributors.

We also manufacture and distribute private label products primarily for certain retail customers where we sell our branded products.  Private label products are sold to key retailers for distribution under their store brand names.  Private label products primarily include specialty supplements, vitamins and minerals, such as joint care products, Vitamin B and Calcium Citrate.  Private label business is highly competitive and price-sensitive, often subject to competitive bidding processes at the retailer's discretion, which could impact, potentially significantly, our overall net sales and profit margins.

Our largest customers are Costco and WalMart (including Sam's Club) and our concentration in these two customers is significant.  Combined, these two customers accounted for 66%, 73% and 72%, respectively, of total net sales for fiscal 2012, 2011 and 2010.  We cannot assure you that either Costco or WalMart will continue to be significant customers in the future.  The loss of either Costco or WalMart as a customer, or a significant reduction in purchase volume by Costco or WalMart, would have a material adverse effect on our results of operations and financial condition.

We also export certain Schiff products, particularly in the joint care category, to various international markets.  In certain countries where we have an existing relationship with a retailer, such as Costco, we sell our products directly to the retailer.  We sell to independent distributors in countries where we do not have direct relationships with retailers.  See Note 1 of the Notes to Consolidated Financial Statements for domestic and international net sales amounts.  See “Item 1 - Business - Government Regulation” and “Item 1A - Risk Factors” for additional information relating to our export business.

We also market a line of nutrition bar products under the Tiger's Milk brand.  The Tiger's Milk product line includes several nutrition bars that supply protein, vitamins and other essential nutrients with fewer calories than a traditional candy bar.  The Tiger's Milk brand is intended to provide consumers with a healthy alternative to traditional snack foods and candy bars and is sold primarily through warehouse clubs, mass market retailers and convenience stores, with additional limited distribution in health food stores.

We believe our business is a single operating and reportable segment.  See “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements in this Annual Report, for more information concerning reportable segments and the geographic areas and channels in which we conduct our business.

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

We market our products using a mix of trade and consumer promotions; television, internet, radio and print media advertising; and consumer education efforts.  Our advertising and marketing expenditures, excluding promotional incentives reflected as reductions from gross sales or increases in cost of goods sold, were $44.5 million, $21.2 million and $20.2 million, respectively, for fiscal 2012, 2011 and 2010.  Classification of promotional incentive costs as a reduction from gross sales or increase in cost of goods sold is required when the promotion effectively represents a price reduction or free goods.

During fiscal 2012, we significantly increased our investment in selling and marketing.  We continued to utilize television, internet, magazine and other media in fiscal 2012, along with sampling campaigns.  We substantially increased consumer and advertising spending for Move Free and MegaRed.  We also provided significant advertising and other consumer marketing support for Digestive Advantage and Sustenex, our recently acquired probiotic products.  Our overall level of trade spending, as a percentage of gross sales, decreased in fiscal 2012.  We expect this trend to continue in fiscal 2013.

Another key component of our marketing strategy is to educate consumers and key influencer groups about our innovative and beneficial nutritional supplement products.  We provide educational programs at conferences and trade, consumer and healthcare professional shows.  Our web sites, including www.schiffvitamins.com, www.movefreeadvanced.com, www.schiffmegared.com, www.digestiveadvantage.com, www.airbornehealth.com and www.tigersmilk.com also provide additional educational information to consumers, customers and healthcare professionals.

Product Research and Development

We are committed to research and development to create new products, develop product line extensions for existing products, and develop more effective and efficient means of processing ingredients for use in products.  New product development and process improvements are important to the nutritional supplement industry to create new market opportunities, meet consumer demand and strengthen relationships with customers.

We maintain an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits.  To support our research and development efforts, we employ scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy and safety studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns.  For research and development initiatives, we conduct research and development in our own facility and with third parties.  Product research and development expenses were $5.1 million, $4.0 million and $4.7 million, respectively, for fiscal 2012, 2011 and 2010.

Manufacturing and Product Quality

We manufacture the majority of our products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which also includes our main distribution center, administrative offices and nutrition bar manufacturing plant.  Our Salt Lake City capsule and tablet facility is designed and operated to meet the current Good Manufacturing Practices (“GMPs”) as promulgated by the US FDA in 21 CFR Part III.  In September 2009, we underwent our first Food and Drug Administration (“FDA”) inspection under the new Dietary Supplement GMP regulations, which concluded without the issuance of a Form FDA 483, Notice of Adverse Findings.

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

Our bottling and packaging, counting, check weighing and filling operations are automated to promote accuracy and compliance with weights and measures regulations.  We have invested in production line flexibility to accommodate various filling sizes, weights or counts of product and final shipped unit configurations to fulfill customer and ultimate consumer needs.  The distribution center features a racked warehouse with fulfillment to certain customers and direct to consumer occurring 24 hours each business day.

We maintain and operate a Manufacturing Resource Planning (“MRP”) system that is integrated with distribution, warehousing and quality control, which provides real-time lot and quality tracking of raw materials, work in progress and finished goods.  We manufactured approximately 60% of products we sold in fiscal 2012, based on net sales.  We also have a working relationship with numerous outside manufacturers, including softgel and tablet manufacturers and packagers, and utilize these outside sources as needed.  Manufacturing backlogs, to the extent they may occasionally exist, have not had a material impact on delivery time to the customer.

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

We employ a purchasing staff that works with marketing, product development and quality control personnel to source raw materials for our products.  The majority of the raw materials we use are imported from the Asia Pacific region, and the majority of the packaging materials we use are provided in the United States.  We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification and qualification of alternative suppliers for the same, or similar, raw materials where available.

We have a long-term supply and license agreement with our third-party supplier for a key ingredient used in our MegaRed product, which is essential to our business.  While we have a contract in place providing for the continuing supply of this ingredient, we cannot assure you that the supplier will continue to supply this ingredient in the quantities or on the terms we require, or at all.  See “Item 1 - Business - Intellectual Property” and “Item 1A - Risk Factors.”  The failure of this supplier to deliver will impact our net sales and profit margins and may damage our reputation with our customers, which would have a material adverse effect on our results of operations and financial condition.  We cannot guarantee that we will be able to secure an alternate supplier to provide this ingredient on terms acceptable to us, or at all.

Competition

The market for the sale of nutritional supplements is highly fragmented and competitive.  We believe that competition is based principally upon price, quality and efficacy of products, customer service, brand name and marketing and trade support, and successful new product introductions.

Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories.  In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market.  These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Other companies are able to compete more effectively due to a greater extent of vertical integration.  Private label products of our customers, which in recent years have significantly increased in certain nutrition categories (including the joint care, omega-3 and immune support categories), compete directly with our products.  In several product categories, private label items are the market share leaders.  Increased competition from such companies, including private label pressures, particularly relating to the joint care, omega-3 and immune support categories, could have a material adverse effect on our results of operations and financial condition.

Many companies within the industry are privately-held.  Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors with respect to sales to retailers.  As the nutritional supplement industry continues to evolve, we believe retailers will align themselves with suppliers who are financially stable, market a broad portfolio of products and/or well-known brands, provide quality assurance and offer superior customer service.  We believe that we compete favorably with other nutritional supplement companies because of our financial stability, brand names, customer service, competitive pricing, sales and marketing support and quality of our product lines.

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

The FDA regulates foods and dietary supplements through the Food, Drug and Cosmetic Act (“FDCA”) and amendments thereto, including the Nutrition Labeling and Education Act of 1990 (“NLEA”); the Dietary Supplement Health and Education Act of 1994, as amended (“DSHEA”); and the Food Safety Modernization Act of 2011 (“FSMA”).  The NLEA outlines the requirements for declaring the nutritional content of foods and dietary supplements.  DSHEA establishes a statutory class of dietary supplements, including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients.  FSMA requires the FDA to implement a variety of new regulations and enforcement policies, intended to better ensure the safety of food products marketed in the United States, including dietary supplements.

In June 2007, the FDA published final good manufacturing practices (“GMPs”) specifically for the dietary supplement industry.  The effective compliance date for companies like ours with fewer than 500 employees but more than 20 employees was June 22, 2009.  These GMPs are more detailed than the GMPs previously applicable to us and resulted in increased expenses, changes to our processes or products and/or implementation of additional recordkeeping and administrative procedures.  Among other things, these GMPs: (i) require identity testing on all incoming dietary ingredients, (ii) call for a “scientifically valid system” for ensuring finished products meet all specifications, (iii) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures, and (iv) require extensive recordkeeping.  We do not currently expect the incremental cost of ongoing compliance efforts to be material.

In September 2009, we underwent our first FDA inspection under the new Dietary Supplement GMP regulations, which concluded without the issuance of a Form FDA 483, Notice of Adverse Findings.  While we believe we are currently in compliance with the GMPs, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

In December 2006, Congress passed legislation requiring companies that manufacture or distribute over-the-counter (“OTC”) products or dietary supplements to report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping procedures for all alleged adverse events (serious and non-serious).  The legislation requires manufacturers and distributors of OTC products or dietary supplements to report to the FDA any serious adverse event reports received, even if the party making the report provides no medical or other information to the manufacturer or distributor.  There is a risk that consumers, the press or government regulators could misinterpret adverse event reports as evidence of causation by the ingredient or product complained of, which could lead to consumer confusion, damage to our reputation, banned or recalled ingredients or products, increased insurance costs, class action litigation and a potential increase in product liability litigation, among other things.  The occurrence of any of the foregoing could have a material adverse effect on our operations and financial condition.

Generally, under DSHEA, dietary ingredients on the market before October 15, 1994 may be used without prior notification to the FDA.  However, dietary ingredients not marketed prior to October 15, 1994 may be “new dietary ingredients” under DSHEA and may require a submission to the FDA at least 75 days prior to marketing such ingredient evidencing a history of use or other evidence of safety to establish that the ingredient will reasonably be expected to be safe.  Recently, the FDA published draft guidance for industry regarding “new dietary ingredient” notifications.  This draft guidance was open for public comment for approximately five months.  In response to numerous public comments objecting to how the FDA proposed to implement the guidance, the FDA intends to re-evaluate and redraft certain portions of the guidance.  The FDA has not provided a timeline in which new guidance will be published.  We are unable to predict what the new guidance may require or what effect, if any, “new dietary ingredient” notification guidance will have on our business.  We cannot assure you that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients.  In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as “illegal” under the FDCA because of the failure to file a new dietary ingredient notification.

DSHEA permits statements of “nutritional support” or “structure/function” claims for dietary supplements that may describe how particular dietary ingredients affect the structure, function or general well-being of the body or describe the mechanism of action by which dietary ingredients affect the foregoing.  These structure/function claims may not address diseases or symptoms of disease, meaning that such statements may not claim to diagnose, treat, prevent, cure or mitigate an illness or disease, unless the claims are authorized by the FDA.  A structure/function claim in advertising or on a product label must have substantiation that the claim is truthful and not misleading, and have a disclaimer that the statement has not been evaluated by the FDA and that the product is not intended to diagnose, treat, cure or prevent any disease.  We cannot assure you that a regulatory agency, court or other third party will not challenge one or more of our product claims or labels and take adverse action against us.

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

Although most of our products are classified as dietary supplements, some of our products are conventional foods, which are also subject to the Nutrition Labeling and Education Act of 1990 (“NLEA”).  The NLEA prohibits health claims being made for a food without prior FDA approval and establishes requirements for ingredient and nutrition labeling.

The FTC exercises jurisdiction over the advertising of nutritional and dietary supplements under the Federal Trade Commission Act.  In November 1998, the FTC published advertising guidelines for the dietary supplement industry entitled “Dietary Supplements: An Advertising Guide for Industry.”  These guidelines reiterate many of the policies regarding dietary supplements the FTC has periodically announced over the years, particularly with respect to the substantiation of claims made in advertising of dietary supplement products.  In the past several years, the FTC has instituted several enforcement actions against dietary supplement companies alleging false and misleading advertising of certain products.  These enforcement actions have resulted in consent decrees and/or the payment of fines by certain of the companies involved.  We entered into a consent decree with the FTC effective November 2000 governing diet and weight loss claims and certain disease, safety and comparative health benefit claims.  In addition, Airborne, Inc., which we acquired on March 30, 2012, entered into a consent decree with the FTC in 2008 governing certain product representations and advertising claims for the Airborne products and imposing specific reporting and record keeping obligations.

The National Advertising Division (“NAD”) of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims.  The NAD also has its own advertising monitoring program, and initiates its own challenges to advertising that it has reviewed.  The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating FTC rules, regulations or guidance to the FTC for further action.  In February 2009, we revised our MegaRed packaging, advertising, promotional materials and website to comply with the NAD's recommendations arising from a competitive challenge.  We cannot assure you that in the future the NAD will not deem one or more of our advertising claims to be impermissible.

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring reformulation of products, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company provide full or partial refunds to consumers), seeking settlement relief in the form of consent decrees, seeking injunctive relief or product seizures, and imposing civil penalties or commencing criminal prosecution.  In addition, certain state agencies have similar authority.  These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplement industry. In addition, the FDA has been able to generate a significant amount of media coverage when concerned about an ingredient or product.  When the media covers such a story, the reputation of a company, product or ingredient may be seriously damaged, even if the information provided is incomplete or incorrect.

Our international activities are subject to regulation in each country in which we sell or distribute our products.  In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses or certifications from a country's ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  We must also comply with product labeling and packaging regulations that vary from country to country.  Furthermore, the regulations of these countries may conflict with those in the United States and with each other, sometimes causing higher costs and expenses, product reformulations, and delay.  In countries in which we do not have direct relationships with retailers, independent distributors generally have responsibility for compliance with applicable foreign laws and regulations.  These distributors are independent contractors over whom we have limited control.

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

We may be subject to additional laws or regulations by the FDA or other federal, state, county, local or foreign regulatory authorities, the repeal of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future.  There have been several new laws proposed at the federal level that we believe would be unfavorable to the dietary supplement industry and our company, if enacted as proposed.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations, legal proceedings or administrative orders, when and if promulgated or initiated, would have on our business in the future.  Such changes could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping requirements, expanded documentation of the properties of certain products, new or different labeling, additional scientific substantiation, additional personnel, or new or additional processes, procedures or requirements.  Any or all of such changes or requirements and the related costs to comply with such changes or requirements could have a material adverse affect on our results of operations and financial condition.

Environmental Regulation

Our facilities and operations, in common with those of similar industries making similar products, are subject to many federal, state and local requirements, rules and regulations relating to the protection of the environment and of human health and safety, including regulating the discharge of materials into the environment. We examine ways to reduce our emissions and minimize waste and limit our exposure to any liabilities, as well as decrease costs related to environmental compliance. Costs to comply with current and anticipated environmental requirements, rules and regulations are not anticipated to be material when compared with our overall costs. Accordingly, we do not anticipate that such costs will have a material adverse effect on our results of operations and financial condition.

Intellectual Property

We have registered, or applied for, over 70 trademarks in the United States for our Schiff, Move Free, MegaRed, Airborne and Tiger's Milk brands and certain of our products and slogans.  We also license rights for trademarks material to our business, including Move Free, and for the use of our brand names, including Schiff and Tiger's Milk, in certain countries outside of North America.  However, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States.

We rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights do not provide us with the same level of protection as afforded by a United States trademark registration.  In addition, common law trademark rights have geographic limitations.

Our trademarks are an important component of our brand-building strategy.  We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products.  United States registered trademarks have a perpetual life as long as they are renewed on a timely basis and are used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage.

Although we typically do not enter into long-term contracts with our suppliers, we have long-term supply and/or license agreements with third-party suppliers for key ingredients used in certain of our products, including our MegaRed product.  Our MegaRed product is essential to our business and contains a key ingredient, the rights for which we license from a third-party supplier pursuant to a long term supply agreement.  The agreement provides us with certain exclusive and non-exclusive rights to use the key ingredient in certain fields of use, sales channels and territories.  The agreement requires the third-party supplier to supply certain guaranteed minimum quantities of the key ingredient and requires us, subject to certain exceptions, to purchase all of our requirements for the key ingredient from the third-

party supplier.  The agreement also provides us with a right of first negotiation regarding the expansion of our exclusive rights into other fields of use, channels of trade and territories as well as the marketing of blended and formulation products using the key ingredient and new products developed by the third-party supplier.  The agreement also allows us to use on a non-exclusive basis certain trademarks of the third-party supplier and grants us a flow-through license under certain U.S. patents.  The term of the agreement extends to June 30, 2016, after which there are one-year extensions unless a party provides six months notice of non-renewal.  The agreement may be terminated by either party under certain circumstances, including upon the other party's breach of the agreement and failure to cure such breach within a prescribed time period.  We cannot assure you that our supplier will prevail in preventing third parties from selling the key ingredient in the third parties' competing products at a lower cost.  We also cannot assure you that we will be able to extend the agreement beyond its expiration date. Any of these events could have a material adverse effect on our results of operation and financial condition.

Backlog

Sales are made primarily pursuant to frequently recurring purchase orders for delivery within a relatively short period of time.  These orders generally may be revised or canceled without penalty.  In light of current industry practice and experience, we do not believe that backlog information is necessarily indicative of actual sales for any succeeding period.

Employees

At May 31, 2012, we employed 393 persons, of whom 206 were in management, sales, purchasing, logistics and administration and 187 were in manufacturing operations.  In addition, we utilize temporary employees in some of our manufacturing operations.  We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

A significant portion of our total net sales are dependent upon our Move Free, MegaRed and Airborne products, and a significant decrease in sales of these products would have a material adverse effect on our results of operations and financial condition.  Our Move Free, MegaRed and Airborne products account for a significant portion of our total net sales.  We cannot assure you that our Move Free, MegaRed or Airborne products will maintain sales or margin levels over time.  A significant decrease in Move Free, MegaRed or Airborne sales would have a material adverse effect on our results of operations and financial condition.

Two of our customers account for a substantial portion of our net sales, and the loss of, or decreased purchases by, one or both of these customers would have a material adverse effect on our results of operations and financial condition.  Our largest customers are Costco and WalMart (including Sam's Club).  Combined, these two customers accounted for 66%, 73% and 72%, respectively, of total net sales for fiscal 2012, 2011 and 2010.  We do not have agreements to supply products for most of our sales to Costco and WalMart and, therefore, we cannot assure you that either Costco or WalMart will continue to be significant customers in the future.  The loss of either Costco or WalMart as a customer, or a significant reduction in purchase volume by Costco or WalMart, would have a material adverse effect on our results of operations and financial condition.

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

We operate in a highly competitive industry, in which increased competition and pricing pressures could have a material adverse effect on our results of operations and financial condition.  The market for the sale of nutritional supplements is highly competitive.  Many of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Other competitors are more vertically integrated than we are.  Additional national or international companies may enter or increase their presence (through acquisition or organic growth) in our industry.  Private label products of our customers, the number of which in recent years has significantly increased in certain nutritional supplement categories, also create significant pricing pressure and competition with our products.  Because nutritional supplements can be purchased in various channels of distribution, we also compete with products sold outside of the mass market retail channel, including health food stores, direct sales, direct mail and internet distribution channels.  Increased competition, including expansion of private label products, or increased pricing pressure, could have a material adverse effect on our results of operations and financial condition.

Among other factors, competition among manufacturers, distributors and retailers of nutritional supplements is based upon price.  Because of the high degree of price competition, we generally have not been able to pass along increases in raw material prices to our customers.  If one or more of our competitors significantly reduce their prices in order to gain market share (particularly relating to the joint care and omega-3 categories), or if raw material prices increase and we are unable to pass along the increased cost to our customers (particularly relating to the joint care and omega-3 categories), our results of operations and financial condition could be materially adversely affected.

Increased private label bidding activity could negatively impact net sales and profit margins, potentially significantly.  We manufacture and distribute private label (store brand) products for certain retail customers where we sell branded products.  There has been a significant increase in bidding activity for the manufacture of private label nutritional supplements distributed in mass market retail accounts since January 2010.  The competitive bidding activity is expected to continue.  As a result of the bidding process, we no longer manufacture certain products that represented a significant portion of our private label business.  We expect to continue to participate in the bidding processes for products we believe will contribute to the success of our business although we cannot predict how many new products we will win or how many existing products we will lose.  The increased private label bidding activity could negatively impact our sales and profit margins.

Increases in prices of raw materials could have a material adverse effect on our results of operations and financial condition.  Raw materials account for a significant portion of our manufacturing costs.  We have encountered material fluctuations in the pricing of key raw materials in the past.  Historically, we generally have not been able to pass along raw material price increases.  Significant increases in raw material prices could have a material adverse effect on our results of operations and financial condition.

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

We typically do not enter into long-term contracts with our suppliers.  However, we have long-term supply and/or license agreements with third-party suppliers for key ingredients used in our Move Free, MegaRed, Digestive Advantage, Sustenex and Airborne products.  While the contracts provide for the continuing supply of these ingredients, we cannot assure you that the suppliers will continue to supply these ingredients in the quantities or on the terms we require, or at all.  See “Item 1 - Business - Intellectual Property.”

In addition, from time to time, we enter into forward purchase commitments regarding certain raw materials.  We cannot assure you that the suppliers will supply the raw materials in accordance with the terms of the forward purchase commitments, or at all.  For certain ingredients, we do not have alternate suppliers.  Any significant failure to supply or changes in the material terms of supply by the Move Free, MegaRed, Digestive Advantage, Sustenex and Airborne key ingredient suppliers or our other raw materials suppliers, could have a material adverse effect on our results of operations and financial condition.

We are subject to potential delays in the delivery of raw materials caused by events beyond our control, including, among other factors, strikes or labor disputes, transportation interruptions, capacity issues at supplier factories, weather-related events, natural disasters or other catastrophic events and changes in government regulations.  Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products.  The occurrence of any of the foregoing could have a material adverse effect on our results of operations and financial condition.

We acquire a significant amount of key ingredients for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.  We acquire a significant amount of key ingredients for a number of our products from suppliers outside of the United States.  Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations.  While we have a supplier certification program and periodically audit and inspect our suppliers' facilities both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations.  There have in the past been quality and safety issues in our industry with certain items imported from the Asia Pacific region.  We may incur additional expenses and experience shipment delays due to preventative measures adopted by the foreign and United States governments, our suppliers and our company.

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

Our inability or failure to protect our intellectual property and proprietary techniques or our infringement of others' intellectual property could have a material adverse effect on our results of operations and financial condition.  Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in capsule or tablet form, it has become more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes.  Although we make efforts not to infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us or our intellectual property licensors.  Such claims of intellectual property infringement may require us to enter into costly royalty or license agreements, which we may be unable to obtain on terms acceptable to us or at all.  These claims could also be costly, cause reputational injury and divert the attention of management and key personnel.  To the extent that these developments prevent us from, or increase the cost of, offering or supplying competitive products or our licensed proprietary ingredients in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, this could have a material adverse effect on our results of operations and financial condition.

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

Our Move Free, MegaRed, Digestive Advantage and Sustenex products contain key ingredients, the rights for which we license from third-party suppliers pursuant to long-term supply and/or license agreements.  Our suppliers have patents and patents pending relating to the key ingredients, and have granted us exclusive and non-exclusive rights to market and sell products containing the ingredients in certain territories and classes of trade.  However, we cannot assure you that our suppliers will prevail in preventing third parties from selling the key ingredients in competing products at lower cost.  This could have a material adverse effect on our results of operations and financial condition.  See “Item 1 - Business - Manufacturing and Product Quality” and “Item 1 - Business - Intellectual Property.”

In addition, we have registered, or applied for, over 70 trademarks in the United States for our Schiff, Move Free, MegaRed, Airborne and Tiger's Milk brands and certain of our products and slogans, and have rights for trademarks material to our business in certain countries outside of North America.  Our policy is to pursue registrations for certain trademarks associated with our key products (though we continue to rely on common law trademark rights to protect our unregistered marks) and to protect our trademarks against infringement.  However, there can be no assurance that infringing products could not be marketed without our knowledge or consent.  Further, to the extent we rely upon foreign or common law protections for our marks, we may not be provided with as extensive protection as is afforded by a United States federal registration.  If we are unable to effectively protect our trademark rights, it could have a material adverse effect on our results of operations and financial condition.  See “Item 1 - Business - Intellectual Property.”

Our international sales expose us to certain risks associated with international commerce which could adversely affect our business.  Our international sales efforts are comprised of selling products, particularly our joint care products, from the United States on an export basis to retail customers or distributors abroad.  Operating in international markets exposes us to certain risks, including, among others, difficulty in understanding and complying with foreign regulations, changes in or interpretations of foreign regulations that may further limit our ability to sell certain products or ingredients in certain countries, the potential imposition of trade or foreign exchange restrictions or increased tariffs, difficulties in enforcement of contractual obligations, difficulty in collecting international accounts receivable, potentially longer payment cycles, and political instability.  We are often required to reformulate our products before commencing distribution in a given country.  We must comply with various and changing local labeling, customs and other regulations.  Trademark rights are often difficult to obtain and enforce in countries outside the United States.  There is also no assurance that we will be able to obtain and retain the necessary permits and approvals required for our international efforts.  The importance of these and other risks relating to exporting goods to foreign countries increases as our export business grows and expands.  Our inability to successfully launch products and maintain sales (especially in the joint care and omega-3 categories) outside of the United States while maintaining the integrity of the products sold and complying with local regulations could have a material adverse effect on our results of operations and financial condition.

Our failure to appropriately respond to changing consumer preferences and demand for new products or our failure to develop and/or sustain new products could have a material adverse effect on our results of operations and financial condition.  We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products and product enhancements.  The development and commercialization process, particularly relating to innovative products, is both time-consuming and costly and involves a high degree of business risk.  Although we seek to introduce additional products each year, the success of new products or product enhancements is subject to a number of variables, including developing products that will appeal to customers, be successfully commercialized in a timely manner, be priced competitively, be differentiated from those of our competitors, and comply with applicable regulations.  The inability to successfully implement or maintain marketing and spending programs, a consistent supply of raw material, competitive claims or strategic initiatives in support of our branded products or product enhancements could have a material adverse effect on our results of operations and financial condition.  We cannot assure you that our efforts to develop and introduce new products or existing product innovations will be successful, that customers will accept new products, or, if accepted, that customers will continue to sell the new products.  The failure to successfully launch, gain distribution or maintain distribution for new product offerings or product enhancements could have a material adverse effect on our results of operations and financial condition.

If we experience material product liability claims, FDA action or other litigation, it could have a material adverse effect on our results of operations and financial condition.  As a manufacturer and distributor of products designed to be ingested, we face an inherent risk of exposure to product liability claims, FDA action and litigation if our products are alleged to have caused loss or injury.  In addition, the manufacture and sale of our products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination.  Our products consist of vitamins, minerals, herbs and other ingredients that are classified as dietary supplements or foods, and generally are not subject to pre-market regulatory approval in the United States.  Some of our products contain ingredients that do not have long histories of human consumption.  Previously unknown adverse reactions resulting from human consumption of these, other of our ingredients, or combinations of ingredients could occur.  We have been, and in the future may be, subject to various product liability claims, including, among others, that our products caused injury or illness, that our products include inadequate instructions for use, or that our products include inadequate warnings concerning possible side effects or interactions with other substances.  Recently, the FDA has taken a more aggressive approach to enforcement.  A product liability claim or FDA action against us could result in increased costs, could adversely affect our reputation with our customers and consumers, and could have a material adverse effect on our results of operations and financial condition.

We are party to various lawsuits that arise in the ordinary course of business and may become party to others.  It is possible that future litigation could arise, or that developments could occur in existing litigation, that could have a material adverse effect on our results of operations and financial condition.

We may be unable to obtain sufficient insurance coverage to cover losses we may incur.  We maintain insurance relating to the operation of our business, including, among other coverages, property, general and product liability, workers' compensation and directors' and officers' liability policies.  However, our insurance coverage is subject to large individual claim deductibles for certain policies, individual claim and aggregate policy limits, exclusions and other terms and conditions.  In addition, our current product liability coverage excludes claims relating to certain categories of products and products that contain certain ingredients.  Certain damages in litigation, such as punitive damages, also are generally not covered by insurance.  We cannot assure you that our insurance will be sufficient to cover our losses, that future insurance coverage will not contain additional exclusions or limitations, that we will be able to continue to obtain insurance coverage, or that insurance coverage will be available at an economically reasonable cost.  In the event that we do not have adequate or any insurance, product liability claims, litigation or other losses could have a material adverse effect on our results of operations and financial condition.

Our failure to comply with existing or new regulations, both in the United States and abroad, or an adverse action regarding product formulation, claims or advertising could have a material adverse effect on our results of operations and financial condition.  Our business operations, including the formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products, are subject to regulation by various, federal, state and local government entities and agencies, particularly the FDA and FTC, in the United States as well as foreign entities and agencies.  See “Item 1 - Business - Government Regulation.”  From time to time we may be subject to challenges to our marketing, advertising or product claims in litigation or governmental, administrative or other regulatory proceedings.  Failure to comply with applicable regulations or withstand such challenges could result in changes in product labeling, packaging, or advertising, product reformulations, discontinuation of our product by retailers, loss of market acceptance of the product by consumers, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines, monetary settlements or criminal prosecution.  Any of these actions could have a material adverse effect on our results of operations and financial condition.  As a result of our efforts to comply with applicable statutes and regulations, from time to time we have reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs.  We cannot assure you that we will not have to make such changes or revisions in the future, which could have a material adverse effect on our results of operations and financial condition.

In June 2007, the FDA published extensive GMPs for dietary supplements.  See “Item 1 - Business - Government Regulation.”  The effective compliance date for companies like ours with fewer than 500 employees was June 22, 2009.  While we do not currently expect the cost of ongoing compliance efforts to be material, we cannot assure you that, in complying with the GMPs, we will not incur substantial costs that may have a material adverse effect on our results of operations and financial condition, or that our operations or those of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses or certifications from a country's ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  We must also comply with product labeling and packaging regulations that vary from country to country.  Furthermore, the regulations of these countries may conflict with those in the United States and with each other.  The cost of complying with these various and potentially conflicting regulations can be substantial and could have a material adverse effect on our results of operations and financial condition.

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

If we experience product recalls or a significant amount of product returns, we may incur significant and unexpected costs, and our business reputation could be materially adversely affected.  Manufacturers and distributors of products in our industry are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as ingredient contamination, unintended harmful side effects or interactions with other ingredients, packaging safety and inadequate or inaccurate labeling disclosure.  If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall.  We may lose a significant amount of sales and we may not be able to replace those sales.  In addition, a product recall may require significant management attention.  We acquire all of our raw materials for the manufacture of our products from third parties.  In addition, certain products we sell are produced by third-party manufacturers.  Although we have procedures in place for qualifying suppliers and contract manufacturers, and for testing raw materials and finished products, we cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, FDA action or lawsuits.  Additionally, if one of our significant brands were subject to recall, the image of that brand and our company could be harmed.  A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition.  Additionally, product recalls may lead to increased scrutiny of our operations by federal, state or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We are dependent on a single manufacturing facility, and any material disruptions could adversely affect our business.  We manufacture a significant amount of the products we sell at our manufacturing facility in Salt Lake City, Utah.  Accordingly, we are highly dependent on the uninterrupted and efficient operation of our manufacturing facility.  Power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, workforce disruptions, natural or other disasters, or the failure to comply with laws or regulations or the requirements or directives of government agencies, including the FDA, could disrupt our operations and have a material adverse effect on our results of operations and financial condition.  While we do carry business interruption insurance, we cannot assure you that our coverage will be sufficient to cover losses from these types of business disruptions or that this insurance will continue to be available to us at an acceptable price, if at all.

If we are unable to consummate successful strategic transactions in the future, or integrate businesses we acquire, our business could be adversely affected.  An element of our strategy includes expanding our product offerings, gaining shelf space, enhancing business development and gaining access to new skills and other resources through strategic acquisitions, investments or other transactions when attractive opportunities arise.  We cannot assure you that attractive transaction opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any transactions or that any transactions which are consummated will prove to be successful.  Managing acquisitions, including our recent acquisition of Airborne, Inc. as well as any future acquisitions, entails numerous operational and financial risks, including: the anticipated financial performance and estimated cost savings and other synergies as a result of the acquisitions may not materialize; the inability to retain or replace key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations; the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses; the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses; the exposure to unknown liabilities; the fluctuation of quarterly and annual operating results due to higher than expected acquisition and integration costs; the combining of operations and personnel of acquired businesses with our own, which could be difficult and costly; and the risk of entering new markets.

We are subject to FTC consent decrees and a number of state consent agreements which impose restrictions and obligations upon us and could have a material adverse effect on our business.  On March 30, 2012, we acquired all of the outstanding shares of Airborne, Inc., which is subject to an FTC consent decree entered into in 2008, and 32 consent agreements that settle lawsuits brought by individual state Attorneys General.  The FTC consent decree and state consent agreements, among other things, prohibit certain product representations and advertising claims and impose specific reporting and recordkeeping obligations.  In addition, we are subject to an FTC consent decree entered into in 2000 governing diet and weight loss claims and certain disease, safety and comparative health benefit claims. Any determination that Airborne has, or we have, violated these obligations could result in enforcement, including substantial monetary penalties, which could have a material adverse effect on our results of operations and financial condition.

We are currently party to a $200.0 million credit facility, and may enter into other debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.  We are party to a $200.0 million credit facility that imposes various restrictions and covenants on us that limits our ability to pay dividends, enter into any mergers, consolidations or sales of property and incur additional debt.  In the future, we may incur additional indebtedness through arrangements such as credit agreements or term loans that may also impose similar restrictions and covenants.  We cannot assure you that we will be able to satisfy or comply with the provisions, covenants, financial tests and ratios of our existing credit facility or other debt arrangements we may enter into in the future.  Our failure to satisfy or comply with such provisions, covenants, financial tests and ratios would have a material adverse effect on our results of operations and financial condition.

If we lose key personnel or are unable to attract and fill key positions, our business could be materially adversely affected.  Our continued success will depend largely on the efforts and abilities of our senior management, many of whom are recent additions, and certain other key employees.  The loss or limitation of the services of any of our key management employees, or the inability to attract additional qualified personnel, could have a material adverse effect on our results of operations and financial condition.

Disruptions or failures in our information technology systems could have a material adverse effect on our business.  Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology.  Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support.  A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, computer viruses, cyber attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could have a material adverse effect on our business.  Our security procedures, such as virus protection software and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could have a material adverse on our results of operations and financial condition.

We are controlled by our principal stockholders.  Weider Health and Fitness (“WHF”) owns all of our outstanding shares of Class B common stock, representing over 75% of the aggregate voting power of all outstanding shares of our common stock.  In addition, pursuant to a stockholders agreement entered into by WHF and a subsidiary of TPG Growth (“TPG”), the middle market buyout and growth platform of TPG, a global private investment firm, two TPG representatives were appointed to serve as directors on our Board of Directors and WHF agreed to take certain corporate actions only with the prior written consent of TPG.  One of our directors also serves on the board of directors of WHF.  Together, WHF and TPG are in a position to exercise control over us and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by our amended and restated certificate of incorporation or amended and restated bylaws) and otherwise to direct and control our operations.  Accordingly, we cannot engage in any strategic transactions without the approval of WHF and TPG.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff.

ITEM 2. PROPERTIES

At May 31, 2012, we leased a facility in Salt Lake City, Utah, which serves as our principal offices and includes manufacturing, warehousing and distribution functions.  This facility contains approximately 418,000 square feet.  In June 2012, we amended the Salt Lake City facility lease agreement.  The amendment extended the lease term to January 2023 and, effective February 1, 2013, will reduce the square footage leased to approximately 330,000 square feet.  We also lease a smaller facility in Emeryville, California, which serves as offices for a number of our executive officers and other personnel.  We also lease sales offices in Bentonville, Arkansas and Minneapolis, Minnesota and a materials sourcing office in Shanghai, China.  We believe these facilities are adequate to meet our current corporate, manufacturing, warehousing and distribution needs.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal actions that arise in the normal course of business.  Although ultimate liability cannot be determined at the present time, based on available information, we do not believe the resolution of these matters will have a material adverse effect on our results of operations and financial condition.  However, it is possible that future litigation could arise, or that developments could occur in existing litigation, that could have a material adverse effect on our results of operations and financial condition.

We are engaged in litigation concerning advertising statements relating to our Move Free Advanced products.  In a case filed in May 2011 and pending in the United States District Court for the Southern District of California (“Lerma”), the plaintiff has brought two California statutory claims (under the Consumer Legal Remedies Act and the Unfair Competition Law) and a common law breach of express warranty claim, each of which alleges false or misleading advertising by us.  The plaintiff seeks to certify a class, which would consist of all California residents who purchased Move Free Advanced within the class period.  The plaintiff seeks actual damages, punitive damages and injunctive relief on behalf of this purported class.  In another case filed in December 2011 in the United States District Court for the Northern District of Illinois, Eastern Division (“Pearson”), the plaintiff alleged violations of the Illinois Consumer Fraud Act and similar consumer fraud statutes of certain other states relating to our advertising for Move Free Advanced, as well as personal injury and negligence claims.  In Pearson, the plaintiff sought to certify a class consisting of purchasers of Move Free Advanced within the applicable statute of limitations period or, alternatively, all Illinois residents who purchased these products within the applicable limitations period.  The plaintiff also sought actual damages, medical monitoring and attorneys' fees.  In February 2012, Pearson was voluntarily dismissed.  In March 2012, the plaintiff in Lerma was granted leave of court to add the Pearson named plaintiff and his allegations and claims to the Lerma case.  All of the plaintiffs' claims on behalf of respective proposed classes are now pending in Lerma.  We dispute the plaintiffs' allegations and intend to vigorously defend ourselves in the litigation.  At this time, however, we are unable to determine the amount of loss, if any, from these matters.

We establish liabilities when a particular contingency is probable and estimable.  As of May 31, 2012, it is reasonably possible that exposure to loss exists in excess of amounts accrued.  However, such amount, if any, cannot be currently estimated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “SHF.”  The high and low closing prices, unadjusted for any dividends declared, of our Class A common stock for each quarter of fiscal 2012 and 2011 are set forth below:

Fiscal Year Ended May 31, 2012:	High	Low
First Quarter	$11.62	$8.91
Second Quarter	12.94	9.01
Third Quarter	12.18	9.24
Fourth Quarter	17.00	10.11

Fiscal Year Ended May 31, 2011:	High	Low
First Quarter	$8.98	$6.77
Second Quarter	8.72	7.60
Third Quarter	9.08	6.94
Fourth Quarter	9.95	8.44

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

The special dividend noted above was funded from cash and cash equivalents.  All of the restricted stock and restricted stock units outstanding as of the dividend record date were vested as of May 31, 2012.  However, with respect to the vested restricted stock units for which the issuance of shares underlying these restricted stock units has been deferred, the dividends will not be distributed until after the deferred shares are issued.

Our Board of Directors will determine dividend policy in the future based upon, among other factors, our results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time.  In addition, our credit facility contains certain customary terms and conditions, including financial covenants, that may limit our ability to pay dividends on our common stock.  See “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 11 of Notes to Consolidated Financial Statements.  We can give no assurance that we will pay dividends in the future.

The closing price of our Class A common stock on August 9, 2012 was $19.45.  The approximate number of stockholders of record of our Class A common stock on August 9, 2012 was 237.  WHF owns all of the 7,486,574 outstanding shares of our Class B common stock.

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Schiff Nutrition under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph provides a five-year comparison of cumulative total stockholder return for Schiff Nutrition International, Inc.'s Class A common stock, the S&P 500 Index and a customized peer group of five companies that includes: Atrium Innovations Inc., Nature's Sunshine Products Inc., Nutraceutical International Corp., USANA Health Sciences Inc. and Vitamin Shoppe, Inc. The graph tracks the performance of a $100 investment in our Class A common stock, the S&P 500 Index and the peer group (with the reinvestment of all dividends) from May 31, 2007 to May 31, 2012.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Schiff Nutrition International, Inc., the S&P 500 Index and a Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
5/07
5/08
5/09
5/10
5/11
5/12
Schiff Nutrition International, Inc.
S&P 500
Peer Group

*$100 invested on May 31, 2007 in stock or index, including reinvestment of dividends.

	5/31/07	5/31/08	5/31/09	5/31/10	5/31/11	5/31/12
Schiff Nutrition International, Inc.	$100.00	$114.66	$88.69	$149.74	$220.89	$382.96
S&P 500 Index	100.00	93.30	62.92	76.12	95.87	95.48
Peer Group	100.00	78.74	65.22	84.19	101.66	111.21

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year Ended May 31,
	2012	2011	2010	2009	2008
Operating Statement Data(1):	(in thousands, except per share data)
Net sales	$258,911	$213,648	$204,887	$190,691	$176,914
Cost of goods sold	139,553	132,472	119,837	123,861	102,491
Gross profit	119,358	81,176	85,050	66,830	74,423
Operating expenses	93,896	60,983	56,240	51,644	58,059
Income from operations	25,462	20,193	28,810	15,186	16,364
Other income (expense):
Interest, net	(2,739)	(258)	(176)	765	1,917
Other, net	78	(45)	8	(4)	13
Total other income (expense), net	(2,661)	(303)	(168)	761	1,930
Income before income taxes	22,801	19,890	28,642	15,947	18,294
Income tax expense	9,074	7,248	10,196	5,617	6,992
Net income	$13,727	$12,642	$18,446	$10,330	$11,302
Weighted average shares outstanding:
Basic	29,296	28,986	28,360	27,333	26,636
Diluted	29,447	29,252	28,928	28,638	28,000
Net income per share:
Basic	$0.47	$0.44	$0.65	$0.38	$0.42
Diluted	$0.47	$0.43	$0.64	$0.36	$0.40
Cash dividends declared per common share	$—	$0.70	$1.00	$—	$1.50

	At May 31,
	2012	2011	2010	2009	2008
Balance Sheet Data(1):
Cash and cash equivalents	$8,607	$39,547	$31,768	$52,648	$45,979
Working capital	52,025	79,621	79,417	92,215	81,481
Total assets	332,266	132,566	129,980	130,197	124,486
Total debt(2)	135,762	—	—	—	—
Total stockholders' equity	113,179	96,460	100,448	109,693	99,487

(1)
Operating results for fiscal 2012 and the balance sheet at May 31, 2012 reflect the impact of two acquisitions, including the establishment of a new credit facility.  See Note 2 of Notes to Consolidated Financial Statements for description and impact of acquisitions.

(2)	Total debt is net of $6,238 in unamortized debt issuance costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Item 1A - Risk Factors.”  In addition, historical results are not necessarily indicative of operating results for future periods.

Overview

Schiff Nutrition International, Inc. is a leading nutritional supplement company offering vitamins, nutrition supplements and nutrition bars in the United States and abroad.  Our portfolio of well-known brands, including MegaRed®, Move Free®, Airborne®, Tiger's Milk®, Sustenex®, Digestive Advantage® and Schiff® Vitamins, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store, distribution channels.

According to the “Nutrition Business Journal,” the market for vitamins, minerals, supplements and herbs in the United States was estimated to be approximately $28.7 billion in 2010 (the most recent year for which data is available).  We believe that the market has reached its present size due to a number of factors, including increased interest in health and wellness, increased awareness of the health benefits of dietary supplements, a growing population of older Americans, successful new product introductions, and a trend towards preventative measures and healthy living.

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

Our Schiff brand, including Move Free, MegaRed and other specialty vitamins, minerals and supplements, has historically accounted for approximately 65% to 75% of total net sales.  Historically, Move Free and other joint care category products constituted approximately 35% to 50% of total net sales.  Since its introduction in fiscal 2008, MegaRed net sales, and the overall omega-3 category, have grown significantly.  In addition, during fiscal 2012, we acquired two probiotic brands, Digestive Advantage and Sustenex, as well as the Airborne brand portfolio of immune support products.  Accordingly, Move Free and other joint care category products now constitute a significantly smaller portion of our overall net sales.

Private label products, which we primarily produce for certain retail customers where we sell our branded products, have historically accounted for approximately 20% to 30% of total net sales.  As a result of recent acquisitions, branded sales growth and certain lost private label business, which was expected, and price reductions resulting from the private label competitive bidding processes, private label sales accounted for 14% of total net sales for fiscal 2012.  We believe private label sales, as a percent of total net sales, may decline further in fiscal 2013 as a result of branded sales growth, including the full year impact of Airborne sales.  Private label business is highly competitive and price-sensitive, often subject to competitive bidding processes at the retailer's discretion, which can impact, potentially significantly, our overall net sales and profit margins.  In addition, changes in our branded/private label sales mix can significantly impact our profitability because the gross profit percentage associated with private label sales is generally significantly lower than that for branded sales.

The vast majority of our branded and private label products are marketed and distributed, both domestically and internationally, in the mass market retail channel.  Our products are sold throughout the United States in the stores of leading retailers, including warehouse clubs, mass merchandisers, drug stores and supermarkets.  Our sales concentration in two customers is significant.  Combined, these two customers have historically accounted for approximately 65% to 80% of total net sales.

We also export certain Schiff and private label products, primarily in the joint care category, to various international markets, including primarily the Asia Pacific region, Mexico and the United Kingdom.  Historically, export net sales have accounted for less than 10% of total net sales.

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

We manufacture a significant amount of our products in a capsule and tablet manufacturing facility in Salt Lake City, Utah, which also includes our main distribution center, our primary administrative offices and our nutrition bar manufacturing plant.  Our Salt Lake City capsule and tablet facility is designed and operated to meet the current Good Manufacturing Practices as promulgated by the United States FDA in 21 CFR Part III.

Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographical market coverage, distribution channels and product categories.  In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market.  These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than us, have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  In addition, private label products of our customers compete directly with our products.

To maintain our competitive market share, we attempt to differentiate our products through continuous product innovations.  We also attempt to grow and/or maintain our market share through the introduction of new products, such as Move Free Ultra and MegaRed Extra Strength launched in fiscal 2012 and Schiff Mega-D3 launched in fiscal 2010, as well as growing our export business.  We provide significant selling and marketing support intended both to defend our Schiff branded business against competition, including private label, and ultimately to increase our market share.  These selling and marketing activities can significantly impact our profitability.  In addition, we continue to actively pursue acquisition opportunities to enhance our growth and help drive sales, marketing and operational efficiencies.  We believe our comprehensive quality control standards and superior customer service also enhance our customer relationships and assist in differentiating our products.

During fiscal 2012, 2011 and 2010, we provided selling and marketing support intended to defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category; support the growth and distribution of MegaRed; and support the launch and expansion of new products such as Move Free Ultra and MegaRed Extra Strength.  During fiscal 2012, 2011 and 2010, we also increased the distribution of our Schiff branded products, including our joint care products, in international markets.  During fiscal 2012, we significantly increased our investment in selling and marketing.  Specifically, we increased our advertising and other consumer marketing support to $37.9 million for fiscal 2012, from $15.5 million for fiscal 2011.  We believe this strategy is strengthening our brands, promoting consumer loyalty and contributing to the growth in our branded business.

Our gross profit and operating margins for fiscal 2012, compared to fiscal 2011 and 2010, were positively impacted by an increase in branded sales driven by two acquisitions and the launch of new products, combined with a reduction in lower margin private label sales.

Our operating results for fiscal 2012 and 2011 were negatively impacted by incremental acquisition-related expenses totaling $4.4 million and $1.2 million, respectively.  In addition, interest expense for fiscal 2012, compared to fiscal 2011 and 2010, increased $2.4 million due to the issuance of debt to fund two acquisitions.

Our operating results for fiscal 2011 were negatively impacted as a result of the retirement of our previous Chief Executive Officer (“CEO”) and transition to our new CEO.  We recognized $1.9 million in CEO transition-related expenses during fiscal 2011.  Fiscal 2011 operating results were also impacted as a result of the October 2010 purchase by TPG of 7,486,574 shares of our Class B common stock from WHF, which automatically converted to Class A common stock on a one-to-one basis (the “WHF-TPG transaction”).  The WHF-TPG transaction triggered certain provisions under our management and Board of Directors long-term incentive plans, including accelerated vesting of outstanding incentive awards.  For fiscal 2012, 2011 and 2010, respectively, we recognized approximately $2.8 million, $4.6 million and $3.4 million in management and Board of Directors long-term incentive plan expenses.  See Notes 1 and 14 of Notes to Consolidated Financial Statements for further description of the change in CEO and the WHF-TPG transaction and their impact on our financial results for fiscal 2011.

Our financial results for fiscal 2011 and 2010 were also impacted by the declaration of special cash dividends.  In connection with the declaration of the special dividends, our Board of Directors approved certain dividend equivalent rights allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As a result, we recognized $0.7 million and $0.5 million, respectively, in non-cash compensation expense during fiscal 2011 and 2010, together with corresponding increases in additional paid-in-capital.

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

Results of Operations
Fiscal 2012 Compared to Fiscal 2011

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2012 and 2011 (dollars in thousands):

	2012		2011
Net sales	$258,911	100.0%	$213,648	100.0%
Cost of goods sold	139,553	53.9	132,472	62.0
Gross profit	119,358	46.1	81,176	38.0
Operating expenses:
Selling and marketing	60,330	23.3	34,666	16.2
General and administrative	27,017	10.4	22,300	10.4
Research and development	5,114	2.0	4,017	1.9
Amortization of intangibles	1,435	0.6	—
Total operating expenses	93,896	36.3	60,983	28.5
Income from operations	25,462	9.8	20,193	9.5
Other expense, net	(2,661)	(1.0)	(303)	(0.1)
Income tax expense	(9,074)	(3.5)	(7,248)	(3.4)
Net income	$13,727	5.3%	$12,642	5.9%

Net Sales.  Net sales increased 21.2% to $258.9 million for fiscal 2012, from $213.6 million for fiscal 2011, due to an increase in branded net sales, partially offset by a decrease in private label sales.

Aggregate branded net sales increased 41.9% to $221.5 million for fiscal 2012, from $156.1 million for fiscal 2011.  The increase was primarily due to an $81.2 million increase in sales volume, partially offset by a $15.8 million increase in promotional incentives classified as gross sales price reductions and new product allowance for sales returns.  Classification of promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was attributable to increases in all key brands and an aggregate $27.8 million from the probiotics brands acquired on June 1, 2011 and the Airborne brand acquired on March 30, 2012.  We believe the overall increase reflects the impact of incremental advertising support.  Shipments into certain retail accounts of two new products, Move Free Ultra and MegaRed Extra Strength, also contributed to the sales volume increase for fiscal 2012.

Private label sales decreased 35.0% to $37.4 million for fiscal 2012, from $57.5 million for fiscal 2011.  The decrease primarily resulted from loss of business due to a continuing volatile and price competitive bidding environment for the manufacture of private label nutritional supplements distributed in mass market retail accounts.

Gross Profit.  Gross profit increased 47.0% to $119.4 million for fiscal 2012, from $81.2 million for fiscal 2011.  Gross profit, as a percentage of net sales, increased to 46.1% for fiscal 2012, from 38.0% for fiscal 2011, primarily resulting from an increase in branded sales driven by the probiotics and Airborne acquisitions and launch of new products, combined with a reduction in lower margin private label sales.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities that include these expenses as a component of cost of goods sold.

Operating Expenses.  Operating expenses increased 54.0% to $93.9 million for fiscal 2012, from $61.0 million for fiscal 2011.  Operating expenses, as a percentage of net sales, were 36.3% and 28.5%, respectively, for fiscal 2012 and 2011.  The increase in operating expenses reflects incremental selling and marketing, general and administrative, including acquisition-related costs, research and development and amortization of intangibles costs.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $60.3 million for fiscal 2012, from $34.7 million for fiscal 2011.  The increase was primarily due to a $22.4 million increase in advertising and other consumer marketing expenses.  Other variable selling and marketing expenses also increased $2.2 million due to the sales volume increase.  In addition, selling and marketing expenses increased $1.0 million, primarily resulting from an increase in consulting fees and personnel-related expenses, including incremental head count and accrued annual bonuses, offset by a decrease in long-term management incentive plan costs.  The decrease in long-term management incentive plan costs primarily resulted from the accelerated vesting of incentive awards in fiscal 2011 due to the WHF-TPG transaction.

General and administrative expenses increased to $27.0 million for fiscal 2012, from $22.3 million for fiscal 2011.  The increase was primarily due to an aggregate $5.3 million increase in personnel-related expenses, including incremental head count, the establishment of an office in Emeryville, California, and accrued annual bonuses and legal fees.  This increase was partially offset by a $1.2 million decrease in long-term management and board of director incentive plan costs due to accelerated vesting of outstanding awards in fiscal 2011 due to the WHF-TPG transaction.  In addition, we recognized $4.4 million in acquisition-related expenses in fiscal 2012.  In fiscal 2011, we recognized $3.8 million in incremental expenses, consisting of $1.2 million in acquisition-related expenses, $1.9 million in CEO transition-related expenses and $0.7 million in compensation expense related to the special dividend declared in September 2010.

Research and development costs increased to $5.1 million for fiscal 2012, from $4.0 million for fiscal 2011, primarily resulting from increases in product testing, personnel related expenses and fees related to our recently established scientific advisory board.

Amortization of intangibles increased $1.4 million for fiscal 2012, compared to fiscal 2011, due to the June 1, 2011 probiotics acquisition and the March 30, 2012 acquisition of Airborne.

Other Expense, net.  The $2.4 million increase in other expense, net, primarily resulted from an increase in interest expense.  Interest expense increased due to an increase in debt resulting from the June 1, 2011 probiotics acquisition and the March 30, 2012 acquisition of Airborne.

Income Tax Expense.  Income tax expense was $9.1 million for fiscal 2012, compared to $7.2 million for fiscal 2011.  The increase primarily resulted from an increase in pre-tax income, together with an increase in the effective tax rate.  The effective tax rate increased to 39.8% for fiscal 2012, from 36.4%, for fiscal 2011, primarily due to $2.0 million in non-deductible expenses associated with the Airborne acquisition.

Results of Operations
Fiscal 2011 Compared to Fiscal 2010

The following tables show comparative results for selected items as reported and as a percentage of net sales for fiscal 2011 and 2010 (dollars in thousands):

	2011		2010
Net sales	$213,648	100.0%	$204,887	100.0%
Cost of goods sold	132,472	62.0	119,837	58.5
Gross profit	81,176	38.0	85,050	41.5
Operating expenses:
Selling and marketing	34,666	16.2	33,611	16.4
General and administrative	22,300	10.4	17,883	8.7
Research and development	4,017	1.9	4,746	2.3
Total operating expenses	60,983	28.5	56,240	27.4
Income from operations	20,193	9.5	28,810	14.1
Other expense, net	(303)	(0.1)	(168)	(0.1)
Income tax expense	(7,248)	(3.4)	(10,196)	(5.0)
Net income	$12,642	5.9%	$18,446	9.0%

Net Sales.  Net sales increased 4.3% to $213.6 million for fiscal 2011, from $204.9 million for fiscal 2010, primarily due to increases in both branded and private label net sales.

Aggregate branded net sales increased 4.8% to $156.1 million for fiscal 2011, from $149.0 million for fiscal 2010, primarily due to a $15.7 million increase in sales volume, partially offset by an increase in promotional incentives classified as gross sales price reductions.  Classification of promotional incentive costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was primarily attributable to an increase in MegaRed sales due to incremental distribution into various accounts in the first half of fiscal 2010, as well as continued MegaRed sales growth supported by increases in advertising and sales promotional incentives, partially offset by a decrease in Move Free sales.  The decline in Move Free net sales was primarily attributable to an overall decline in the joint care category market, together with intense pricing pressures, including from both branded and private label competition.

Private label sales increased 2.9% to $57.5 million for fiscal 2011, from $55.9 million for fiscal 2010, primarily resulting from the timing and product mix of private label business acquired and lost in a continuing volatile and price competitive bidding process for the manufacture of private label nutritional supplements distributed in mass market retail accounts.  Fiscal 2011 net sales, as compared to fiscal 2010, overall were not significantly impacted by this competitive bidding process.

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

Operating Expenses.  Operating expenses increased to $61.0 million for fiscal 2011, from $56.2 million for fiscal 2010.  Operating expenses, as a percentage of net sales, were 28.5% and 27.4%, respectively, for fiscal 2011 and 2010.  The increase in operating expenses resulted primarily from our CEO transition and other organizational structure related expenses, an increase in acquisition related expenses and an increase in management and Board of Directors long-term incentive plan costs due to the accelerated vesting of outstanding awards triggered by the WHF-TPG transaction, partially offset by a decrease in research and development costs.

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

Liquidity and Capital Resources

Working capital decreased $27.6 million to $52.0 million at May 31, 2012, from $79.6 million at May 31, 2011.  Cash and cash equivalents and short-term available-for-sale securities, in aggregate, decreased $31.7 million at May 31, 2012, as compared to May 31, 2011, primarily due to $57.2 million in cash outlays for principle debt payments and debt issuance costs, $2.7 million in capital expenditures and $1.9 million in special dividend payments; partially offset by $28.9 million in positive cash flows from operations.  Net receivables increased by $2.4 million at May 31, 2012, as compared to May 31, 2011, primarily resulting from a $6.2 million increase in accounts receivable due to an increase in net sales for April and May 2012, as compared to April and May 2011, partially offset by a $1.5 million decrease in income taxes receivable and a $2.3 million increase in new product allowances for sales returns and other accounts receivable allowances.  Inventories increased $6.5 million at May 31, 2012, as compared to May 31, 2011, primarily resulting from $9.6 million in inventories associated with the two acquisitions, partially offset by a reduction in other inventories.  Accrued expenses increased by $3.3 million at May 31, 2012, as compared to May 31, 2011, primarily resulting from an increase in accrued annual bonuses.

At May 31, 2012, we held $5.8 million in available-for-sale securities, consisting of $3.2 million in certificates of deposit and $2.6 million in other debt securities; including $0.4 million in illiquid auction rate securities (“ARS”), which are fully insured state agency issued securities.  Although we have experienced failed auctions with these ARS, and will therefore not be able to access our funds invested in these ARS until future auctions of these investments are successful, the securities are called by the issuer or the securities mature, we believe we will be able to successfully liquidate these investments.  We believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), an $80.0 million revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  Borrowings under the Credit Facility were subject to interest at floating rates based on U.S. Bank's prime rate, the Federal Funds rate, or the LIBOR rate.  In addition, we were obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.25% to 0.50%.  The Credit Facility, which was scheduled to mature on August 18, 2012, was terminated on March 30, 2012.

On March 30, 2012, we replaced the Credit Facility with a new credit agreement (the “Credit Agreement”), with Royal Bank of Canada as agent, that provides for borrowings up to $200.0 million.  Pursuant to the Credit Agreement, as amended, we borrowed $140.0 million of term loans (the “Term Loans”) to partially finance our acquisition of Airborne, Inc.  The Credit Agreement also provides a $60.0 million revolving credit facility (the “Revolver Loans”), which may be used to fund our normal working capital and capital expenditure requirements, and certain permitted strategic transactions.  Borrowings under the Credit Agreement bear interest at floating rates, subject to a floor, based on the Royal Bank of Canada's prime rate, the Federal Funds rate, or the adjusted Eurodollar rate.  The Term Loans mature on March 30, 2018, and Revolver Loans mature on March 30, 2017.  The Term Loans will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity.  We may prepay any loans without penalty or premium, and Term Loans may be repaid at a discount subject to conditions set forth in the Credit Agreement.  We are required to prepay any Term Loans in an amount equal to (i) 100% of the net cash proceeds from any debt incurred by us, (ii) 100% of any asset sales, casualty and condemnation events and (iii) 50% of excess cash flow (such percentage to be subject to reduction based on achievement of specified senior secured net leverage ratios), in each case, subject to certain reinvestment rights and other exceptions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.375% to 0.750%.

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

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, as of May 31, 2012 or May 31, 2011.

A summary of our outstanding contractual obligations at May 31, 2012 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations, including interest(2)	$192,595	$12,360	$20,435	$20,050	$139,750
Operating leases	2,551	2,294	249	8	—
Purchase obligations(3)	19,584	19,584	—	—	—
Total obligations	$214,730	$34,238	$20,684	$20,058	$139,750

(1)	Unrecognized income tax benefits totaling approximately $474 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Debt obligations, including interest, exclude potential elective or required pre-payments, including the impact of such pre-payments on interest payments, as defined in the Credit Agreement.

(3)	Purchase obligations consist primarily of open purchase orders for goods and services, primarily including raw materials, packaging and outsourced contract manufacturing commitments.

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

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our consolidated financial statements:

•
We provide for valuation adjustments for changes in the fair values of our available-for-sale securities.  Fair values are based upon quoted market prices and/or other considerations, including fair values determined by financial institutions, current credit rating of the debt securities, insurance provisions and discounted cash flow analysis as deemed appropriate.  Changes in valuation adjustments for declines in the fair values of our available-for-sales securities did not impact net income for fiscal 2012, 2011 or 2010.  At both May 31, 2012 and 2011, unrealized losses resulting from fair market adjustments to our available-for-sale securities totaled $0.1 million.

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For fiscal 2012, 2011 and 2010, respectively, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of $1.0 million, $0.7 million and $0.7 million.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  Changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of $2.3 million for fiscal 2012.  For fiscal 2011 and 2010, respectively, changes in these allowances resulted in an increase in our gross profit and operating income of $0.2 million and $0.1 million.  At May 31, 2012 and 2011, respectively, our allowances for doubtful accounts, sales returns and discounts in aggregate amounted to $4.1 million and $1.8 million.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  Changes in valuation allowances relating to deferred tax assets did not significantly impact net income for fiscal 2012, 2011 and 2010.  At May 31, 2012 and 2011, deferred tax asset valuation allowances were zero.

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for fiscal 2012, 2011 and 2010.

•
We recognize compensation expense for certain performance based equity instrument (share-based payments) or cash awards over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical financial results and future financial expectations, including an analysis of sales trends and operating margins; as well as changes in the nutritional supplements industry and competitive environment.  For fiscal 2012, we did not recognize any compensation expense related to these awards as there were no performance based equity instruments outstanding.  For fiscal 2011 and 2010, respectively, we recognized compensation expense related to these awards of $3.0 million and $2.5 million.  At May 31, 2012, there was no unrecognized compensation expense.

•
We have certain intangible assets which are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  We also have goodwill, which is tested for impairment at least annually.  We did not recognize any intangible asset or goodwill impairment losses for fiscal 2012, 2011 or 2010.  The determination of whether or not these assets are impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded intangible assets or goodwill balance.

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

Seasonality

Our business generally is not inherently seasonal.  However, the recently acquired Airborne business is seasonal, with historically higher sales volumes during our second and third fiscal quarters.  We also experience fluctuations in sales resulting from timing of marketing and promotional activities, customer buying patterns and consumer spending patterns.  In addition, as a result of changes in product sales mix, competitive conditions, raw material pricing pressures and other factors, as discussed above, we experience fluctuations in gross profit and operating margins on a quarter-to-quarter basis.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Agreement, under which borrowings bear interest at floating rates, in aggregate had $142.0 million outstanding at May 31, 2012.  Interest income earned on our short-term investments is impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have had a material effect on our pretax earnings or cash flows during fiscal 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data and the report of KPMG LLP, our independent registered public accountants, are on the following pages F-1 through F-27 and are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2012, at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2012, based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in “Internal Control - Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of May 31, 2012.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of May 31, 2012.  This report, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of May 31, 2012, is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schiff Nutrition International, Inc.

We have audited Schiff Nutrition International, Inc.'s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Schiff Nutrition International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Schiff Nutrition International, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schiff Nutrition International, Inc. and subsidiaries as of May 31, 2012 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended May 31, 2012, and our report dated August 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
August 14, 2012

ITEM 9B. OTHER INFORMATION

Indemnification Agreements

On August 10, 2012, we entered into new indemnification agreements with Eric Weider, William E. McGlashan, Jr. and Matthew T. Hobart, members of our Board of Directors.  The new indemnification agreements are substantially identical to the indemnification agreements we have entered into with our other directors, which provide for indemnification of, and advancement of litigation and other expenses to, such directors to the fullest extent permitted by applicable law, subject to certain exceptions.  However, the new indemnification agreements add incremental protections for these three directors and the entities with which they are affiliated, namely WHF in the case of Mr. Weider, and TPG in the case of Messrs. McGlashan and Hobart.

We agreed to be the indemnitor of first resort, such that any obligation of WHF or its insurers to provide indemnification to Mr. Weider, and any obligation of TPG or its insurers to provide indemnification to Messrs. McGlashan or Hobart, is secondary to our obligation to provide indemnification to these directors in connection with their service on our Board of Directors.

The indemnification agreement entered into with each of Messrs. McGlashan and Hobart further provides that (i) neither the indemnitee nor TPG or its affiliates will have a duty to communicate or present to us any corporate opportunities of which he or it become aware, and we renounce any rights to such opportunities (except those of which the indemnitee or TPG became aware by virtue of confidential information acquired from us), (ii) in consideration for our renunciation of such rights, TPG agrees to assist us in the analysis and evaluation of potential acquisitions and other strategic transactions that may be mutually designated by us and TPG for such analysis and evaluation (“Mutually Designated Transactions”), and neither the indemnitee nor TPG will have the right to pursue for his or its own benefit any corporate opportunity related to a Mutually Designated Transaction, unless we waive our interest in such transaction; and (iii) we will reimburse all out-of-pocket expenses reasonably incurred by (a) the indemnitee in the ordinary course of serving on the Board, or otherwise for the benefit, or at the request, of us (or for any services outside the ordinary course to the extent requested or agreed to by us) and (b) TPG or its personnel in analyzing or evaluating Mutually Designated Transactions, or in performing other services at our request.

Registration Rights Agreement

In October 2010 and as part of the WHF-TPG transaction, our principal stockholders, WHF and TPG (the “Holders”), entered into a stockholders agreement that provides, among other things, that WHF and TPG agreed to use reasonable best efforts to cause us to provide customary registration rights to them.  As contemplated by the stockholders agreement, on August 10, 2012, we entered into an agreement with the Holders that provides such Holders with registration rights as follows:

Demand Registrations.  Each Holder may request one registration on Form S-1 at any time after October 14, 2012 (and the other Holder may include its shares in such registration), if the proceeds of the requested registration would be in excess of $30.0 million.  However, if we become ineligible to use Form S-3 at a time in which it is required to do so (see “S-3 Registrations” below), each Holder may request one additional registration; and if less than 90% of the shares that the requesting Holder requested to include in the registration are so included, then that Holder may request one or more additional registrations until at least 90% of its requested shares are included.

S-3 Registrations.  Each Holder may request up to two registrations on Form S-3, and may join in the other Holder's requested Form S-3 registration, for a total of up to four registrations, if the proceeds of the requested registration would be in excess of $10.0 million, although we will not be obligated to effect more than two Form S-3 registrations in any 12-month period.

Piggyback Registrations.  If we propose to file a registration statement covering its common stock (other than employee stock, acquisition-related offerings, and stock issued upon conversion of debt securities), we must give notice to the Holders, and use commercially reasonable efforts to include the Holders' shares in such registration to the extent requested.

Expenses and Indemnification; Covenants.  We will bear all expenses of registration, including fees of Company counsel, as well as one counsel for the selling Holders not exceeding $100,000 per registration, and will, subject to certain exceptions, indemnify or contribute to any losses suffered by the Holders and their related persons, including losses incurred under federal securities laws.  We will use commercially reasonable efforts to furnish a legal opinion and an accountants' “comfort letter” for purposes of any underwritten offering, and we make other customary undertakings and covenants in the registration rights agreement.

The foregoing descriptions of the Indemnification Agreements and the Registration Rights Agreement do not summarize or include all terms relating to such agreements. The descriptions are qualified in their entirety by reference to the Indemnification Agreement, Form of Indemnification Agreement and the Registration Rights Agreement, which are being filed as Exhibits 10.33, 10.34 and 10.35, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See our 2012 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Nominees for Election to our Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Business Conduct and Ethics is also incorporated by reference to our 2012 Definitive Proxy Statement under the heading “Board of Directors and Corporate Governance Information.”

ITEM 11. EXECUTIVE COMPENSATION

See our 2012 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the headings “Board of Directors and Corporate Governance Information,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth under Item 5 herein and in our 2012 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Stock Ownership of Beneficial Owners, Directors and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See our 2012 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance Information.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See our 2012 Definitive Proxy Statement, incorporated by reference in Part III of this Annual Report on Form 10-K, under the heading “Fees Paid to Independent Public Accountants.”

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

3)
The exhibits listed in the Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K (except for such exhibits that are marked on such exhibit as furnished and not filed).  The following is a list of such Exhibits:

2.1
Asset Purchase Agreement dated as of June 1, 2011, by and between Ganeden Biotech, Inc., Schiff Nutrition Group, Inc. and with respect to Article 7 thereof only, U.S. Bank National Association as escrow agent. (1)#

2.2	Stock Purchase Agreement, dated as of March 30, 2012, by and among Airborne, Inc., GF Consumer Health, L.L.C., GF Capital Private Equity Fund, L.P. and Schiff Nutrition Group, Inc.(2)#
3.1	Amended and Restated Certificate of Incorporation of Schiff Nutrition International, Inc. (3)
3.2	Amended and Restated Bylaws of Weider Nutrition International, Inc. (4)
4.1	Form of specimen Class A common stock certificate. (5)
4.2	Loan Agreement dated as of August 18, 2009 between Schiff Nutrition Group, Inc. and U.S. Bank National Association. (6)
4.3
Amendment No. 1 dated as of May 31, 2011 to Loan Agreement dated as of August 18, 2009 among Schiff Nutrition Group, Inc., the Lenders named therein (as defined therein) and U.S. Bank National Association. (7)

10.1	Build-To-Suit Lease Agreement dated March 20, 1996, between SCI Development Services Incorporated and Weider Nutrition Group, Inc. (4)
10.2	1997 Equity Participation Plan of Weider Nutrition International, Inc. (6)*
10.3	Form of Tax Sharing Agreement by and among Weider Nutrition International, Inc. and its subsidiaries and Weider Health and Fitness and its subsidiaries. (8)
10.4	License Agreement dated as of December 1, 1996 between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (8)
10.5	Amendments No. 1, 2 and 3 to 1997 Equity Participation Plan of Weider Nutrition International, Inc. (9)*
10.6	Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (10)*
10.7	Amendment effective as of March 1, 2005 to License Agreement dated as of December 1, 1996 between Mariz Gestao E Investmentos Limitada and Weider Nutrition Group, Inc. (11)
10.8	Form of Indemnification Agreement between Schiff Nutrition Group, Inc. and certain of its executives and directors. (12)*
10.9	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement and Deferral Election between Schiff Nutrition International, Inc. and certain of its executives. (13)*
10.10	Amendment No. 1 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (14)*
10.11	Form of Director Restricted Stock Unit Agreement and Deferral Election. (15)*
10.12	Form of Director Restricted Stock Agreement. (15)*
10.13	Form of Amended and Restated Agreement between Schiff Nutrition Group, Inc. and certain of its executives. (16)*
10.14	Amendment No. 2 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (17)*
10.15	Form of Performance Award Grant Notice, Performance Award Agreement and Deferral Election. (18)*
10.16	Amendment No. 3 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (16)*

10.17	Amendment No. 4 to the 1997 Equity Participation Plan of Weider Nutrition International Inc. (16)*
10.18	Second Amended and Restated License and Product Supply Agreement dated as of May 29, 2009 between Unigen Pharmaceuticals, Inc. and Schiff Nutrition Group, Inc. (19)
10.19
Security Agreement dated as of August 18, 2009 among Schiff Nutrition Group, Inc., Schiff Nutrition International, Inc., WNG Holdings (International) Ltd., Coppal Research, Inc. and U.S. Bank National Association. (6)

10.20	Continuing and Unconditional Guaranty dated as of August 18, 2009 by Schiff Nutrition International, Inc. in favor of U.S. Bank National Association. (6)
10.21	Continuing and Unconditional Guaranty dated as of August 18, 2009 by WNG Holdings (International) Ltd. in favor of U.S. Bank National Association. (6)
10.22	Continuing and Unconditional Guaranty dated as of August 18, 2009 by Coppal Research, Inc. in favor of U.S. Bank National Association. (6)
10.23	Standstill Agreement dated as of October 14, 2010 between Schiff Nutrition, Inc. and TPG STAR SNI, L.P. (20)
10.24	Separation Agreement between Schiff Nutrition International, Inc. and Bruce J. Wood effective March 7, 2011. (21)*
10.25	Employment Agreement effective March 7, 2011 between Schiff Nutrition International, Inc. and Tarang Amin. (21)*
10.26	Amendment No. 4 to the Schiff Nutrition International, Inc. 2004 Incentive Award Plan. (22)*
10.27	Intellectual Property License Agreement dated as of June 1, 2011 between Ganeden Biotech, Inc. and Schiff Nutrition Group, Inc. (7)
10.28	Supply Agreement, dated as of July 5, 2011, by and between Aker Biomarine Antarctic US Inc. and Schiff Nutrition Group, Inc. (23)**
10.29
Credit Agreement, dated as of March 30, 2012, by and among Schiff Nutrition International, Inc., Schiff Nutrition Group, Inc., the lenders party thereto, Royal Bank of Canada, as the issuing bank and the swingline lender and Royal Bank of Canada, as administrative agent. (2)#

10.30
Collateral Agreement, dated as of March 30, 2012, by and among Schiff Nutrition International, Inc., Schiff Nutrition Group, Inc., the other grantors party thereto and Royal Bank of Canada, as administrative agent. (2)#

10.31
Master Guarantee Agreement, dated as of March 30, 2012, by and among Schiff Nutrition International, Inc., the subsidiary guarantors party thereto and Royal Bank of Canada, as administrative agent. (2)#

10.32	First Amendment to Build-To-Suit Lease Agreement, dated as of June 1, 2012, by and among Schiff Nutrition International, Inc., Schiff Nutrition Group, Inc., and Verde South 5070 West, LLC. (24)
10.33	Indemnification Agreement dated as of August 10, 2012 between Schiff Nutrition International, Inc. and Eric Weider. (24)
10.34	Form of Indemnification Agreement between Schiff Nutrition International, Inc. and each of William E. McGlashan, Jr. and Matthew T. Hobart. (24)
10.35	Registration Rights Agreement dated as of August 10, 2012 by and among Schiff Nutrition International, Inc., Weider Health & Fitness and TPG STAR SNI, L.P. (24)

101	Interactive data file. (25)
21.1	Subsidiaries of Schiff Nutrition International, Inc. (24)
23.1	Consents of Independent Registered Public Accounting Firms. (24)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (24)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (24)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (25)
(1)	Previously filed in the Company's Current Report on Form 8-K filed on June 3, 2011 and incorporated herein by reference.
(2)	Previously filed in the Company's Current Report on Form 8-K filed on April 2, 2012 and incorporated herein by reference.
(3)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 17, 2006 and incorporated herein by reference.
(4)	Previously filed in the Company's Registration Statement on Form S-1/A (File No. 333-12929) filed on October 16, 1996 and incorporated herein by reference.
(5)	Previously filed in the Company's Annual Report on Form 10-K filed on August 29, 2006 and incorporated herein by reference.

(6)	Previously filed in the Company's Annual Report on Form 10-K filed on August 20, 2009 and incorporated herein by reference.
(7)	Previously filed in the Company's Current Report on Form 8-K filed on June 3, 2011 and incorporated herein by reference.
(8)	Previously filed in the Company's Registration Statement on Form S-1/A (File No. 333-12929) filed on March 20, 1997 and incorporated herein by reference.
(9)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 14, 2002 and incorporated herein by reference.
(10)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 28, 2004 and incorporated herein by reference.
(11)	Previously filed in the Company's Current Report on Form 8-K filed on April 4, 2005 and incorporated herein by reference.
(12)	Previously filed in the Company's Current Report on Form 8-K filed on August 10, 2005 and incorporated herein by reference.
(13)	Previously filed in the Company's Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
(14)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 27, 2006 and incorporated herein by reference.
(15)	Previously filed in the Company's Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference.
(16)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on January 9, 2009 and incorporated herein by reference.
(17)	Previously filed in the Company's Definitive Proxy Statement on Form 14A filed on September 27, 2007 and incorporated herein by reference.
(18)	Previously filed in the Company's Current Report on Form 8-K filed on December 18, 2008 and incorporated herein by reference.
(19)	Previously filed in the Company's Current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference.
(20)	Previously filed in the Company's Current Report on Form 8-K filed on October 15, 2010 and incorporated herein by reference.
(21)	Previously filed in the Company's Current Report on Form 8-K filed on February 18, 2011 and incorporated herein by reference.
(22)	Previously filed in the Company's Information Statement on Form 14C filed on April 12, 2011 and incorporated herein by reference.
(23)	Previously filed in the Company's Quarterly Report on Form 10-Q filed on October 6, 2011 and incorporated herein by reference.
(24)	Filed herewith.
(25)	Furnished herewith.
#
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, the exhibits and schedules to the agreement have been omitted. Such exhibits and schedules are described in the agreement. The Company agrees to furnish to the SEC, upon its request, any or all of such omitted exhibits or schedules.

*	Management contract, or compensation plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schiff Nutrition International, Inc.

By:	/s/ Tarang P. Amin
Tarang P. Amin
Dated: August 14, 2012	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Weider	Chairman of the Board	August 8, 2012
Eric Weider

/s/ Tarang P. Amin	Chief Executive Officer, President and Director	August 14, 2012
Tarang P. Amin	(Principal Executive Officer)

/s/ Joseph W. Baty	Executive Vice President and Chief Financial Officer	August 14, 2012
Joseph W. Baty	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald L. Corey	Director	August 14, 2012
Ronald L. Corey

/s/ Matthew T. Hobart	Director	August 14, 2012
Matthew T. Hobart

/s/ Michael Hyatt	Director	August 14, 2012
Michael Hyatt

/s/ Eugene B. Jones	Director	August 14, 2012
Eugene B. Jones

/s/ Roger H. Kimmel	Director	August 14, 2012
Roger H. Kimmel

/s/ George F. Lengvari	Vice Chairman of the Board	August 14, 2012
George F. Lengvari

/s/ William E. McGlashan Jr.	Director	August 10, 2012
William E. McGlashan, Jr.

/s/ Brian T. Swette	Director	August 13, 2012
Brian T. Swette

/s/ Richard G. Wolford	Director	August 13, 2012
Richard G. Wolford

SCHIFF NUTRITION INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schiff Nutrition International, Inc.

We have audited the accompanying consolidated balance sheet of Schiff Nutrition International, Inc. and subsidiaries as of May 31, 2012, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended May 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended May 31, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schiff Nutrition International, Inc. and subsidiaries as of May 31, 2012, and the results of their operations and their cash flows for the year ended May 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Schiff Nutrition International, Inc.'s internal control over financial reporting as of May 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 14, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
August 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schiff Nutrition International, Inc.

We have audited the accompanying consolidated balance sheet of Schiff Nutrition International, Inc. and subsidiaries (collectively, the “Company”) as of May 31, 2011, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended May 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15 for each of the two years in the period ended May 31, 2011.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schiff Nutrition International, Inc. and subsidiaries at May 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for each of the two years in the period ended May 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
August 15, 2011

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 31, 2012 AND 2011
(dollars in thousands, except share data)

ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$8,607	$39,547
Available-for-sale securities	5,162	5,938
Receivables, net	29,778	27,339
Inventories	41,408	34,923
Prepaid expenses and other	2,378	1,740
Deferred taxes, net	3,280	3,072
Total current assets	90,613	112,559
Property and equipment, net	13,130	14,219
Other assets:
Goodwill	78,192	4,346
Intangible assets	146,998	—
Available-for-sale securities	659	1,204
Deposits and other assets	2,674	238
Total other assets	228,523	5,788
Total assets	$332,266	$132,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,577	$14,944
Accrued expenses	19,441	16,159
Current portion of long-term debt	3,400	—
Income taxes payable	16	—
Dividends payable	154	1,835
Total current liabilities	38,588	32,938
Long-term liabilities:
Long-term debt, net	132,362	—
Dividends payable	549	780
Deferred taxes, net	45,352	1,383
Other long-term liabilities	2,236	1,005
Total long-term liabilities	180,499	3,168
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding - 21,769,910 (2012) and 21,094,348 (2011)	218	211
Class B common stock, par value $.01 per share; shares authorized - 25,000,000; shares issued and outstanding - 7,486,574 (2012 and 2011)	75	75
Additional paid-in capital	91,346	88,342
Accumulated other comprehensive loss	(85)	(66)
Retained earnings	21,625	7,898
Total stockholders’ equity	113,179	96,460
Total liabilities and stockholders’ equity	$332,266	$132,566

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MAY 31, 2012, 2011 AND 2010
(dollars in thousands, except share data)

	2012	2011	2010
Net sales	$258,911	$213,648	$204,887
Cost of goods sold	139,553	132,472	119,837
Gross profit	119,358	81,176	85,050
Operating expenses:
Selling and marketing	60,330	34,666	33,611
General and administrative	27,017	22,300	17,883
Research and development	5,114	4,017	4,746
Amortization of intangibles	1,435	—	—
Total operating expenses	93,896	60,983	56,240
Income from operations	25,462	20,193	28,810
Other income (expense):
Interest income	56	166	174
Interest expense	(2,795)	(424)	(350)
Other, net	78	(45)	8
Total other expense, net	(2,661)	(303)	(168)
Income before income taxes	22,801	19,890	28,642
Income tax expense	9,074	7,248	10,196
Net income	$13,727	$12,642	$18,446
Weighted average shares outstanding:
Basic	29,296,261	28,986,227	28,360,184
Diluted	29,446,635	29,252,030	28,928,162
Net income per share - Class A and Class B common stock and vested restricted stock units:
Basic	$0.47	$0.44	$0.65
Diluted	$0.47	$0.43	$0.64

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED MAY 31, 2012, 2011 AND 2010
(in thousands)

	Common Stock				Add'l Paid-In Capital	Accum. Other Comp. Loss	Retained Earnings	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 1, 2009	12,661	$126	14,973	$150	$89,367	$(106)	$20,156	$109,693
Comprehensive income:
Net income	—	—	—	—	—	—	18,446	18,446
Available-for-sale debt securities valuation adjustment, net of income taxes	—	—	—	—	—	28	—	28
Total comprehensive income								18,474
Stock options exercised	268	3	—	—	693	—	—	696
Common stock surrendered for cashless options exercised	(86)	(1)	—	—	(533)	—	—	(534)
Excess tax benefit from equity instruments	—	—	—	—	596	—	—	596
Stock received for payment of income taxes on stock-based compensation	(2)	—	—	—	(10)	—	—	(10)
Special cash dividends	—	—	—	—	—	—	(29,836)	(29,836)
Shares and restricted shares issued	52	1	—	—	(1)	—	—	—
Restricted stock forfeited	(13)	—	—	—	—	—	—	—
Stock-based compensation (Note 14)	—	—	—	—	863	—	—	863
Special dividend stock-based compensation expense	—	—	—	—	506	—	—	506
Balance at May 31, 2010	12,880	129	14,973	150	91,481	(78)	8,766	100,448
Comprehensive income:
Net income	—	—	—	—	—	—	12,642	12,642
Available-for-sale debt securities valuation adjustment, net of income taxes	—	—	—	—	—	12	—	12
Total comprehensive income								12,654
Stock options exercised	754	7	—	—	1,654	—	—	1,661
Common stock surrendered for cashless options exercised	(186)	(2)	—	—	(1,500)	—	—	(1,502)
Excess tax benefit from equity instruments	—	—	—	—	2,268	—	—	2,268
Stock received for payment of income taxes on stock-based compensation	(387)	(4)	—	—	(3,000)	—	—	(3,004)
Special cash dividends	—	—	—	—	(7,374)	—	(13,510)	(20,884)
Shares and restricted shares issued	546	6	—	—	(6)	—	—	—
Stock-based compensation (Note 14)	—	—	—	—	4,116	—	—	4,116
Special dividend stock-based compensation expense	—	—	—	—	703	—	—	703
Conversion of Class B shares to Class A shares	7,487	75	(7,487)	(75)	—	—	—	—
Balance at May 31, 2011	21,094	211	7,486	75	88,342	(66)	7,898	96,460
Comprehensive income:
Net income	—	—	—	—	—	—	13,727	13,727
Available-for-sale debt securities valuation adjustment, net of income taxes	—	—	—	—	—	(19)	—	(19)
Total comprehensive income								13,708
Stock options exercised	160	1	—	—	760	—	—	761
Common stock surrendered for cashless options exercised	(39)	—	—	—	(419)	—	—	(419)
Excess tax benefit from equity instruments	—	—	—	—	1,625	—	—	1,625
Stock received for payment of income taxes on stock-based compensation	(190)	(2)	—	—	(1,865)	—	—	(1,867)
Shares and restricted shares issued	749	8	—	—	(8)	—	—	—
Restricted stock forfeited	(4)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,911	—	—	2,911
Balance at May 31, 2012	21,770	$218	7,486	$75	$91,346	$(85)	$21,625	$113,179

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2012, 2011 AND 2010
(dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$13,727	$12,642	$18,446
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	744	1,351	(1,084)
Depreciation and amortization	5,922	3,563	3,105
Amortization of debt issue costs	508	197	156
Impairment of property and equipment	304	—	—
Loss (gain) on disposition of property and equipment	(7)	51	(4)
Stock-based compensation	2,911	3,971	2,217
Excess tax benefit from equity instruments	(1,625)	(2,268)	(596)
Other	—	1	16
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	3,802	(6,791)	47
Inventories	2,637	158	(5,057)
Prepaid expenses and other	(467)	(456)	150
Deposits and other assets	(5)	—	—
Accounts payable	(2,489)	3,036	2,237
Accrued expenses	669	3,522	3,156
Income taxes receivable/payable	3,164	1,452	1,488
Other long-term liabilities	(925)	(1,028)	1,830
Net cash provided by operating activities	28,870	19,401	26,107
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(188,965)	—	—
Purchase of property and equipment	(2,732)	(3,997)	(2,942)
Proceeds from disposition of property and equipment	8	9	17
Purchase of available-for-sale securities	(6,979)	(10,415)	(25,761)
Proceeds from sale of available-for-sale securities	8,269	23,697	10,269
Net cash provided by (used in) investing activities	(190,399)	9,294	(18,417)
Cash flows from financing activities:
Proceeds from debt	190,000	—	—
Payments on debt	(48,000)	—	—
Dividends paid	(1,912)	(20,339)	(28,788)
Proceeds from stock options exercised	342	159	162
Purchase and retirement of common stock	(1,867)	(3,004)	(10)
Excess tax benefit from equity instruments	1,625	2,268	596
Payments for debt issue costs	(9,166)	—	(530)
Contingent consideration settlement payments	(433)	—	—
Net cash provided by (used in) financing activities	130,589	(20,916)	(28,570)
Increase (decrease) in cash and cash equivalents	(30,940)	7,779	(20,880)
Cash and cash equivalents, beginning of year	39,547	31,768	52,648
Cash and cash equivalents, end of year	$8,607	$39,547	$31,768

See notes to consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Schiff Nutrition International, Inc. is a leading nutritional supplement company offering vitamins, nutrition supplements and nutrition bars in the United States and abroad.  Our portfolio of well-known brands, including MegaRed®, Move Free®, Airborne®, Tiger's Milk®, Sustenex®, Digestive Advantage® and Schiff® Vitamins, is marketed primarily through the mass market (including club) and, to a lesser extent, health food store, distribution channels.

Principles of Consolidation - Our consolidated financial statements include the accounts of Schiff Nutrition International, Inc. and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Use of Estimates and Assumptions in Preparing Financial Statements - In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales, costs of goods sold and operating expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories, intangible assets, goodwill, allowances for doubtful accounts, sales returns and discounts, uncertainties related to certain tax benefits, deferred tax assets, share-based payments and recoverability of long-lived assets.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

Cash Equivalents - Cash equivalents include highly liquid investments with a remaining maturity at date of acquisition of three months or less.

Available-for-Sale Securities - Available-for-sale securities, consisting of certificates of deposit, commercial paper and debt securities, are carried at their fair value based upon the quoted market prices or other valuation methods at period end.  Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in accumulated other comprehensive income or loss in stockholders' equity until realized.  We periodically evaluate whether any declines in the fair values of our available-for-sale securities are other-than temporary.  This evaluation consists of a review of qualitative and quantitative factors, including available quoted market prices, recent financial results and operating trends of the company that issued the securities, other publicly available information, implied values from any recent financing by the company that issued the securities, or other conditions that indicate the value of our investments.

Receivables - Receivables are reported at estimated net realizable values.  Accordingly, we estimate allowances for doubtful accounts, sales returns and discounts.  The allowance for doubtful accounts is estimated by reviewing delinquency status, determined by classifying, or aging, individual invoices in terms of the length of the period past due, and analyzing historical account write-off rates relative to receivable balances.  Receivables are written off when determined to be uncollectible.  The allowance for sales returns is estimated by reviewing open sales return authorizations granted to customers and analyzing historical return rates relative to sales.  Allowances for cash discounts are estimated by reviewing customer payment terms and historical remittances.  Accounts with credit balances are reported as current liabilities in the balance sheet.

Inventories - Inventories, primarily consisting of direct materials, direct labor and manufacturing overhead, are stated at the lower of cost (on a first-in, first-out basis) or market value.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation expense was $4,034 (2012), $3,563 (2011) and $3,105 (2010), computed using the straight-line method over the estimated useful lives of 2 to 10 years for furniture and equipment and 3 to 16 years for leasehold improvements.  Leasehold improvements are depreciated over the shorter of their useful life or of the lease term.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Intangible Assets - Goodwill and other intangible assets with indefinite lives are tested for impairment, at least annually during the fourth quarter of each fiscal year, rather than amortized.  Other intangibles with definite lives are amortized using the straight-line method over estimated useful lives of 2 to 5 years or a method that reflects expected undiscounted cash flows over estimated useful lives of 11 to 20 years.

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property are reflected as an operating expense and included in amortization of intangibles as they benefit multiple business functions.  Amortization expense related to intangible assets that are associated with a single function are classified by function in the statement of income.

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

Income Taxes - We record deferred income tax assets and liabilities for temporary differences in the basis of assets and liabilities as reported for financial statement purposes and income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Capital Structure - We have outstanding two classes of common stock, both of which generally have identical rights and privileges, with the exception of voting and conversion, or transfer rights.  Each holder of Class A or Class B common stock is entitled to share ratably in any dividends, liquidating distributions or consideration resulting from certain business combinations.  However, each holder of Class A common stock is entitled to one vote for each share held while each holder of Class B common stock is entitled to ten votes for each share held.  The holders of the Class A common stock and Class B common stock vote together as a single class.  Class A common stock cannot be converted into any other securities of the Company, while Class B common stock holders have the right to convert their shares into Class A common stock on a one-to-one basis.  In addition, generally, any shares of Class B common stock that are transferred will automatically convert into shares of Class A common stock on a one-to-one basis.

Organizational Changes - In October 2010, a subsidiary of TPG Growth (“TPG”), the middle market buyout and growth platform of TPG, a global private investment firm, purchased 7,486,574 shares of our Class B common stock from Weider Health and Fitness (“WHF”), which automatically converted to Class A common stock on a one-to-one basis (the “WHF-TPG transaction”).  Concurrent with the sale, TPG and WHF entered into a stockholders agreement whereby two TPG representatives were appointed to serve as directors on our Board of Directors and WHF agreed to take certain corporate actions only with the prior written consent of TPG.

The WHF-TPG transaction triggered certain provisions under the Company's board of director compensation plan and management long-term incentive plans including accelerated vesting of outstanding awards and in certain cases, accelerated payment of such awards.  As a result of the transaction, we recognized $368 in incremental board of director compensation in fiscal 2011 due to the accelerated vesting of outstanding stock-based awards.  See Note 14 of Notes to Consolidated Financial Statements for a discussion of financial impact resulting from accelerated vesting of management long-term incentive plans.

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

Operating Segments - We believe our business is a single operating and reportable segment.

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

Sales by Geographic Area – Total domestic and international, primarily Asia and Mexico, net sales amounted to $244,297 and $14,614, respectively, for fiscal 2012; $201,279 and $12,369, respectively, for fiscal 2011; and $192,922 and $11,965, respectively, for fiscal 2010.  Net sales are attributed to the country in which our customer is located.

Advertising Costs – Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place.  Cooperative advertising payments to retailers are generally accounted for as an operating expense; however, the portion of the cost in excess of the estimated fair value of the benefit received is classified as a direct reduction of sales.  Total advertising costs, included in selling and marketing expenses, were $36,974, $15,740 and $15,105, respectively, for fiscal 2012, 2011 and 2010.

Costs of Goods Sold and Shipping and Handling Costs - Costs of goods sold include expenses incurred to acquire and produce inventory for sales, including product costs, purchasing costs, freight-in, import costs, internal transfer costs, quality assurance costs and certain warehousing, or handling costs, associated with the receiving or manufacturing of goods for sale.

Shipping and certain warehousing, or handling costs, which are not associated with the receiving or manufacturing of goods for sale are excluded from costs of goods sold.  Shipping costs, included in selling and marketing expenses, were $5,139, $4,573 and $5,063, respectively, for fiscal 2012, 2011 and 2010.  Handling costs, included in general and administrative expenses, were $2,625, $2,658 and $2,796, respectively, for fiscal 2012, 2011 and 2010.

Concentration of Credit Risk and Significant Customers and Products - Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable.

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

At May 31, 2012, we held $5,821 in available-for-sale securities; consisting of $3,174 in certificates of deposit and $2,647 in other debt securities, including $449 in illiquid auction rate securities (“ARS”) which are fully insured state agency issued securities.  In determining the fair value of our available-for-sale securities at May 31, 2012, we have taken into consideration quoted market prices and/or other considerations, including fair values determined by the

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.  Although we believe the debt securities will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant. For fiscal 2012, 2011 and 2010, respectively, Customer A accounted for approximately 31%, 37% and 40% and Customer B accounted for approximately 35%, 36% and 32% of total net sales at May 31, 2012 and May 31, 2011, respectively, amounts due from Customer A represented approximately 27% and 34%, and amounts due from Customer B represented approximately 37% and 45%, of total trade accounts receivable.

Stock-Based Compensation - For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award.  For liability-classified awards, fluctuations in the fair value of the liability, which is remeasured at each reporting period until the award is settled, are recorded as increases or decreases in compensation expense either immediately or over the remaining service period depending on the vested status of the award.

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

Fair Value Measurements - We measure the fair value of a financial instrument as the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

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

Financial Instruments - Our financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and outstanding debt when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Recently Issued Accounting Standards - In September 2011, the Financial Accounting Standards Board (“FASB”), issued guidance modifying the requirements related to goodwill impairment testing.  This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and therefore determine whether the two step goodwill impairment testing is

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

required as prescribed by existing guidance.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material effect on our results of operations and financial condition.

In June 2011, the FASB issued guidance modifying the presentation of comprehensive income and its components in the financial statements.  The guidance requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements; eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We expect to conform our financial statements to the new presentation guidance in the fiscal quarter ending August 31, 2012.

2. ACQUISITIONS

On March 30, 2012, we acquired all of the outstanding shares of Airborne, Inc. from GF Consumer Health, L.L.C. for aggregate consideration of $150,230 in cash (the “Airborne Acquisition”).  The Airborne Acquisition provides us with a leading brand in the immune support category of the dietary supplements industry.  The Airborne Acquisition was funded by borrowings under the Credit Agreement.  See Note 9 of Notes to Consolidated Financial Statements for discussion of the Credit Agreement.

On June 1, 2011, we entered into an agreement whereby we purchased from Ganeden Biotech, Inc. (“Ganeden”) the probiotic brands Sustenex and Digestive Advantage (the “Probiotics Acquisition”), which we have accounted for as an acquisition of a business.  In connection with the Probiotics Acquisition, we entered into a License Agreement with Ganeden whereby Ganeden granted us a perpetual, exclusive, worldwide license under patents and associated know-how and other intellectual property rights to develop, manufacture and commercialize probiotics for use as dietary supplements for human consumption or human use over-the counter without a prescription or otherwise in the vitamins, minerals and supplements market (including foods or beverages marketed as supplements).  The Probiotics Acquisition provides us worldwide exclusive rights to use a leading probiotic technology and provides access to the probiotic over-the-counter and dietary supplement market.  Pursuant to the terms of the License Agreement, we will pay Ganeden royalties ranging from 3.0% to 7.0% of net sales of the licensed products for a period of five years.

The total consideration transferred for the Probiotics Acquisition was $41,699; consisting of $38,822 in cash funded by borrowings under our then-current credit facility, and $2,877 in contingent consideration representing the acquisition date fair value of the estimated royalties to be paid to Ganeden.  Total estimated royalties to be paid to Ganeden range from $3,000 to $5,000 on an undiscounted basis.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

The estimated fair values of the assets acquired and liabilities assumed as of the acquisition dates for the Airborne Acquisition and Probiotics Acquisition are as follows:

	Airborne Acquisition	Probiotics Acquisition
Assets acquired:
Cash	$87	$—
Receivables, net(1)	5,238	2,526
Inventories	6,780	2,342
Prepaid expenses and other	177	5
Deferred taxes	522	—
Property and equipment	511	—
Intangible assets	118,105	30,781
Goodwill	65,539	8,307
Total assets acquired	196,959	43,961
Liabilities assumed:
Accounts payable	1,310	1,805
Accrued expenses	1,868	457
Deferred taxes	43,551	—
Total liabilities assumed	46,729	2,262
Net assets acquired	$150,230	$41,699

(1)Contractual gross receivables totaled $5,561 and $2,842, respectively, for the Airborne Acquisition and the Probiotics Acquisition.

The total purchase price for each acquisition has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date, with amounts exceeding fair value recorded as goodwill.  The goodwill recognized in the Airborne Acquisition, $2,566 of which is deductible for tax purposes, is primarily attributable to diversification of our existing product lines and certain selling, administrative and manufacturing cost savings.  The goodwill recognized in the Probiotics Acquisition, all of which is deductible for tax purposes, is primarily attributable to diversification of our existing product lines, access to resources for the research and development of future technology in the probiotic market, and certain selling and corporate cost savings.

We obtained an independent valuation to assist us in our estimate of the fair value of assets acquired and liabilities assumed.  The valuation used a combination of income, sales comparison, and cost approach methodologies in determining the fair value of assets acquired and liabilities assumed, utilizing observable and non-observable inputs into the valuation models (level 2 and level 3 inputs as described in Note 1).

Allocation of the purchase price for the Airborne Acquisition is based upon preliminary estimates and assumptions and pending the final valuation report.  These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the valuations of the net tangible, including inventories, and intangible assets acquired and liabilities assumed.  Any change could result in variances between our future financial results and the amounts recognized in the accompanying consolidated financial statements as of and for the year ended May 31, 2012.

During fiscal 2012 and 2011, respectively, we recognized $4,395 and $1,216 in acquisition related costs which are included in general and administrative expenses in the accompanying consolidated financial statements.

Net sales and net income (loss) related to the Airborne acquisition and the Probiotics Acquisition included in our consolidated financial statements for fiscal 2012 are approximately $3,639 and $(301), and $20,369 and $560, respectively.  For fiscal 2012 and 2011, pro forma unaudited consolidated net sales, net income and net income per diluted share are $326,876, $24,125 and $0.82; and $303,234, $18,422 and $0.63, respectively.  The pro forma unaudited results from operations give effect as if the acquisitions had occurred on June 1, 2010, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense, tax adjustments, specific

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.  The pro forma information may not be indicative of the results that would have been obtained had these acquisitions actually occurred at the beginning of each of the respective fiscal years, nor should it be construed as a projection of future results.

3. AVAILABLE-FOR-SALE SECURITIES & CASH EQUIVALENTS

Available-for-sale securities and cash equivalents measured at fair value using: quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3), consist of the following at May 31:

	Level 1	Level 2	Level 3	Total
2012:
Money market funds	$4,897	$—	$—	$4,897
Certificates of deposit	—	3,174	—	3,174
Corporate debt securities	1,696	—	—	1,696
Federal, state and municipal debt securities	502	—	449	951
	$7,095	$3,174	$449	10,718
Less cash equivalents				4,897
Total available-for-sale securities				5,821
Less long-term portion				659
Short-term portion				$5,162
2011:
Money market funds	$33,447	$—	$—	$33,447
Certificates of deposit	747	3,353	—	4,100
Corporate debt securities	1,378	—	—	1,378
Federal, state and municipal debt securities	1,976	—	435	2,411
	$37,548	$3,353	$435	41,336
Less cash equivalents				34,194
Total available-for-sale securities				7,142
Less long-term portion				1,204
Short-term portion				$5,938

Available-for-sale securities include ARS, long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days, and other variable rate debt securities.  Despite the underlying long-term contractual maturity of ARS, there generally was a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of negative liquidity and uncertainty in financial credit markets, we experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful, the security is called prior to the contractual maturity date by the issuer, or the securities mature) and the rates are reset in accordance with terms in the prospectus/offering circular.  At May 31, 2012, total available-for-sale securities included $659 in debt securities, including $449 in illiquid ARS, valued below cost which are included in long-term assets.  The ARS consist of fully insured state agency issued securities.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3) for fiscal 2012 and 2011:

	2012	2011
Beginning balance	$435	$455
Total gains (losses) (all unrealized and included in accumulated other comprehensive loss)	14	(20)
Ending balance	$449	$435

Contractual maturities of debt securities, including certificates of deposit, are as follows at May 31, 2012:

Less than one year	$5,162
One to five years	—
Over five years	659
Total	$5,821

In determining the fair value of our available-for-sale securities at May 31, 2012, we have taken into consideration quoted market prices and/or other considerations, including, fair value determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.

4. RECEIVABLES, NET

Receivables, net, consist of the following at May 31:

	2012	2011
Trade accounts	$33,764	$27,562
Refundable income taxes	—	1,523
Other	92	37
	33,856	29,122
Less allowances for doubtful accounts, sales returns and discounts	(4,078)	(1,783)
Total, net	$29,778	$27,339

5. INVENTORIES

Inventories consist of the following at May 31:

	2012	2011
Raw materials	$12,480	$18,282
Work in process	1,304	1,781
Finished goods	27,624	14,860
Total	$41,408	$34,923

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at May 31:

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

	2012	2011
Furniture and equipment	$40,524	$38,715
Leasehold improvements	13,881	13,327
Construction in progress	282	126
Total cost	54,687	52,168
Less accumulated depreciation and amortization	(41,557)	(37,949)
Total, net	$13,130	$14,219

Changes in amounts included in accounts payable for purchase of property and equipment totaled $7, $(37) and $138, respectively, at May 31, 2012, 2011 and 2010.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following at May 31:

	2012			2011
	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value	Gross Carrying Amount	Accumul. Amortiz.	Net Book Value
Goodwill	$78,192	$—	$78,192	$4,346	$—	$4,346
Intangible assets:
Technology license agreement	$15,044	$(798)	$14,246	$—	$—	$—
Customer relationships	66,196	(559)	65,637	—	—	—
Supply agreement	2,264	(453)	1,811	—	—	—
Non-compete agreements	393	(78)	315	—	—	—
Trademarks and patents	65,689	(700)	64,989	700	(700)	—
	$149,586	$(2,588)	$146,998	$700	$(700)	$—

The technology license agreement, which grants perpetual patent, trademark, know-how and copyright licenses, is amortized over an estimated useful life of 11 years and the customer relationships are amortized over an estimated useful life of 20 years, both recognizing amortization expense based on a method that reflects expected undiscounted cash flows.  The supply agreement is amortized over an estimated useful life of 3 years and non-compete agreements are amortized over estimated useful lives of 5 years, both recognizing amortization expense using the straight-line method.  Certain trademarks with a carrying value of $64,989 have been determined to have indefinite lives and are not being amortized.

Amortization expense for fiscal 2012 was $1,888.  There was no amortization expense for fiscal 2011 or 2010.  Amortization expense of $453 related to the supply agreement is included in cost of goods sold.  Amortization expense related to the other intangible assets is reflected as an operating expense and included in amortization of intangibles.  Estimated amortization expense for the next five fiscal years, assuming no changes in our intangible assets, is $6,060 (2013), $6,115 (2014), $5,726 (2015), $5,870 (2016), and $5,697 (2017).

Goodwill and intangible assets (and useful lives) resulting from the Airborne Acquisition are preliminary.  See Note 2 of Notes to Consolidated Financial Statements for discussion of the Airborne Acquisition.

8. ACCRUED EXPENSES

Accrued expenses consist of the following at May 31:

	2012	2011
Accrued personnel related costs	$6,969	$4,884
Accrued promotional costs	10,595	10,153
Other	1,877	1,122
Total	$19,441	$16,159

9. LONG-TERM DEBT

On August 18, 2009, we entered into, through our wholly-owned direct operating subsidiary Schiff Nutrition Group, Inc. (“SNG”), an $80,000 revolving credit facility (the “Credit Facility”) with U.S. Bank National Association, as Agent.  Borrowings under the Credit Facility were subject to interest at floating rates based on U.S. Bank's prime rate, the Federal Funds rate, or the LIBOR rate.  In addition, we were obligated to pay certain commitment fees on any

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

unused amounts based on rates ranging from 0.25% to 0.50%.  The Credit Facility, which was scheduled to mature on August 18, 2012, was terminated on March 30, 2012.

On March 30, 2012, we replaced the Credit Facility with a new credit agreement (the “Credit Agreement”), with Royal Bank of Canada as agent, that provides for borrowings up to $200,000.  Pursuant to the Credit Agreement, as amended, we borrowed $140,000 of term loans (the “Term Loans”) to partially finance our acquisition of Airborne, Inc.  The Credit Agreement also provides a $60,000 revolving credit facility (the “Revolver Loans”), which may be used to fund our normal working capital and capital expenditure requirements, and certain permitted strategic transactions.  Borrowings under the Credit Agreement bear interest at floating rates, subject to a floor, based on the Royal Bank of Canada's prime rate, the Federal Funds rate, or the adjusted Eurodollar rate.  The Term Loans mature on March 30, 2018, and Revolver Loans mature on March 30, 2017.  The Term Loans will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity.  We may prepay any loans without penalty or premium, and Term Loans may be repaid at a discount subject to conditions set forth in the Credit Agreement.  We are required to prepay any Term Loans in an amount equal to (i) 100% of the net cash proceeds from any debt incurred by us, (ii) 100% of any asset sales, casualty and condemnation events and (iii) 50% of excess cash flow (such percentage to be subject to reduction based on achievement of specified senior secured net leverage ratios), in each case, subject to certain reinvestment rights and other exceptions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.375% to 0.750%.

At May 31, 2012, we had outstanding $2,000 in Revolver Loans; and $133,762 in Term Loans, which is net of unamortized debt issuance costs of $6,238.  The interest rate on the Revolver and Term Loans, respectively, was 4.99% and 6.00% at May 31, 2012.  The current portion of the Revolver and Term Loans, reflected as a current liability in the May 31, 2012 balance sheet, is $3,400.  Although contractually due on March 30, 2017, the outstanding $2,000 in Revolver Loans was paid in July 2012 and is reflected as a current liability at May 31, 2012.

At May 31, 2012, future maturities of the Revolver and Term Loans, excluding debt issuance costs, are as follows; $3,400 (2013), $1,400 (2014), $1,400 (2015), $1,400 (2016), $1,400 (2017) and $133,000 thereafter.  These future maturities exclude potential elective or required pre-payments as described above, if any.

Cash interest payments amounted to $2,220, $227 and $194, respectively, for fiscal 2012, 2011 and 2010.

10. INCOME TAXES

The components of income tax expense for fiscal 2012, 2011 and 2010, are as follows:

	2012	2011	2010
Federal:
Current	$7,156	$5,406	$10,365
Deferred	630	1,215	(976)
State and local:
Current	1,174	491	915
Deferred	114	136	(108)
Total	$9,074	$7,248	$10,196

Income tax expense differs from a calculated income tax at the Federal statutory rate as follows:

	2012	2011	2010
Computed Federal income tax expense at the statutory rate of 35%	$7,980	$6,962	$10,025
State income tax expense	859	627	807
Non-deductible acquisition related costs	698	—	—
Other	(463)	(341)	(636)
Total	$9,074	$7,248	$10,196

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Net cash income tax payments amounted to $5,213, $4,266 and $9,655, respectively, for fiscal 2012, 2011 and 2010.

Deferred income taxes, net, consist of the following at May 31:

	2012		2011
	Current	Long-Term	Current	Long-Term
Assets:
Accounts receivable allowances	$1,184	$—	$530	$—
Inventories adjustment	1,292	—	1,029	—
Long-term incentive awards	—	1,708	—	1,863
Acquisition costs	—	—	—	499
Accrued vacation, bonuses, dividends and other	1,273	151	1,865	343
Total	3,749	1,859	3,424	2,705
Liabilities:
Basis differences in fixed and intangible assets	—	(47,211)	—	(4,088)
Prepaid insurance	(146)	—	(137)	—
Other	(323)	—	(215)	—
Total	(469)	(47,211)	(352)	(4,088)
Deferred income taxes, net	$3,280	$(45,352)	$3,072	$(1,383)

At May 31, 2012, we have no net operating loss, capital loss or tax credit carryforwards.  No valuation allowance is required since we believe that it is more likely than not that existing deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable, could be reduced or increased in the near-term if facts, including the amount of taxable income, differs from our estimates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at June 1, 2009	$196
Additions based on tax positions related to the current year	121
Additions based on tax positions related to prior years	38
Reductions for tax positions of prior years	(26)
Balance at May 31, 2010	329
Additions based on tax positions related to the current year	106
Additions based on tax positions related to prior years	89
Reductions for tax positions of prior years	(27)
Balance at May 31, 2011	497
Additions based on tax positions related to the current year	116
Additions based on tax positions related to prior years	—
Reductions for tax positions of prior years	(161)
Balance at May 31, 2012	$452

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Unrecognized tax benefits decreased during fiscal 2012 and 2011 as follows:

	2012	2011
Timing differences related to the expiration of statute of limitations:
Related to the amortization of certain intangible assets	$27	$27
Related to the recognition of inventory obsolescence	11	—
Permanent differences related to the expiration of statute of limitations:
Related to certain federal tax deductions/credits	43	—
Related to certain state tax credits	6	—
Permanent differences related to the successful appeal for certain state tax credits	74	—
	$161	$27

Of the $452 total unrecognized tax benefits at May 31, 2012, $424 would affect the effective income tax rate, if recognized.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During fiscal 2012 and fiscal 2011, respectively, we recognized an increase (decrease) of $(1) and $12 in interest and penalties.  At May 31, 2012 and 2011, respectively, we had $22 and $23 in accrued interest and penalties.  The total unrecognized tax benefit accrued (including interest and penalties) was $474 and $520, respectively, at May 31, 2012 and 2011.  We do not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.  We file income tax returns in the U.S. federal jurisdiction, and in various state and local jurisdictions.  We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2009, and we are no longer subject to state and local income tax examinations for years prior to fiscal 2008.

11. CASH DIVIDENDS

In July 2009, our Board of Directors approved a $0.50 per share special cash dividend, payable on August 28, 2009 to stockholders of record of Class A and Class B common stock at the close of business on August 14, 2009.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As of August 14, 2009, the record date, we had an aggregate of 29.9 million shares of common stock outstanding (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.6 million shares of outstanding Class A and Class B common stock, 1.3 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $14,927, presuming 100% vesting of shares underlying equity awards; $7,440 for holders of Class A common stock, including $1,105 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

In March 2010, our Board of Directors approved a $0.50 per share special cash dividend, which was paid on April 14, 2010 to stockholders of record of Class A and Class B common stock at the close of business on March 31, 2010.  In connection with the declaration of the special dividend, our Board of Directors approved dividend equivalent rights, allowing holders (employees and directors) of certain equity awards, including stock options and restricted stock units, to receive cash dividends on each share of common stock underlying the stock options and restricted stock units.  As of March 31, 2010, the record date, we had an aggregate of 29.8 million shares of common stock outstanding (including shares of common stock underlying equity awards subject to dividend equivalent rights), including 27.8 million shares of outstanding Class A and Class B common stock, 1.0 million shares of Class A common stock underlying outstanding stock options, and 1.0 million shares of Class A common stock underlying outstanding restricted stock units.  The aggregate amount of the special dividend was $14,909, presuming 100% vesting of shares underlying equity awards; $7,422 for holders of Class A common stock, including $991 for Class A common stock underlying equity awards, and $7,487 for the holder of Class B common stock.

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

In connection with the dividends paid or payable on the dividend equivalent rights received by holders (employees and directors) of stock options and certain restricted stock units, we recognized non-cash compensation expense and corresponding increase in additional paid-in capital of $703 and $506, respectively, during fiscal 2011 and 2010.

All of the restricted stock and restricted stock units outstanding as of the dividend record dates were vested as of May 31, 2012.  However, with respect to the vested restricted stock units for which the issuance of shares underlying these restricted stock units has been deferred, the dividends will not be distributed until after the deferred shares are issued.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss for fiscal 2012, 2011 and 2010, are as follows:

2012	Pre-tax Loss	Tax Expense	Net Loss
Available-for-sale debt securities valuation adjustment:
Unrealized losses	$141	$56	$85
Reclassification adjustment for realized loss (gain)	—	—	—
Net unrealized loss	$141	$56	$85
2011
Available-for-sale debt securities valuation adjustment:
Unrealized losses	$110	$44	$66
Reclassification adjustment for realized loss (gain)	—	—	—
Net unrealized loss	$110	$44	$66
2010
Available-for-sale debt securities valuation adjustment:
Unrealized losses	$129	$51	$78
Reclassification adjustment for realized loss (gain)	—	—	—
Net unrealized loss	$129	$51	$78

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

13. EARNINGS PER SHARE

The reconciliation of numerators and denominators basic and diluted earnings per share computations for fiscal 2012, 2011 and 2010, are as follows:

	2012	2011	2010
Income available to common shareholders (numerator):
Net income	$13,727	$12,642	$18,446
Adjustments	—	—	—
Income on which basic and diluted earnings per share are calculated	$13,727	$12,642	$18,446
Weighted-average number of common shares outstanding (denominator):
Basic	29,296,261	28,986,227	28,360,184
Add-incremental shares from restricted stock	48,625	15,575	32,838
Add-incremental shares from restricted stock units	1,506	42,344	107,749
Add-incremental shares from stock options	100,243	207,884	427,391
Diluted	29,446,635	29,252,030	28,928,162

Options to purchase 176,000 shares of Class A common stock at prices ranging from $15.44 to $17.00 per share and options to purchase 160,000 shares of Class A common stock at a price of $9.63 per share were outstanding during fiscal 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective period.

The net income per share amounts are the same for Class A and Class B common stock and vested restricted stock units not yet issued because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

14. STOCK-BASED COMPENSATION PLANS

Our 1997 Equity Participation Plan, as amended (the “1997 Plan”), provided for the grant of stock options, stock appreciation rights, restricted or deferred stock and other awards (“Awards”) to officers, directors and key employees responsible for the direction and management of our company and to non-employee consultants.  Such Awards were granted at fair value as of the date of grant.  Under the 1997 Plan, a total of 3,500,000 shares of Class A common stock (or the equivalent in other equity securities) were reserved for issuance.

On October 26, 2004, our stockholders adopted the Schiff Nutrition International, Inc. 2004 Incentive Award Plan as amended (the “2004 Plan”).  Our 2004 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards to officers, directors, employees and consultants of our company and its subsidiaries.

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

	2012		2011
Expected volatility	42.26%		45.38%
Expected term	6.78	years	7.00	years
Risk-free interest rate	1.88%		2.86%
Dividend yield	0.00%		0.00%

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
Information relating to stock options issued under the 1997 Plan and 2004 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, June 1, 2009	1,271,267	$2.82
Granted	—	—
Exercised	(267,600)	2.60
Canceled, forfeited and/or expired	—	—
Options outstanding, May 31, 2010	1,003,667	2.87
Granted	1,223,643	8.60
Exercised	(754,242)	2.20
Canceled, forfeited and/or expired	—	—
Options outstanding, May 31, 2011	1,473,068	7.97
Granted	1,430,500	11.63
Exercised	(159,925)	4.77
Canceled, forfeited and/or expired	—	—
Options outstanding, May 31, 2012	2,743,643	$10.07	8.89	$18,481
Exercisable options, May 31, 2012	252,409	$7.42	6.90	$2,367

The weighted average grant-date fair value of options granted was $5.26 and $4.42, respectively, for fiscal 2012 and 2011.  The total intrinsic value of options exercised was $978, $4,400 and $927, respectively, for 2012, 2011 and 2010.  We received $342, $159 and $162, respectively, for stock options exercised during fiscal 2012, 2011 and 2010.  In addition, during fiscal 2012, 2011 and 2010 respectively, 38,874, 185,659 and 86,064 shares of common stock valued at $419, $1,502 and $534 (the aggregate exercise price) were surrendered as a result of 83,500, 718,500 and 205,000 stock options exercised in cashless transactions.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

Information relating to RSU’s issued under the 1997 Plan and 2004 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSU's outstanding, June 1, 2009	996,632	$5.33
Granted	28,422	5.91
Converted	(22,490)	5.81
Forfeited	(41,416)	5.55
RSU's outstanding, May 31, 2010	961,148	5.33
Granted	25,523	7.64
Converted	(3,711)	4.85
Forfeited	—	—
RSU's outstanding, May 31, 2011	982,960	5.39
Granted	4,215	11.86
Converted	(692,575)	5.24
Forfeited	—	—
RSU's outstanding, May 31, 2012	294,600	$5.84
Vested RSU's, May 31, 2012	286,295	$5.60

Information relating to non-vested restricted shares issued under the 1997 Plan and 2004 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares outstanding, June 1, 2009	95,769	$5.20
Granted	30,096	5.58
Vested	(18,284)	5.18
Forfeited	(12,819)	4.68
Non-vested restricted shares outstanding, May 31, 2010	94,762	5.39
Granted	212,257	8.37
Vested	(105,417)	5.64
Forfeited	—	—
Non-vested restricted shares outstanding, May 31, 2011	201,602	8.39
Granted	56,603	11.76
Vested	(55,531)	9.10
Forfeited	(4,090)	8.15
Non-vested restricted shares outstanding, May 31, 2012	198,584	$9.16

In February 2011, our Board of Directors appointed a new Chief Executive Officer (“CEO”), replacing our retiring CEO, effective March 7, 2011.  The Company entered into an employment agreement with the new CEO, pursuant to which he was granted certain equity awards with a grant date value aggregating $6,045.  The equity awards consist of 163,637 shares of restricted stock with a grant date value of $1,381; a stock option to purchase 654,550 shares of Class A common stock at an exercise price of $8.44 per share with a grant date value of $2,740; and stock options to purchase 409,093 shares of Class A common stock at an exercise price of $8.44 per share with a grant date value of $1,924.  The restricted stock and option to purchase 654,550 shares vest in equal annual installments over a five-year period, in each case subject to continued employment with the Company through each such vesting date.  The options to purchase 409,093 shares will be eligible to vest in three stages based upon the Company’s achievement of stock

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

price targets of $15.00, $20.00 and $25.00, in each case subject to continued employment with the Company through applicable service periods ranging from 2.4 to 4.4 years.  All stock options granted to the new CEO expire no later than ten years from the grant date. For fiscal 2012 and 2011, respectively, we recognized $1,406 and $328 in compensation expense related to these equity awards.

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

On December 12, 2008, the Compensation Committee of our Board of Directors also granted 240,500 RSU's (collectively, the “Units”) to certain employees not participating in the Performance Awards program.  Each Unit represented the right to receive one share of the Company's Class A common stock upon vesting.  The aggregate value, before forfeitures, of the Units at the grant date was $1,332, which was being expensed over the vesting period.  The Units were scheduled to cliff vest on May 31, 2011, or as otherwise provided in the award agreements, assuming the holder was still employed by the Company.  The shares were required to be issued within 30 days following vesting.  Any dividends declared and payable between the grant date and the vesting date would be payable to the holder following the issuance of the shares.  The WHF-TPG transaction resulted in accelerated vesting, but not issuance, of the Units.  For fiscal 2011 and 2010, respectively, we recognized $456 and $448 in compensation expense related to the Units.  During June 2011, we issued 202,500 shares of Class A common stock for the vested Units.

Aggregate stock-based compensation expense for stock options, RSU's and restricted shares amounted to $2,911, $3,268 and $1,711, respectively, and the related tax benefit was approximately $1,154, $1,296 and $678, respectively, for fiscal 2012, 2011 and 2010.  At May 31, 2012, total unrecognized compensation cost related to non-vested share-based compensation awards was approximately $12,046, which is expected to be recognized over a weighted average period of 2.5 years.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

15. COMMITMENTS AND CONTINGENCIES

Leases – We lease warehouse and office facilities, manufacturing and production facilities, transportation equipment and other equipment under operating lease agreements expiring through fiscal 2016.  In June 2012, we amended our principal location lease agreement; extending the lease term from March 2013 to January 2023.  At May 31, 2012, future minimum payments of $2,551 under these non-cancelable operating leases are due as follows: $2,294 (2013), $180 (2014), $69 (2015) and $8 (2016).  Rental expense was $2,573, $2,356 and $2,416, respectively, for fiscal 2012, 2011 and 2010.

Purchase Commitments – At May 31, 2012, we were committed to future purchases primarily for inventory related items, including raw materials, packaging and outsourced contract manufacturing, under open purchase orders for specified quantities with fixed price provisions aggregating $19,584.

Litigation - We are involved in various legal actions that arise in the normal course of business.  Although ultimate liability cannot be determined at the present time, based on available information, we do not believe the resolution of these matters will have a material adverse effect on our results of operations and financial condition.  However, it is possible that future litigation could arise, or that developments could occur in existing litigation, that could have a material adverse effect on our results of operations and financial condition.

We are engaged in litigation concerning advertising statements relating to our Move Free Advanced products.  In a case filed in May 2011 and pending in the United States District Court for the Southern District of California (“Lerma”), the plaintiff has brought two California statutory claims (under the Consumer Legal Remedies Act and the Unfair Competition Law) and a common law breach of express warranty claim, each of which alleges false or misleading advertising by us.  The plaintiff seeks to certify a class, which would consist of all California residents who purchased Move Free Advanced within the class period.  The plaintiff seeks actual damages, punitive damages and injunctive relief on behalf of this purported class.  In another case filed in December 2011 in the United States District Court for the Northern District of Illinois, Eastern Division (“Pearson”), the plaintiff alleged violations of the Illinois Consumer Fraud Act and similar consumer fraud statutes of certain other states relating to our advertising for Move Free Advanced, as well as personal injury and negligence claims.  In Pearson, the plaintiff sought to certify a class consisting of purchasers of Move Free Advanced within the applicable statute of limitations period or, alternatively, all Illinois residents who purchased these products within the applicable limitations period.  The plaintiff also sought actual damages, medical monitoring and attorneys' fees.  In February 2012, Pearson was voluntarily dismissed.  In March 2012, the plaintiff in Lerma was granted leave of court to add the Pearson named plaintiff and his allegations and claims to the Lerma case.  All of the plaintiffs' claims on behalf of respective proposed classes are now pending in Lerma.  We dispute the plaintiffs' allegations and intend to vigorously defend ourselves in the litigation.  At this time, however, we are unable to determine the amount of loss, if any, from these matters.

We establish liabilities when a particular contingency is probable and estimable.  As of May 31, 2012, it is reasonably possible that exposure to loss exists in excess of amounts accrued.  However, such amount, if any, cannot be currently estimated.

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

Under the terms of the amended sublicense agreement, we are required to make annual royalty payments to Mariz on sales of products covered by the agreement in countries other than those listed above.  The royalty payments, as amended, are equal to (i) 4.0% of sales up to $7,000 (ii) 3.5% of sales greater than $7,000 and less than $14,000; (iii)

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

3.0% of sales greater than $14,000 and less than $21,000; and (iv) 2.5% of sales over $21,000.  The sublicense agreement includes an irrevocable buy-out option, exercisable by us after February 28, 2009, for a purchase price equal to the greater of $2,000 or 6.5 times the aggregate royalties paid by us in the royalty year immediately preceding the date of the exercise of the option.

On September 19, 2007, we entered into a license agreement with Mariz providing for non-exclusive rights to use the Schiff and Move Free trademarks in connection with the sale of joint care products to Costco Wholesale Corporation (“Costco”) in Japan.  The initial term of the license agreement was for three years following the launch of our product into Japan.  On March 10, 2011, we renewed and amended the license agreement for an additional three years commencing June 1, 2011.  We may renew the license agreement for a successive three-year term if certain minimum sales levels are achieved during the sixth year following the product launch.  The amended license agreement provides that we continue to pay royalties equal to 5% of joint care product sales to Costco in Japan with guaranteed minimum annual royalties ranging from $125 to $225 for each year the agreement is in effect.  Each party has certain termination rights, and depending on which party terminates and the reason for the termination, we may continue to owe the guaranteed minimum royalties for a period following termination of the license agreement.

Royalty expense, related to the Mariz licensing agreements, amounted to $494, $491 and $512, respectively, for fiscal 2012, 2011 and 2010.

Retirement Plan – We sponsor a contributory 401(k) savings plan covering all employees who have met minimum age and service requirements.  We make discretionary contributions of 50% of the employee’s contributions up to the first seven percent of the employee’s compensation.  Contribution expense amounted to $452, $483 and $482, respectively, for fiscal 2012, 2011 and 2010.

16. RELATED PARTY TRANSACTIONS

Related party transactions, not otherwise disclosed, are summarized below.

We provide contract manufacturing services to WGN.  For fiscal 2012, 2011 and 2010, respectively, net sales to WGN were $147, $598 and $1,037, with a gross profit of $38, $47 and $99.  In addition, for fiscal 2012, 2011 and 2010, respectively, we received $0, $18 and $249 (reflected as a reduction in operating expenses), for certain general and administrative, research and development, and logistics services provided to WGN.

In fiscal 2012, we paid TPG Capital Management, L.P. $426 as reimbursement for time for due diligence and negotiations and out-of-pocket expenses in connection with the Airborne Acquisition.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except share data)

17. QUARTERLY RESULTS (UNAUDITED)

Quarterly results (unaudited) for fiscal 2012 and 2011 are as follows:

	Quarter Ended
	Aug 31	Nov 30	Feb 29	May 31
2012:
Net sales	$58,238	$61,030	$72,211	$67,432
Gross profit	26,042	26,827	33,087	33,402
Income from operations	7,753	4,261	7,100	6,348
Income tax expense	2,699	1,594	2,358	2,423
Net income	4,703	2,436	4,630	1,958
Basic net income per share	0.16	0.08	0.16	0.07
Diluted net income per share	0.16	0.08	0.16	0.07

	Quarter Ended
	Aug 31	Nov 30	Feb 28	May 31
2011:
Net sales	$51,419	$52,622	$57,735	$51,872
Gross profit	20,305	20,205	20,872	19,794
Income from operations	5,863	3,059	6,353	4,918
Income tax expense	2,127	1,192	2,187	1,742
Net income	3,689	1,836	4,045	3,072
Basic net income per share	0.13	0.06	0.14	0.11
Diluted net income per share	0.13	0.06	0.14	0.10

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION OF QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2012, 2011 AND 2010
(in thousands)

Description	Balance at Beginning of Year	Reductions Charged to Costs / Expenses	Additions Charged to Net Sales	Additions due to Acquisitions	Deductions /Write-offs	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2010	$450	$—	$—	$—	$(274)	$176
2011	$176	$—	$—	$—	$(18)	$158
2012	$158	$(12)	$—	$54	$—	$200
ALLOWANCE FOR SALES RETURNS AND DISCOUNTS:
2010	$1,885	$—	$8,811	$—	$(8,903)	$1,793
2011	$1,793	$—	$7,988	$—	$(8,156)	$1,625
2012	$1,625	$—	$10,830	$585	$(9,162)	$3,878