Form 10-Q
period 2012-08-31
SCHIFF NUTRITION INTERNATIONAL, INC.
filed 2012-10-03
CIK 1022368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

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

As of September 26, 2012, the registrant had outstanding 21,810,106 shares of Class A common stock and 7,486,574 shares of Class B common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	August 31, 2012	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,291	$8,607
Available-for-sale securities	2,673	5,162
Receivables, net	38,864	29,778
Inventories	37,379	43,933
Prepaid expenses and other	1,614	2,378
Deferred taxes, net	3,243	2,297

Total current assets	101,064	92,155

Property and equipment, net	12,333	13,130

Other assets:
Goodwill	78,358	78,458
Intangible assets, net	142,277	143,563
Available-for-sale securities	584	659
Other assets	2,530	2,674

Total other assets	223,749	225,354

Total assets	$337,146	$330,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,937	$15,577
Accrued expenses	16,802	19,441
Current portion of long-term debt	1,400	3,400
Income taxes payable	4,781	16
Dividends payable	154	154

Total current liabilities	39,074	38,588

Long-term liabilities:
Long-term debt, net	132,280	132,362
Dividends payable	472	549
Deferred taxes, net	43,149	44,016
Other	2,141	2,236

Total long-term liabilities	178,042	179,163

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; shares authorized-10,000,000; no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; shares authorized-50,000,000; shares issued and outstanding-21,808,664 and 21,769,910	218	218
Class B common stock, par value $.01 per share; shares authorized-25,000,000; shares issued and outstanding-7,486,574	75	75
Additional paid-in capital	92,504	91,346
Accumulated other comprehensive loss	(130)	(85)
Retained earnings	27,363	21,334

Total stockholders' equity	120,030	112,888

Total liabilities and stockholders' equity	$337,146	$330,639

See notes to condensed consolidated financial statements.

10/3SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended August 31,
	2012	2011

Net sales	$85,133	$58,238

Cost of goods sold	45,066	32,196

Gross profit	40,067	26,042

Operating expenses:
Selling and marketing	19,108	11,731
General and administrative	6,340	4,968
Research and development	1,260	1,296
Amortization of intangibles	1,022	294

Total operating expenses	27,730	18,289

Income from operations	12,337	7,753

Other income (expense):
Interest income	8	18
Interest expense	(2,709)	(370)
Other, net	(21)	1

Total other expense, net	(2,722)	(351)

Income before income taxes	9,615	7,402
Income tax expense	3,586	2,699

Net income	$6,029	$4,703

Weighted average shares outstanding:
Basic	29,355,593	29,325,496
Diluted	29,933,470	29,456,948

Net income per share – Class A and B common stock and vested restricted stock units:
Basic	$0.21	$0.16
Diluted	$0.20	$0.16

Comprehensive income	$5,984	$4,691

See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended August 31,
	2012	2011
Cash flows from operating activities:
Net income	$6,029	$4,703
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,783)	(256)
Depreciation and amortization	2,394	1,360
Amortization of financing fees	405	49
Stock-based compensation	1,125	525
Excess tax benefit from equity instruments	(84)	(54)
Changes in operating assets and liabilities:
Receivables	(9,086)	2,265
Inventories	6,654	(1,266)
Prepaid expenses and other	764	(123)
Other assets	7	—
Accounts payable	492	3,270
Other current liabilities	2,352	(443)
Other long-term liabilities	(95)	44

Net cash provided by operating activities	9,174	10,074

Cash flows from investing activities:
Purchase of business	—	(38,822)
Purchase of property and equipment	(443)	(1,059)
Purchase of available-for-sale securities	—	(1,205)
Proceeds from sale of available-for-sale securities	2,489	1,606

Net cash provided by (used in) investing activities	2,046	(39,480)

Cash flows from financing activities:
Proceeds from debt	—	40,000
Payments on debt	(2,350)	—
Dividends paid	(77)	(421)
Proceeds from stock options exercised	85	112
Purchase and retirement of common stock	(136)	(643)
Excess tax benefit from equity instruments	84	54
Contingent consideration settlement payments	(142)	—

Net cash provided by (used in) financing activities	(2,536)	39,102

Increase in cash and cash equivalents	8,684	9,696
Cash and cash equivalents, beginning of period	8,607	39,547

Cash and cash equivalents, end of period	$17,291	$49,243
See notes to condensed consolidated financial statements.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying unaudited interim condensed consolidated financial statements (“interim financial statements”) of Schiff Nutrition International, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) do not include all disclosures provided in our annual consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended May 31, 2012 as filed with the Securities and Exchange Commission (“SEC”).  The May 31, 2012 condensed consolidated balance sheet, included herein, was derived from our audited financial statements, but all disclosures included in the audited financial statements required by generally accepted accounting principles are not provided in the accompanying footnotes.

In our opinion, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of our financial position and results of operations.  Results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that we may achieve for any other interim period or for the entire year.

With respect to our condensed consolidated statements of cash flows, increases (decreases) in amounts included in accounts payable for purchase of property and equipment totaled $(132) and $(35), respectively, for the three months ended August 31, 2012 and 2011.  For the three months ended August 31, 2012 and 2011, respectively, interest payments totaled $1,770 and $33 and net income tax payments totaled $475 and $3. During the fiscal 2012 first quarter, 5,148 shares of common stock valued at $49 were surrendered in exchange for options exercised. No shares of common stock were surrendered in exchange for options exercised during the fiscal 2013 first quarter.

2.	ACQUISITIONS

On March 30, 2012, we acquired all of the outstanding shares of Airborne, Inc. from GF Consumer Health, L.L.C. for aggregate consideration of $150,230 in cash (the “Airborne Acquisition”).  The Airborne Acquisition provides us with a leading brand in the immune support category of the dietary supplements industry.  The Airborne Acquisition was funded primarily by borrowings under a new credit agreement.  See Note 8 of Notes to Condensed Consolidated Financial Statements for discussion of the credit agreement.

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

The total consideration transferred for the Probiotics Acquisition was $41,699; consisting of $38,822 in cash funded by borrowings under our then-current credit facility, and $2,877 in contingent consideration representing the acquisition date fair value of the estimated royalties to be paid to Ganeden.  Total estimated royalties to be paid to Ganeden at the acquisition date range from $3,000 to $5,000 on an undiscounted basis. Royalties paid through August 31, 2012 were $575.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

The estimated fair values of the assets acquired and liabilities assumed as of the acquisition dates for the Airborne Acquisition and Probiotics Acquisition are as follows:

	Airborne Acquisition	Probiotics Acquisition
Assets acquired:
Cash	$87	$—
Receivables, net(1)	5,238	2,526
Inventories	9,780	2,342
Prepaid expenses and other	177	5
Property and equipment	511	—
Intangible assets	114,670	30,781
Goodwill	65,805	8,307
Total assets acquired	196,268	43,961
Liabilities assumed:
Accounts payable	1,310	1,805
Accrued expenses	1,868	457
Deferred taxes	42,860	—
Total liabilities assumed	46,038	2,262
Net assets acquired	$150,230	$41,699

(1)Contractual gross receivables totaled $5,561 and $2,842, respectively, for the Airborne Acquisition and the Probiotics Acquisition.

The total purchase price for each acquisition has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date, with amounts exceeding fair value recorded as goodwill.  The goodwill recognized in the Airborne Acquisition, $2,566 of which is deductible for tax purposes, is primarily attributable to diversification of our existing product lines and certain selling, administrative and manufacturing cost savings.  The goodwill recognized in the Probiotics Acquisition, all of which is deductible for tax purposes, is primarily attributable to diversification of our existing product lines, access to resources for the research and development of future technology in the probiotics market, and certain selling and corporate cost savings.

We obtained independent valuations to assist us in our estimate of the fair value of assets acquired and liabilities assumed.  The valuations used a combination of income, sales comparison, and cost approach methodologies in determining the fair value of assets acquired and liabilities assumed, utilizing observable market based inputs and non-observable inputs into the valuation models.

Our interim financial statements as of and for the three months ended August 31, 2011 reflected the determination and allocation of the purchase price for the Probiotics Acquisition using preliminary estimates and assumptions. Since the acquisition, certain adjustments and reclassifications were made to the previously reported provisional amounts. The total consideration transferred increased to $41,699 from $38,897, primarily due to obtaining fair value information related to the contingent consideration and the recognition of that contingent consideration as part of the purchase price. This increase in consideration transferred is primarily reflected as a decrease of $123 in inventories and increases of $1,937 in acquired intangible assets and $790 in goodwill. Also during the fiscal 2012 second quarter, certain reclassifications were made to the components of net working capital acquired. The accompanying prior year interim financial statements reflect these changes.

Our consolidated financial statements as of and for the year ended May 31, 2012 reflected the allocation of the purchase price for the Airborne Acquisition using preliminary estimates and assumptions. During the fiscal 2013 first quarter, certain adjustments were made to the previously reported provisional amounts. These adjustments primarily related to obtaining fair value information related to acquired inventories. As a result, the amount of the purchase price allocated to acquired inventories increased by $3,000 with a corresponding decrease in primarily intangible assets. As a result of this change, fiscal 2012 fourth quarter net income decreased by $291, net of income tax benefit of $184, due to a $475 inventory charge to cost of goods sold. During the fiscal 2013 first quarter, we recognized an additional

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

$1,550 inventory charge to cost of goods sold, resulting in a $972 decrease in net income, net of income tax benefit of $578.

Allocation of the purchase price for the Airborne Acquisition is based upon preliminary estimates and assumptions and pending the final valuation report.  These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the valuations of the net tangible, including inventories, and intangible assets acquired and liabilities assumed.  Any change could result in variances between our future financial results and the amounts recognized in the accompanying interim financial statements as of and for the three months ended August 31, 2012.

Net sales and net income related to the Airborne Acquisition included in our condensed consolidated financial statements for the fiscal 2013 first quarter are approximately $13,300 and $3,743, respectively.  For the three months ended August 31, 2011, pro forma unaudited consolidated net sales, net income and net income per diluted share are $74,339, $7,067 and $0.24, respectively.  The pro forma unaudited results from operations give effect as if the Airborne Acquisition had occurred on June 1, 2011, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.

The pro forma information may not be indicative of the results that would have been obtained had the Airborne Acquisition actually occurred at June 1, 2011, nor should it be construed as a projection of future results.

3.	AVAILABLE-FOR-SALE SECURITIES & CASH EQUIVALENTS

Available-for-sale securities and cash equivalents measured at fair value using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3), consist of the following at:

	Level 1	Level 2	Level 3	Total
August 31, 2012:
Money market funds	$7,453	$—	$—	$7,453
Certificates of deposit	—	1,695	—	1,695
Corporate debt securities	686	—	—	686
Federal, state and municipal debt securities	876	—	—	876

	$9,015	$1,695	$—	10,710

Less cash equivalents				7,453
Total available-for-sale securities				3,257
Less long-term portion				584

Short-term portion				$2,673

May 31, 2012:
Money market funds	$4,897	$—	$—	$4,897
Certificates of deposit	—	3,174	—	3,174
Corporate debt securities	1,696	—	—	1,696
Federal, state and municipal debt securities	502	—	449	951

	$7,095	$3,174	$449	10,718

Less cash equivalents				4,897
Total available-for-sale securities				5,821
Less long-term portion				659

Short-term portion				$5,162

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

The following is a reconciliation of the beginning and ending balances of available-for-sale securities measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended August 31,
	2012	2011
Beginning balance	$449	$435
Reclassified to Level 1	(449)	—
Total gains (all unrealized and included in other comprehensive loss)	—	26

Ending balance	$—	$461

During the fiscal 2013 first quarter, certain debt securities, previously measured at fair value using a discounted cash flow analysis (Level 3), were measured at fair value using quoted prices in active markets (Level 1). Due to limited trading activity, these securities were previously deemed to be trading in an inactive market. These securities are now deemed to be trading in an active market due to increases in recent trading activity.

Contractual maturities of debt securities are as follows at August 31, 2012:

Less than one year	$2,673
One to five years	—
Over five years	584

Total	$3,257

At August 31, 2012, available-for-sale securities include $584 in debt securities valued $216 below cost and included in long-term assets.

At August 31, 2012, unrealized losses of $130, net of income tax benefits of $86, were included in accumulated other comprehensive loss in the accompanying interim financial statements.  The amount of unrealized gains or losses for the three months ended August 31, 2012 and 2011 was not significant.

In determining the fair value of our available-for-sale securities at August 31, 2012, we have taken into consideration quoted market prices and/or other considerations, including fair value determined by the respective financial institutions, current credit rating of the debt securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and our current liquidity position.

Our other financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and outstanding debt when valued using market interest rates, would not be materially different from the amounts presented in these interim financial statements.

4.	RECEIVABLES, NET

Receivables, net, consist of the following:

	August 31, 2012	May 31, 2012
Trade accounts	$43,326	$33,764
Other	102	92

	43,428	33,856
Less allowances for doubtful accounts, sales returns and discounts	(4,564)	(4,078)

Total	$38,864	$29,778

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

5.	INVENTORIES

Inventories consist of the following:

	August 31, 2012	May 31, 2012
Raw materials	$14,656	$12,480
Work in process	354	1,304
Finished goods	22,369	30,149

Total	$37,379	$43,933

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, consist of the following:

	August 31, 2012			May 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Goodwill	$78,358	$—	$78,358	$78,458	$—	$78,458

Intangible assets:
Technology license agreement	$15,044	$(1,047)	$13,997	$15,044	$(798)	$14,246
Customer relationships	64,598	(1,312)	63,286	64,598	(559)	64,039
Supply agreement	2,264	(717)	1,547	2,264	(453)	1,811
Non-compete agreements	393	(98)	295	393	(78)	315
Patents and trademark	63,852	(700)	63,152	63,852	(700)	63,152

Total	$146,151	$(3,874)	$142,277	$146,151	$(2,588)	$143,563

The technology license agreement, which grants perpetual patent, trademark, know-how and copyright licenses, is amortized over an estimated useful life of 11 years and the customer relationships are amortized over an estimated useful life of 20 years, both recognizing amortization expense based on a method that reflects expected undiscounted cash flows.  The supply agreement is amortized over an estimated useful life of 3 years and non-compete agreements are amortized over estimated useful lives of 5 years, both recognizing amortization expense using the straight-line method.  Certain trademarks with a carrying value of $63,152 have been determined to have indefinite lives and are not being amortized.

Amortization expense for the first quarters of fiscal 2013 and 2012 was $1,286 and $407, respectively.  Amortization expense of $264 and $113 related to the supply agreement is included in cost of goods sold for the first quarters of fiscal 2013 and 2012, respectively.  Amortization expense related to the other intangible assets is reflected as an operating expense and included in amortization of intangibles.  Estimated amortization expense for the next five fiscal years, assuming no changes in our intangible assets, is $5,938 (2013), $6,017 (2014), $5,631 (2015), $5,782 (2016), and $5,607 (2017).

Goodwill and intangible assets (and useful lives) resulting from the Airborne Acquisition are preliminary.  See Note 2 of Notes to Condensed Consolidated Financial Statements for discussion of the Airborne Acquisition.

SCHIFF NUTRITION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except share data)

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31, 2012	May 31, 2012

Accrued personnel related costs	$3,273	$6,969
Accrued promotional costs	11,073	10,595
Other	2,456	1,877

Total	$16,802	$19,441

8.	LONG-TERM DEBT

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

On March 30, 2012, we replaced the Credit Facility with a new credit agreement (the “Credit Agreement”), with Royal Bank of Canada as agent, which provides for borrowings up to $200,000.  Pursuant to the Credit Agreement, we borrowed $140,000 of term loans (the “Term Loans”) to partially finance the Airborne Acquisition.  The Credit Agreement also provides a $60,000 revolving credit facility (the “Revolver Loans”), which may be used to fund our normal working capital and capital expenditure requirements, and certain permitted strategic transactions.  Borrowings under the Credit Agreement bear interest at floating rates, subject to a floor, based on the Royal Bank of Canada's prime rate, the Federal Funds rate, or the adjusted Eurodollar rate.  The Term Loans mature on March 30, 2018, and Revolver Loans mature on March 30, 2017.  The Term Loans will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity.  We may prepay any loans without penalty or premium, and the Term Loans may be repaid at a discount subject to conditions set forth in the Credit Agreement.  We are required to prepay the Term Loans in an amount equal to (i) 100% of the net cash proceeds from any debt incurred by us, (ii) 100% of any asset sales, casualty and condemnation events and (iii) 50% of excess cash flow (such percentage to be subject to reduction based on achievement of specified senior secured net leverage ratios), in each case, subject to certain reinvestment rights and other exceptions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.375% to 0.750%.

At August 31, 2012, we had outstanding $133,680 in Term Loans, which is net of unamortized debt issue costs of $5,970. The interest rate on the Term Loans was 6.00% at August 31, 2012. The current portion of the Term Loans, reflected as a current liability in the August 31, 2012 balance sheet, is $1,400.

At May 31, 2012, we had outstanding $2,000 in Revolver Loans and $133,762 in Term Loans, which is net of unamortized debt issuance costs of $6,238.  The interest rate on the Revolver and Term Loans, respectively, was 4.99% and 6.00% at May 31, 2012.  The current portion of the Revolver and Term Loans, reflected as a current liability in the May 31, 2012 balance sheet, is $3,400.  Although contractually due on March 30, 2017, the outstanding $2,000 in Revolver Loans was paid in July 2012 and is reflected as a current liability at May 31, 2012.

At August 31, 2012, future maturities of the Term Loans, excluding debt issuance costs, are as follows; $1,400 (2013), $1,400 (2014), $1,400 (2015), $1,400 (2016), $1,400 (2017) and $132,650 thereafter.  These future maturities exclude potential elective or required pre-payments as described above, if any.

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

10.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations:

	Three Months Ended August 31,
	2012	2011
Income available to Class A and B common stockholders and vested restricted stock units (numerator):
Net income	$6,029	$4,703
Adjustments	—	—

Income on which basic and diluted earnings per share are calculated	$6,029	$4,703

Weighted-average number of common shares outstanding (denominator):
Basic	29,355,593	29,325,496
Add-incremental shares from restricted stock	77,129	39,871
Add-incremental shares from restricted stock units	3,594	1,899
Add-incremental shares from stock options	497,154	89,682

Diluted	29,933,470	29,456,948

Options to purchase 30,000 shares of Class A common stock at an exercise price of $19.41 per share and 891,000 shares of Class A common stock at exercise prices ranging from $11.05 to $11.31 per share were outstanding during the first quarters of fiscal 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares for the respective period.

The net income per share amounts are the same for Class A and Class B common stock and vested restricted stock units not yet issued because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

11.	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS

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

At August 31, 2012, we held $3,257 in available-for-sale securities consisting of $1,695 in certificates of deposit and $1,562 in other debt securities, including $584 in debt securities valued $216 below cost. In determining the fair value of our available-for-sale securities at August 31, 2012, we have taken into consideration quoted market prices and/or other considerations, including fair values determined by the respective financial institutions, current credit rating of the debt securities and insurance provisions, as deemed appropriate, and our current liquidity position.  Although we believe the debt securities will ultimately be liquidated at or near our cost basis, any impairment in the value of these securities could adversely impact our results of operations and financial condition.

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

The combined net sales to our two largest customers are significant.  For the first quarters of fiscal 2013 and 2012, respectively, Customer A accounted for approximately 28% and 30%, and Customer B accounted for approximately 39% and 35%, of total net sales.  At August 31, 2012 and May 31, 2012, respectively, amounts due from Customer A represented approximately 26% and 27%, and amounts due from Customer B represented approximately 33% and 37%, of total trade accounts receivable.

12.	COMMITMENTS AND CONTINGENCIES

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

We establish liabilities when a particular contingency is probable and estimable.  As of August 31, 2012, it is reasonably possible that exposure to loss exists in excess of amounts accrued.  However, such amount, if any, cannot be currently estimated.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q and other reports filed with the SEC. Sections of this Form 10-Q including, in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management's beliefs and assumptions, current expectations, estimates and projections.  Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “may,” “should,” “intends,” or similar expressions, are forward-looking statements.  These statements are subject to risks and uncertainties, certain of which are beyond our control, and therefore, actual results may differ materially.  Important factors that may cause results to materially differ from these forward-looking statements include, but are not limited to, the factors indicated from time to time in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended May 31, 2012, copies of which are available upon request from our investor relations group or which may be obtained at the SEC's website (www.sec.gov).  Forward-looking statements only speak as of the date hereof and we do not undertake and expressly disclaim any obligation to update or release any revisions to any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

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

On March 30, 2012, we acquired all of the outstanding shares of Airborne, Inc. from GF Consumer Health, L.L.C. for aggregate consideration of $150.2 million in cash (the "Airborne Acquisition").  Airborne is a leading brand in immunity support products.  The Airborne Acquisition was funded primarily by borrowings under a new Credit Agreement. See Note 8 of Notes to Condensed Consolidated Financial Statements for discussion of the new Credit Agreement.

During fiscal 2012, we provided selling and marketing support intended to, among other things: defend our overall Move Free business against competition, including private label, and ultimately to increase our market share in the joint care product category; support the growth and distribution of MegaRed; and support the launch and expansion of new products such as Move Free Ultra and MegaRed Extra Strength. During fiscal 2012, we significantly increased our investment in selling and marketing, particularly advertising and consumer marketing. During the fiscal 2013 first quarter, we continued these efforts by increasing our advertising and other consumer support to $12.5 million from $6.5 million for the fiscal 2012 first quarter. We believe this strategy is strengthening our brands, promoting consumer loyalty and contributing to the growth in our branded business.

Our gross profit and operating margins for the fiscal 2013 first quarter, compared to the fiscal 2012 first quarter, were positively impacted by a higher mix of branded sales, including Airborne sales, together with operational efficiencies, partially offset by a $1.6 million purchase accounting inventory charge related to the Airborne Acquisition. Allocation of the Airborne Acquisition purchase price resulted in a $3.0 million increase in acquired inventories which is charged to cost of goods sold as the inventory is sold. Approximately $2.0 million of the inventory valuation adjustment has been recognized through August 31, 2012. The remaining $1.0 million will be recognized in the fiscal 2013 second quarter.

Our operating results for the fiscal 2013 first quarter, compared to the fiscal 2012 first quarter, were negatively impacted by $0.7 million in amortization expense related to the Airborne Acquisition. In addition, interest expense for the fiscal 2013 first quarter, compared to the fiscal 2012 first quarter, increased $2.3 million, primarily due to the issuance of debt to fund the Airborne Acquisition.

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

Results of Operations (unaudited)
Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

The following tables show comparative results for selected items as reported and as a percentage of net sales for the three months ended August 31, (dollars in thousands):

	2012		2011

Net sales	$85,133	100.0%	$58,238	100.0%
Cost of goods sold	45,066	52.9	32,196	55.3

Gross profit	40,067	47.1	26,042	44.7
Operating expenses:
Selling and marketing	19,108	22.4	11,731	20.2
General and administrative	6,340	7.4	4,968	8.5
Research and development	1,260	1.5	1,296	2.2
Amortization of intangibles	1,022	1.2	294	0.5

Total operating expenses	27,730	32.6	18,289	31.4

Income from operations	12,337	14.5	7,753	13.3
Other expense, net	(2,722)	(3.2)	(351)	(0.6)
Income tax expense	(3,586)	(4.2)	(2,699)	(4.6)

Net income	$6,029	7.1%	$4,703	8.1%

Net Sales.  Net sales increased 46.2% to $85.1 million for the fiscal 2013 first quarter, from $58.2 million for the fiscal 2012 first quarter, due to an increase in both branded and private label net sales.

Aggregate branded net sales increased 49.3% to $74.8 million for the fiscal 2013 first quarter, from $50.1 million for the fiscal 2012 first quarter, primarily due to an increase in sales volume of $15.0 million, or 21.8% and $13.3 million in incremental Airborne net sales; partially offset by an aggregate $3.6 million increase in promotional incentives classified as sales price reductions and sales returns and allowances.  Classification of promotional costs as a reduction from gross sales is required when the promotion effectively represents a sales price decrease.  The increase in branded sales volume was primarily attributable to increases in new product sales, particularly Move Free Ultra and MegaRed Extra Strength.

Private label sales increased 27.2% to $10.3 million for the fiscal 2013 first quarter, from $8.1 million for the fiscal 2012 first quarter.  The increase was primarily related to timing of promotional activity for certain private label products.

Gross Profit.  Gross profit increased 53.9% to $40.1 million for the fiscal 2013 first quarter, from $26.0 million for the fiscal 2012 first quarter.  Gross profit, as a percentage of net sales, increased to 47.1% for the fiscal 2013 first quarter, from 44.7% for the fiscal 2012 first quarter, primarily resulting from a higher mix of branded sales, driven by the Airborne Acquisition, together with operational efficiencies. The fiscal 2013 first quarter gross profit was negatively impacted by a purchase accounting adjustment related to acquired Airborne inventory resulting in a $1.6 million decrease in gross profit.  Since certain of our warehousing and distribution costs are included in general and administrative expenses, our gross profit may not be comparable to other entities that may include these expenses as a component of cost of goods sold.

Operating Expenses.  Operating expenses increased 51.6% to $27.7 million for the fiscal 2013 first quarter, from $18.3 million for the fiscal 2012 first quarter.  Operating expenses, as a percentage of net sales, were 32.6% and

31.4%, respectively, for the fiscal 2013 and 2012 first quarters.  The increase in operating expenses reflects increases in selling and marketing, general and administrative and amortization of intangibles.

Selling and marketing expenses, including sales, marketing, advertising, freight and other costs, increased to $19.1 million for the fiscal 2013 first quarter, from $11.7 million for the fiscal 2012 first quarter, primarily due to an increase in consumer marketing support, primarily advertising, together with an increase in personnel related expenses.

General and administrative expenses increased to $6.3 million for the fiscal 2013 first quarter, from $5.0 million for the fiscal 2012 first quarter, primarily due to an increase in personnel related expenses, including long-term management incentive plan costs and accrued annual bonuses.

Research and development costs remained constant at $1.3 million for the fiscal 2013 and fiscal 2012 first quarters.

Amortization of intangibles increased $0.7 million for the fiscal 2013 first quarter, compared to the fiscal 2012 first quarter, due to the March 30, 2012 Airborne Acquisition.

Other Expense, net.  The $2.4 million increase in other expense, net, resulted from an increase in interest expense.  Interest expense increased due to the significant increase in outstanding debt related to the Airborne Acquisition.

Income Tax Expense.  Income tax expense was $3.6 million for the fiscal 2013 first quarter, compared to $2.7 million for the fiscal 2012 first quarter.  The increase primarily resulted from an increase in pre-tax income.  The effective tax rate increased modestly to 37.3% for the fiscal 2013 first quarter, from 36.5% for the fiscal 2012 first quarter, primarily due to a decrease in certain income tax credits.

Liquidity and Capital Resources

Working capital increased $8.4 million to $62.0 million at August 31, 2012, from $53.6 million at May 31, 2012.  Cash and cash equivalents and short-term available-for-sale securities, in aggregate, increased $6.2 million at August 31, 2012, as compared to May 31, 2012, primarily due to $9.2 million in positive cash flows from operations, partially offset by $2.4 million in cash outlays for principal debt payments and $0.4 million in capital expenditures.  Net receivables increased by $9.1 million at August 31, 2012, as compared to May 31, 2012, primarily resulting from an increase in net sales during the fiscal 2013 first quarter, as compared to the fiscal 2012 fourth quarter.  Inventories decreased $6.6 million at August 31, 2012, as compared to May 31, 2012, primarily due to supply chain and operational efficiencies.  Accrued expenses decreased by $2.6 million at August 31, 2012, as compared to May 31, 2012, primarily resulting from a decrease in accrued annual bonuses, partially offset by an increase in accrued interest and promotional expenses.

At August 31, 2012, we held $3.3 million in available-for-sale securities, consisting of $1.7 million in certificates of deposit and $1.6 million in other debt securities.  We believe the unsuccessful liquidation of some, or all, of these securities over the next twelve months will not significantly impact our liquidity needs.

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

On March 30, 2012, we replaced the Credit Facility with a new credit agreement (the “Credit Agreement”), with Royal Bank of Canada as agent, which provides for borrowings up to $200.0 million.  Pursuant to the Credit Agreement, we borrowed $140.0 million of term loans (the “Term Loans”) to partially finance the Airborne Acquisition.  The Credit Agreement also provides a $60.0 million revolving credit facility (the “Revolver Loans”), which may be used to fund our normal working capital and capital expenditure requirements, and certain permitted strategic transactions. Borrowings under the Credit Agreement bear interest at floating rates, subject to a floor, based on the Royal Bank of Canada's prime rate, the Federal Funds rate, or the adjusted Eurodollar rate.  The Term Loans mature on March 30, 2018, and Revolver Loans mature on March 30, 2017.  The Term Loans will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity.  We may prepay any loans without penalty or premium, and the Term Loans may be repaid at a discount subject to conditions set forth in the Credit Agreement.  We are required to prepay the Term Loans in an amount equal to (i) 100% of the net cash proceeds from any debt incurred by us, (ii) 100% of any asset sales, casualty and condemnation events and (iii) 50% of excess cash flow (such percentage to be subject to reduction based on achievement of specified senior secured net leverage ratios), in each case, subject to certain reinvestment rights and other exceptions.  We are obligated to pay certain commitment fees on any unused amounts based on rates ranging from 0.375% to 0.750%.

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

We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, as of August 31, 2012 or May 31, 2012.

A summary of our outstanding contractual obligations at August 31, 2012 is as follows (in thousands):

Contractual Cash Obligations(1)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt obligations, including interest(2)	$187,864	$10,317	$20,392	$19,891	$137,264
Operating leases	19,393	2,390	3,527	3,402	10,074
Purchase obligations(3)	20,141	20,141	—	—	—

Total obligations	$227,398	$32,848	$23,919	$23,293	$147,338

(1)	Unrecognized income tax benefits totaling approximately $517 are excluded since we are unable to estimate the period of settlement, if any.

(2)	Debt obligations, including interest, exclude potential elective or required pre-payments, including the impact of such pre-payments on interest payments, as defined in the Credit Agreement.

(3)	Purchase obligations consist primarily of open purchase orders for goods and services, primarily including raw materials, packaging and outsourced contract manufacturing commitments.

Critical Accounting Policies and Estimates

In preparing our interim financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales, cost of goods sold and operating expenses during the reported periods.  We periodically evaluate our estimates and judgments related to the valuation of available-for-sale securities, inventories and intangible assets, allowances for doubtful accounts, sales returns and discounts, uncertainties related to certain tax benefits and valuation of deferred tax assets.  Note 1 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2012, filed with the SEC, describes the accounting policies governing each of these matters.  Our estimates are based on historical experience and on our future expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

We believe the following accounting policies affect some of our more significant estimates and judgments used in preparation of our interim financial statements:

•
We provide for valuation adjustments for changes in the fair values of our available-for-sale securities.  Fair values are based upon quoted market prices and/or other considerations, including fair values determined by the respective financial institutions, current credit rating of the debt securities and insurance provisions, as deemed appropriate.  Changes in valuation adjustments for declines in the fair values of our available-for-sales securities did not impact net income for the fiscal 2013 and 2012 first quarters.  At both August 31, 2012 and May 31, 2012, unrealized losses resulting from fair market adjustments to our available-for-sale securities totaled $0.1 million.

•
We provide for inventory valuation adjustments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and/or liquidation value.  For the fiscal 2013 and 2012 first quarters, inventory valuation adjustments resulted in a decrease in our gross profit and operating income of $0.4 million and $0.2 million, respectively.  If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•
We maintain allowances for doubtful accounts, sales returns and discounts for estimated losses resulting from customer exposures, including among others, product returns, inability to make payments and expected utilization of offered discounts.  For both the fiscal 2013 and 2012 first quarters, changes in our allowances for doubtful accounts, sales returns and discounts resulted in a decrease in our gross profit and operating income of $0.5 million.  At August 31, 2012 and May 31, 2012, our allowances for doubtful accounts, sales returns and discounts amounted to $4.6 million and $4.1 million, respectively.  Actual results may differ from our current estimates, resulting in adjustment of the respective allowance(s).

•
We currently have deferred tax assets resulting from temporary differences between financial and income tax reporting.  These deferred tax assets are subject to periodic recoverability assessments.  The realization of these deferred tax assets is primarily dependent on future operating results.  Changes in these valuation allowances relating to deferred tax assets did not impact net income for the fiscal 2013 and 2012 first quarters. At both August 31, 2012 and May 31, 2012, deferred tax asset valuation allowances were zero.

•
We recognize tax benefits relative to certain tax positions in which we may be uncertain as to whether that tax position will ultimately be sustained as filed in our tax return.  The recognition or derecognition of these tax benefits is subject to periodic evaluation of the sustainability of the tax position based upon changes in facts, circumstances or available information.  Changes in the recognition of these tax benefits did not significantly impact net income for the fiscal 2013 and 2012 first quarters.  At both August 31, 2012 and May 31, 2012, unrecognized tax benefits totaled approximately $0.5 million.

•
We have certain intangible assets which are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  We also have goodwill and certain indefinite lived intangible assets, which are evaluated and/or tested at least annually for impairment.  We did not recognize any intangible asset or goodwill impairment losses for the fiscal 2013 and 2012 first quarters. The determination of whether or not these assets are impaired involves significant judgment.  Changes in strategy or market conditions could significantly impact our judgment and require adjustment to the recorded intangible assets or goodwill balances.

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

Our cash flows and net earnings may be subject to fluctuations resulting from changes in interest rates.  Our current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there is no underlying exposure.  We do not use financial instruments for trading purposes.  We measure market risk, related to our holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis.  Our Credit Agreement, under which borrowings bear interest at floating rates, in aggregate had $139.7 million outstanding at August 31, 2012.  Interest income earned on our short-term investments and interest expense recognized on our outstanding debt are impacted by changes in interest rates.  We do not believe that a hypothetical 10% change in interest rates would have had a material effect on our net earnings or cash flows for the fiscal 2013 first quarter.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2012 at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 12 to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding repurchases of our Class A common stock during the fiscal 2013 first quarter:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
June 1 – June 30	—	$—	—	—

July 1 – July 31	7,197	18.83	—	—

August 1 – August 31	—	—	—	—

Total	7,197	$18.83	—	—

(1)	Repurchase of these shares was to satisfy employee minimum tax withholding obligations due upon issuance of shares underlying restricted stock unit awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1.	Amended and Restated Agreement effective as of September 28, 2010 between Schiff Nutrition Group, Inc. and Joseph W. Baty. (1)
10.2.	Form of Employment Agreement between Schiff Nutrition International, Inc. and each of Shane Durkee, Scott Milsten and Jennifer Steeves-Kiss. (1)
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.	Interactive Data File (2)

1.	Filed herewith.
2.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHIFF NUTRITION INTERNATIONAL, INC.

Date:	October 3, 2012	By:	/s/ Tarang P. Amin
Tarang P. Amin
President and Chief Executive Officer

Date:	October 3, 2012	By:	/s/ Joseph W. Baty
Joseph W. Baty
Executive Vice President and Chief Financial Officer